Form 10-Q
period 2012-06-29
Engility Holdings, Inc.
filed 2012-08-13
CIK 1544229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-35487

ENGILITY HOLDINGS, INC.

(Exact names of registrant as specified in its charter)

Delaware	45-3854852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3750 Centerview Drive, Chantilly, VA	20151
(Address of principal executive offices)	(Zip Code)

703-708-1400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes        ☑  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes        ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes        ☑  No

There were 16,302,993 shares of Engility Holdings, Inc. common stock with a par value of $0.01 per share outstanding as of the close of business on July 31, 2012.

ENGILITY HOLDINGS, INC.

i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

UNAUDITED CONDENSED COMBINED BALANCE SHEETS

(in thousands)

	As of June 29, 2012	As of December 31, 2011
Assets:
Current assets:
Cash and cash equivalents	$10,451	$13,710
Receivables, net	362,135	415,071
Other current assets	37,962	37,824

Total current assets	410,548	466,605
Property, plant and equipment, net	11,647	13,082
Goodwill	904,040	904,040
Identifiable intangible assets, net	107,485	114,035
Other assets	5,210	5,485

Total assets	$1,438,930	$1,503,247

Liabilities and Equity:
Current liabilities:
Accounts payable, trade	$43,435	$56,901
Accrued employment costs	68,541	74,675
Accrued expenses	62,185	74,995
Advance payments and billings in excess of costs incurred	26,145	26,273
Deferred income taxes	14,498	26,750
Other current liabilities	18,678	20,342

Total current liabilities	233,482	279,936
Deferred income taxes	41,503	41,636
Income tax payable	60,486	58,288
Other liabilities	29,297	29,783

Total liabilities	364,768	409,643
Commitments and contingencies (see Note 8)
Equity:
Parent company investment	1,061,507	1,083,238
Noncontrolling interest	12,655	10,366

Total equity	1,074,162	1,093,604

Total liabilities and equity	$1,438,930	$1,503,247

See notes to unaudited condensed combined financial statements

ENGILITY HOLDINGS, INC.

UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Revenue	$386,420	$506,936	$787,103	$1,087,837
Revenue from affiliated entities	46,413	60,955	95,147	71,118

Total revenue	432,833	567,891	882,250	1,158,955
Costs and expenses
Cost of revenue	319,644	419,442	661,353	919,407
Cost of revenue from affiliated entities	46,413	60,955	95,147	71,118

Total cost of revenue	366,057	480,397	756,500	990,525
Selling, general and administrative expenses	36,457	36,034	69,714	69,897

Total costs and expenses	402,514	516,431	826,214	1,060,422

Operating income	30,319	51,460	56,036	98,533
Other expense, net	180	40	234	83

Income before income taxes	30,139	51,420	55,802	98,450
Provision for income taxes	12,640	20,080	23,389	38,388

Net income	$17,499	$31,340	$32,413	$60,062
Less: Net income attributable to noncontrolling interest	2,501	1,008	3,430	2,002

Net income attributable to Engility	$14,998	$30,332	$28,983	$58,060

See notes to unaudited condensed combined financial statements

ENGILITY HOLDINGS, INC.

UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 29, 2012	July 1, 2011
Operating activities:
Net income	$32,413	$60,062
Depreciation of property, plant, and equipment	1,785	3,403
Amortization of intangible assets	6,550	8,644
Deferred income tax benefit	(12,091)	(11,370)
Changes in operating assets and liabilities, excluding acquired amounts:
Receivables	53,044	32,890
Other current assets	148	(4,830)
Accounts payable, trade	(13,467)	(2,576)
Accrued employment costs	(6,135)	(10,557)
Accrued expenses	(12,810)	(9,874)
Advance payments and billings in excess of costs incurred	(128)	5,572
Other liabilities	(246)	14,541

Net cash provided by operating activities	49,063	85,905

Investing activities:
Capital expenditures	(469)	(3,283)

Net cash used in investing activities	(469)	(3,283)

Financing activities:
Net transfers to parent	(50,713)	(74,012)
Net transfers to non-controlling interest member	(1,140)	(299)

Net cash used in financing activities	(51,853)	(74,311)

Net (decrease)/increase cash and cash equivalents	(3,259)	8,311
Cash and cash equivalents, beginning of period	13,710	15,563

Cash and cash equivalents, end of period	$10,451	$23,874

See notes to unaudited condensed combined financial statements

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

1.  Basis of Presentation

Spin-Off from L-3: During the periods covered by this report, Engility Holdings, Inc. was a subsidiary of L-3 Communications Holdings, Inc. On July 17, 2012, L-3 Communications Holdings, Inc. completed the previously announced spin-off of Engility Holdings, Inc., which owns and operates the systems engineering and technical assistance (SETA), training and operational support services businesses that were part of L-3’s Government Services segment. Unless the context indicates otherwise, (i) references to Engility, the Company, we, us or our refer to Engility Holdings, Inc. and its subsidiaries and (ii) references to L-3 refer to L-3 Communications Holdings, Inc. and its subsidiaries.

Effective as of 5:00 p.m., New York time, on July 17, 2012 (the Distribution Date), our common stock was distributed, on a pro rata basis, to L-3’s stockholders of record as of the close of business on July 16, 2012 (the Record Date). On the Distribution Date, each holder of L-3 common stock received one share of our common stock for every six shares of L-3 common stock held on the Record Date. The spin-off was completed pursuant to a Distribution Agreement and several other agreements with L-3 related to the spin-off, including an Employee Matters Agreement, a Tax Matters Agreement, a Transition Services Agreement and two Master Supply Agreements, each of which is filed as an Exhibit to this Form 10-Q. These agreements govern the relationship among us and L-3 following the spin-off and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided by L-3 to Engility. For a discussion of each agreement, see the section entitled “Certain Relationships and Related Party Transactions — Agreements with L-3 Related to the Spin-Off” in our Information Statement included in our Registration Statement on Form 10, as amended, filed with the U.S. Securities and Exchange Commission (SEC) on June 27, 2012 (the Information Statement). Following completion of the spin-off, we now own and operate the SETA, training and operational support services businesses, formerly part of L-3’s Government Services segment, and L-3 has retained the cyber security, intelligence, enterprise information technology, and security solutions businesses of its Government Services segment.

Our Registration Statement on Form 10 was declared effective by the SEC on July 2, 2012, and our common stock began “regular-way” trading on the New York Stock Exchange on July 18, 2012 under the symbol “EGL.”

On July 17, 2012, we entered into a senior secured credit agreement (the Credit Facility) that provides for total aggregate borrowings of $400 million under a $335 million senior secured term loan facility and a $65 million senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto. In addition, the Credit Facility provides for uncommitted incremental facilities, Engility Corporation, as the borrower, may request in an aggregate principal amount of up to $35 million. On this same date, we borrowed $347 million under this Credit Facility and used a portion of such borrowings to pay a cash dividend to L-3 in the amount of $335 million. The balance of the borrowings were used to pay approximately $12 million in debt issuance costs.

Description of Business: Engility is built upon a heritage of more than 40 years of proven performance, providing systems engineering services, training, logistics, program management, and operational support for the U.S. Government worldwide. With operating experience in more than 140 countries, we are focused on supporting the mission success of our customers by providing a full range of expertise in engineering, technical, analytical, advisory, training, logistics and support services. Our customers include the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Agency for International Development (USAID), U.S. Department of State (DoS), Federal Aviation Administration (FAA), Department of Homeland Security (DHS), and other civil agencies.

We provide mission-critical services under two operating segments: Professional Support Services (PSS) and Mission Support Services (MSS). PSS provides SETA services, program management support, software engineering life cycle sustainment and support services. Through MSS, we provide defense-related training, education and support services. MSS also offers law enforcement training, national security infrastructure and international capacity development.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS (Continued)

Principles of Combination and Basis of Presentation: Our accompanying unaudited condensed combined financial statements are derived from the accounting records of L-3 as if we operated on a standalone basis. The unaudited condensed combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with Article 10 of Regulation S-X of the SEC and reflect the financial position, results of operations and cash flows of L-3’s SETA, training and operational support services businesses. Accordingly, they do not include all of the disclosures required by U.S. GAAP for a complete set of annual audited financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. The December 31, 2011 unaudited condensed combined balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the interim periods are not necessarily indicative of results for the full year.

All significant intercompany transactions between the combined businesses that comprised Engility have been eliminated.

The unaudited condensed combined statements of operations include expense allocations for the corporate functions provided to us by L-3, including, but not limited to, executive management, finance, legal, human resources, employee benefits administration, treasury, tax, internal audit, information technology, communications, ethics and compliance, insurance, and stock-based compensation. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or headcount. We believe that these allocations have been made on a consistent basis and are a reasonable reflection of the utilization of the services received by, or benefits provided to, us during the periods presented. Management believes, based on the current and historical organizational and information technology structure, that the costs allocated by L-3 approximate the costs required for us to operate as a stand-alone public company. However, actual costs that may have been incurred, had we been a stand-alone public company, would have depended on a number of factors, including the stand-alone organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.

Following our spin-off from L-3, we now perform these functions using internal resources and purchased services, some of which will be provided by L-3 during a transitional period pursuant to the Transitional Services Agreement.

Transactions between us and L-3 have been included in these unaudited condensed combined financial statements, are considered to be effectively settled for cash at the time the transaction is recorded, and therefore are included as financing activities in the unaudited condensed combined statements of cash flows. The net effect of these transactions is included in the unaudited condensed combined balance sheets as parent company investment.

L-3 uses a centralized approach to cash management and financing its operations. Prior to the spin-off, the majority of our cash receipts were transferred to L-3 daily and L-3 funded our working capital and capital expenditure requirements as needed. Cash transfers to and from L-3’s cash management accounts are reflected as a component of parent company investment in the unaudited condensed combined balance sheets. Following the spin-off, we finance our operations primarily through operating cash flow, drawing down on the revolving portion of the Credit Facility as needed.

Prior to the spin-off, the businesses that comprised Engility guaranteed, along with substantially all of L-3’s other material domestic subsidiaries, L-3’s third party debt on a full and unconditional, joint and several basis. Upon completion of the spin-off, the businesses that comprised Engility were released from their guarantees of L-3’s debt.

See Note 5 for a further description of the transactions between us and L-3.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS (Continued)

Accounting Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates using assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant of these estimates relate to the recoverability, useful lives and valuation of identifiable intangible assets and goodwill, income tax contingencies and revenue and expenses for certain revenue arrangements. Actual amounts will differ from these estimates and could differ materially.

Reporting Periods: Our fiscal year begins on January 1 and ends on December 31. Our first three fiscal quarters end on the 13th Friday after the first day of the quarter and the fourth quarter will end on December 31.

Revenue Recognition: Substantially all of our revenues are generated from contractual (revenue) arrangements. A substantial majority of these arrangements have a period of performance of 12 months or less and, given their short duration, generally have few contract modifications. The sales price for our revenue arrangements are generally either cost-plus fixed fee, cost-plus award fee, time-and-material or fixed-price type. Depending on the contractual scope of work, we utilize either accounting standards for revenue arrangements with commercial customers or contract accounting standards for these contracts.

Revenue and profits on cost-plus type contracts are recognized as allowable costs, and are incurred on the contract at an amount equal to the allowable costs plus the earned fees on those costs as we become contractually entitled to reimbursement of such costs and the applicable fees. The fee on a cost-plus type contract is fixed or variable based on the contractual fee arrangement. Cost-plus type contracts with award fee provisions are our primary variable contract fee arrangement. Award fees provide for a fee based on actual performance relative to contractually specified criteria. Revenue and profit on award fees are recorded when awarded by the customer.

Revenues and profits on time-and-material type contracts are recognized on the basis of direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of materials and other direct non-labor costs.

Revenue for fixed-price service contracts that do not contain measurable units of work performed are generally recognized on a straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations are fulfilled, in a different manner. Revenue on fixed-price service contracts that contain measurable units of work performed are generally recognized when the units of work are completed.

Revenue for fixed-price service contracts covered by contract accounting standards are recognized using a ratio of actual cumulative costs incurred to total estimated costs at completion of the contract multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. A single estimated total profit margin is used to recognize profit. Losses on contracts are recognized in the period in which they become evident. The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS (Continued)

Pro Forma Earnings per share: Pro forma EPS was calculated based on the approximately 16.1 million shares of Engility common stock that were distributed to L-3 shareholders on July 17, 2012. The historical pro forma EPS does not reflect interest expense on the $347 million of debt that we incurred under the Credit Facility in connection with the spin-off. This debt is not convertible to shares of our common stock (See Note 10, Subsequent Events).

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(amounts in thousands, except per share data)
Net Income attributable to Engility	$14,998	$30,332	$28,983	$58,060

Historical Pro Forma Unaudited Earnings Per Share Data
Earnings per share attributable to Engility
Basic and diluted	$0.93	$1.88	$1.80	$3.60

Weighted average number of shares outstanding (in thousands):
Basic and diluted	16,118	16,118	16,118	16,118

2.  New Accounting Standards Implemented

Effective January 1, 2012, we retrospectively adopted a new accounting standard issued by the Financial Accounting Standards Board (FASB) for the presentation of comprehensive income in financial statements. The adoption of this standard resulted in no changes to the presentation of comprehensive income as we have no components of other comprehensive income, such as foreign currency translation adjustments or unrealized gains or losses on hedging instruments, in the periods presented within the unaudited condensed combined financial statements. The adoption of this standard did not have an impact our financial position, results of operations or cash flows.

Effective January 1, 2012, we adopted a revised accounting standard issued by the FASB that allows a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, as a result of the qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a more detailed two-step goodwill impairment test will be performed to identify potential goodwill impairment and measure the amount of loss to be recognized, if any. The standard is effective for goodwill impairment tests performed beginning in 2012 and did not have an impact on our financial position, results of operations or cash flows.

3.  Receivables

Our receivables principally relate to contracts with the U.S. Government and prime contractors or subcontractors of the U.S. Government. The components of contract receivables are presented in the table below.

	As of June 29, 2012	As of December 31, 2011
	(in thousands)
Billed receivables	$156,216	$159,506
Unbilled receivables:
Amounts billable	192,481	176,260
Revenue recorded in excess of milestone billings on fixed price contracts	16,345	81,698
Allowance for doubtful accounts	(2,907)	(2,393)

Total receivables, net	$362,135	$415,071

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS (Continued)

4.  Goodwill and Identifiable Intangible Assets

Goodwill: In accordance with the accounting standards for business combinations, we record the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). Goodwill at June 29, 2012 remained unchanged from December 31, 2011 as presented in the table below.

	Professional Support Services	Mission Support Services	Total
	(in thousands)
Balance at June 29, 2012 and December 31, 2011	$664,880	$239,160	$904,040

Identifiable Intangible Assets: Information on our identifiable intangible assets that are subject to amortization is presented in the table below.

	Weighted Average Amortization Period	June 29, 2012			December 31, 2011
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)			(in thousands)
Customer contractual relationships	28	$178,629	$71,232	$107,397	$178,629	$64,706	$113,923
Technology	—	29,259	29,259	—	29,259	29,259	—
Favorable leasehold interests	10	1,827	1,739	88	1,827	1,715	112

Total		$209,715	$102,230	$107,485	$209,715	$95,680	$114,035

Our amortization expense recorded for our identifiable intangible assets is presented in the table below.

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(in thousands)
Amortization expense	$3,275	$4,322	$6,550	$8,644

5.  Related Party Transactions and Parent Company Investment

Allocation of General Corporate Expenses: The unaudited condensed combined statements of operations include L-3 corporate expense allocations for corporate functions provided to us, which are reported within selling, general and administrative expenses.

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(in thousands)
Corporate allocations	$7,000	$8,458	$14,000	$16,916

Direct corporate expenses	$9,313	$17,192	$22,426	$31,829

Direct corporate expenses include, but are not limited to, executive management, finance, legal, human resources, employee benefits administration, treasury, tax, internal audit, information technology, communications, ethics and compliance, insurance, and stock-based compensation expenses. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or headcount.

Related Party Revenue and Cost of Revenue: For the three months and six months ended June 29, 2012, we were party to transactions to purchase and sell products and services to and from certain L-3 subsidiaries and

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS (Continued)

divisions, which were our affiliates during this period prior to the spin-off. Revenue earned from these L-3 affiliates, and our corresponding purchases of products and services from these affiliates, were (i) $46.4 million and $61.0 million for the three months ended June 29, 2012 and July 1, 2011, respectively, and (ii) $95.1 million and $71.1 million for the six months ended June 29, 2012 and July 1, 2011, respectively. Purchases of products and services from these L-3 affiliates are included within cost of revenue in the unaudited condensed combined statements of operations.

6.  Income Taxes

At the end of each interim period, we estimate our effective tax rate expected to be applicable to the full year. In arriving at this estimate, we do not include the estimated impact of discrete, unusual or infrequent items that may cause significant variations in the customary relationship between income tax expense and income before taxes.

During the three months and six months ended June 29, 2012, we treated certain nondeductible spin-off-related transaction costs as discrete charges for income tax purposes, which resulted in $0.8 million and $1.5 million of discrete income tax expense, respectively, for those periods.

Our effective income tax rate before these discrete items was 39.4% during the three months and six months ended June 29, 2012, and 39.1% during the three months and six months ended July 1, 2011. Income tax expense including discrete items was $12.6 million and $23.4 million for the three months and the six months ended June 29, 2012, respectively, and $20.1 million and $38.4 million for the three months and six months ended July 1, 2011, respectively.

As of June 29, 2012, our gross amount of unrecognized tax benefits was $51 million, exclusive of interest and penalties. If we were to prevail on all uncertain tax positions, there would be no net impact to our effective tax rate as a result of offsetting deferred tax assets that have been recorded.

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. At June 29, 2012 and December 31, 2011, we have accrued potential interest of $4 million ($2 million net of tax) and $3 million ($2 million net of tax), respectively, and penalties of $6 million and $5 million related to unrecognized tax benefits, respectively.

As of June 29, 2012, we anticipate that unrecognized tax benefits will decrease by approximately $2 million over the next 12 months due to potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

We evaluate the recoverability of deferred tax assets in accordance with accounting principles generally accepted in the United States. As of June 29, 2012 and December 31, 2011, we have not recorded valuation allowances with respect to any of our deferred tax assets.

We have historically filed our federal and certain state tax returns on a consolidated or combined basis with L-3. Income taxes are presented in these financial statements under the separate return method as if we filed our tax returns on a standalone basis. Income tax liabilities as of June 29, 2012 are assumed to be immediately settled with L-3 against the parent company investment account.

7.  Stock-Based Compensation

Following our spin-off from L-3, certain of our employees currently participate in our 2012 Long Term Performance Plan (2012 LTPP), which is substantially similar to the L-3 2008 Long Term Performance Plan (2008 LTPP). Immediately prior to the spin-off, certain of our employees participated in the following L-3 stock based compensation plans: 2008 LTPP, 1999 Long Term Performance Plan and 1997 Stock Option Plan (collectively, the L-3 Plans). The following disclosures relate to equity awards made to our employees under the prior L-3 Plans as of June 29, 2012.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS (Continued)

Stock Options: L-3 granted our employees 9,192 stock options to purchase L-3 common stock with an exercise price equal to the closing price of L-3 common stock on the date of grant. The options expire 10 years from the date of grant and vest ratably over a three-year period on the annual anniversary of the date of grant.

Restricted Stock Units: L-3 granted our employees 30,611 L-3 restricted stock units (RSUs) with a weighted average grant date fair value of $70.43 per share. RSUs automatically convert into shares of L-3 common stock upon vesting, and are subject to forfeiture until certain restrictions have lapsed, including a three year cliff vesting period for employees.

Following our spin-off from L-3, we assumed under the 2012 LTPP each outstanding option to purchase L-3 common stock and each L-3 RSU held by our employees. In addition, in connection with our assumption of these equity awards, each such award was converted into an option award or RSU award, as applicable, with respect to shares of Engility common stock, having the same intrinsic value as the corresponding converted L-3 award.

8.  Commitments and Contingencies

Procurement Regulations:

A substantial majority of our revenue is generated from providing services and products under legally binding agreements or contracts with U.S. Government and foreign government customers. U.S. Government contracts are subject to extensive legal and regulatory requirements, and from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. We are currently cooperating with the U.S. Government on several investigations from which civil or administrative proceedings have or could result and give rise to fines, penalties, compensatory and treble damages, restitution and/or forfeitures. We do not currently anticipate that any of these investigations will have a material adverse effect, individually or in the aggregate, on our consolidated financial position, results of operations or cash flows. However, under U.S. Government regulations, our indictment by a federal grand jury, or an administrative finding against us as to our present responsibility to be a U.S. Government contractor or subcontractor, could result in our suspension for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. A conviction, or an administrative finding against us that satisfies the requisite level of seriousness, could result in debarment from contracting with the U.S. Government for a specified term.

In addition, all of our U.S. Government contracts: (1) are subject to audit and various pricing and cost controls, (2) include standard provisions for termination for the convenience of the U.S. Government or for default, and (3) are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to terminations for convenience and default, as well as other procurement clauses relevant to the foreign government.

Litigation Matters:

We are also subject to litigation, proceedings, claims or assessments and various contingent liabilities incidental to our businesses. Furthermore, in connection with certain business acquisitions, we have assumed some or all claims against, and liabilities of, such acquired businesses, including both asserted and unasserted claims and liabilities.

In accordance with the accounting standard for contingencies, we record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. Generally, the loss is recorded for the amount we expect to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are recorded in other current liabilities in the combined balance sheets. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At June 29, 2012, we did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS (Continued)

defense costs are expensed as incurred. We believe we have recorded adequate provisions for our litigation matters. We review these provisions quarterly and adjust these provisions to reflect the effect of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, we believe that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although we believe that we have valid defenses with respect to legal matters and investigations pending against us, the results of litigation can be difficult to predict, particularly those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may turn out to be wrong.

Therefore, it is possible that our financial position, results of operations or cash flows could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.

Al-Quraishi. On May 5, 2008, seventy-two plaintiffs who had purportedly been detained in certain Iraqi prisons filed suits alleging that our subsidiary, Engility Corporation (previously named L-3 Services, Inc.), and other defendants either participated in, approved of, or condoned the mistreatment of prisoners by United States military officials, and are seeking recovery on a variety of legal theories based upon U.S. Federal law, state law, treaty obligations and the Alien Tort Statute. These cases were consolidated in the U.S. District Court for the District of Maryland (the MD Trial Court). The complaint seeks unspecified monetary damages, including punitive damages and legal fees. On July 29, 2010, the MD Trial Court denied our motion to dismiss the complaint. On May 11, 2012, the U.S. Court of Appeals for the Fourth Circuit (the Fourth Circuit) sitting en banc denied our appeal of this decision on the basis that the Fourth Circuit lacked interlocutory jurisdiction to hear the appeal, and following a June 21, 2012 denial of our motion to stay the ruling pending the filing and resolution of a petition for a writ of certiorari at the U.S. Supreme Court, the Fourth Circuit remanded the case to the MD Trial Court. Our answer to the plaintiffs’ complaint is due September 4, 2012. We are unable to estimate a range of loss, if any, that is reasonably possible for this matter because: (1) the proceedings are in the early stages, as they have not progressed beyond consideration of our pre-answer motions, (2) there are significant factual issues to be resolved, as no discovery has taken place, and plaintiffs have not yet been required to provide any evidence to support the allegations set forth in their complaint, (3) plaintiffs have not claimed a specific amount of money damages, and have not yet been required to provide any evidence of damages alleged to have been suffered, and (4) there are significant legal issues to be resolved, including whether punitive damages can be awarded under applicable law.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS (Continued)

9.  Segment Information

We have two reportable segments, which are described in Note 1. The tables below present revenue, operating income, and total assets by reportable segment.

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(in thousands)
Revenue
Professional Support Services	$243,116	$322,432	$495,160	$622,615
Mission Support Services	195,079	247,329	393,866	542,529
Elimination of intercompany revenue	(5,362)	(1,870)	(6,776)	(6,189)

Total	$432,833	$567,891	$882,250	$1,158,955

Operating income
Professional Support Services	$18,009	$27,343	$33,991	$48,203
Mission Support Services	19,610	24,117	35,345	50,330

Segment total	37,619	51,460	69,336	98,533
Spin-off-related transaction costs	(7,300)	—	(13,300)	—

Total	$30,319	$51,460	$56,036	$98,533

	As of June 29, 2012	As of December 31, 2011
	(in thousands)
Total assets
Professional Support Services	$984,596	$1,024,782
Mission Support Services	454,334	478,465

Total	$1,438,930	$1,503,247

Substantially all of our long-lived assets are located in North America.

10.  Subsequent Events

Spin-Off from L-3:

On July 17, 2012, L-3 completed the previously announced spin-off of Engility, which owns and operates the SETA, training and operational support services businesses that were part of L-3’s Government Services segment. See Note 1, Basis of Presentation — Spin-Off from L-3, for a more detailed description of the spin-off.

New Credit Facility, Cash Dividend Payment to L-3:

In connection with our spin-off from L-3, we borrowed $347 million under the Credit Facility and used a portion of such borrowings to pay a cash dividend to L-3 in the amount of $335 million. The balance of the borrowings were used to pay approximately $12 million in debt issuance costs. See Note 1, Basis of Presentation — Spin-Off from L-3, for a more detailed description of the Credit Facility.

Discontinued Operations:

The Global Security Solutions (GSS) business unit, which has been historically managed by us, was retained by L-3 as part of its National Security Solutions business in connection with the spin-off and is included in the unaudited condensed combined financial statements that are included in this report. Effective for reporting periods ending after July 17, 2012, the GSS business unit will be shown as discontinued operations in our financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition together with the unaudited condensed combined financial statements included in this Form 10-Q, as well as the audited historical combined financial statements and the notes thereto included in the Information Statement (as defined below), which provides additional information regarding our products and services, industry outlook and forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” in this report. The financial information discussed below and included in this Form 10-Q may not necessarily reflect what our financial condition, results of operations or cash flow would have been had we been a stand-alone company during the periods presented or what our financial condition, results of operations and cash flows may be in the future.

Spin-Off from L-3

During the periods covered by this report, Engility Holdings, Inc. was a subsidiary of L-3 Communications Holdings, Inc. On July 17, 2012, L-3 Communications Holdings, Inc. completed the previously announced spin-off of Engility Holdings, Inc., which owns and operates the systems engineering and technical assistance (SETA), training and operational support services businesses that were part of L-3’s Government Services segment. Unless the context indicates otherwise, (i) references to Engility, the Company, we, us or our refer to Engility Holdings, Inc. and its subsidiaries and (ii) references to L-3 refer to L-3 Communications Holdings, Inc. and its subsidiaries.

Effective as of 5:00 p.m., New York time, on July 17, 2012 (the Distribution Date), our common stock was distributed, on a pro rata basis, to L-3’s stockholders of record as of the close of business on July 16, 2012 (the Record Date). On the Distribution Date, each holder of L-3 common stock received one share of our common stock for every six shares of L-3 common stock held on the Record Date. The spin-off was completed pursuant to a Distribution Agreement and several other agreements with L-3 related to the spin-off, including an Employee Matters Agreement, a Tax Matters Agreement, a Transition Services Agreement and two Master Supply Agreements, each of which is filed as an Exhibit to this Form 10-Q. These agreements govern the relationship among us and L-3 following the spin-off and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided by L-3 to Engility. For a discussion of each agreement, see the section entitled “Certain Relationships and Related Party Transactions — Agreements with L-3 Related to the Spin-Off” in our Information Statement included in our Registration Statement on Form 10, as amended, filed with the SEC on June 27, 2012 (the Information Statement). Following completion of the spin-off, we now own and operate the SETA, training and operational support services businesses, formerly part of L-3’s Government Services segment, and L-3 has retained the cyber security, intelligence, enterprise information technology, and security solutions businesses of its Government Services segment.

Our Registration Statement on Form 10 was declared effective by the SEC on July 2, 2012, and our common stock began “regular-way” trading on the New York Stock Exchange on July 18, 2012 under the symbol “EGL.”

On July 17, 2012, we entered into a senior secured credit agreement (the Credit Facility) under which we borrowed $347 million. We used a portion of such borrowings to pay a cash dividend to L-3 in the amount of $335 million. The balance of the borrowings was used to pay approximately $12 million in debt issuance costs. See — Liquidity and Capital Resources — Credit Facility, for a more detailed description of the Credit Facility.

Overview and Outlook

Engility’s Business

Description of Business: Engility is built upon a heritage of more than 40 years of proven performance, providing systems engineering services, training, logistics, program management, and operational support for the U.S. Government worldwide. With operating experience in more than 140 countries, we are focused on supporting the mission success of our customers by providing a full range of expertise in engineering, technical, analytical, advisory, training, logistics and support services. Our customers include the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Agency for International Development (USAID), U.S. Department of State (DoS), Federal Aviation Administration (FAA), Department of Homeland Security (DHS), and other civil agencies.

We provide mission-critical services under two operating segments: Professional Support Services (PSS) and Mission Support Services (MSS). PSS provides SETA services, program management support, software engineering life cycle sustainment and support services. Through MSS, we provide defense-related training, education and support services. MSS also offers law enforcement training, national security infrastructure and international capacity development.

Industry Considerations

The U.S. Government is the largest consumer of services in the United States and is our largest customer. The demand for outsourced private sector services by the U.S. Government has been driven by a variety of factors, including government initiatives aimed at improving efficiency, increased demand requirements in response to recent global events, ever increasing complexity of combat and non-combat missions conducted by the U.S. military and the DoS, enhanced focus on war-fighting by the U.S. military and the loss of personnel and competencies within the government caused by manpower reductions and retirements. We believe that as the U.S. Government continues to rely on services dependent upon specialized capabilities and that have an international nature, these services will continue to be outsourced.

The U.S. Government has issued guidance regarding changes to the procurement process that is intended to control cost growth throughout its acquisition cycle for products and services by developing a competitive process for each outsourced program. As a result, we expect to engage in more frequent negotiations and re-competitions on a cost or price analysis basis with every competitive bid in which we participate. This initiative has generally resulted in a lower aggregate demand for the types of services we provide to the U.S. Government, and in some cases, has negatively impacted the profit margins that we can expect to receive for these services.

The DoD is the largest purchaser of services within the U.S. Government. In August 2011, Congress enacted the Budget Control Act of 2011 (BCA). The BCA immediately imposes spending caps that contain approximately $487 billion in reductions to the DoD base budgets over the next ten years (FY 2012 to FY 2021), compared to previously proposed DoD base budgets for the same fiscal years. An automatic sequestration process was also implemented and becomes effective on January 3, 2013, unless modified by the enactment of new law. The sequestration process imposes additional cuts of approximately $50 billion per year to the currently proposed DoD budgets for each fiscal year beginning with FY 2013 through FY 2021.

On February 13, 2012, President Obama submitted his FY 2013 proposed budget (FY 2013 DoD Plan) to Congress. The FY 2013 DoD Plan complies with the first phase of the BCA imposed spending cuts. The FY 2013 DoD Plan reduces proposed DoD base budgets by $259 billion for FY 2013 to FY 2017, compared to the previously proposed DoD base budgets. The FY 2013 DoD Plan does not address provision for the automatic sequestration process.

In addition, the FY 2013 DoD Plan seeks reductions in contractor support services and consolidation of enterprise IT systems as part of an effort to achieve another $60 billion of efficiency savings over the next five fiscal years (FY 2013 through FY 2017). The declining DoD budgets will reduce funding for some of our revenue arrangements and future opportunities and generally will have a negative impact on our revenue, results of operations and cash flows. Additionally, the planned withdrawal of U.S. military forces from Afghanistan by the end of 2014 is expected to further reduce our revenue related to supporting U.S. military operations in Afghanistan.

Explanatory Note — L-3 Financial Information

The combined financial statements presented herein, and discussed below, are derived from the accounting records of L-3 as if we operated on a stand-alone basis. The combined financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and reflect our financial position, results of operations and cash flows.

The combined statements of operations include expense allocations for corporate functions provided to us by L-3. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or headcount. While we believe these allocations have been made on a consistent basis and are reasonable, such expenses may not be indicative of the actual expenses that would have been incurred had Engility been operating as a separate and independent business.

Discontinued Operations: The Global Security Solutions (GSS) business unit, which has been historically managed by us, was retained by L-3 as part of its National Security Solutions business in connection with the spin-off. The operations of GSS are included in the unaudited condensed combined financial statements that are included in this report and in our prior results of operations that are described below. Effective for reporting periods ending after July 17, 2012, the GSS business unit will be shown as discontinued operations in our financial statements.

Results of Operations — Three Months Ended June 29, 2012 Compared to the Three Months Ended July 1, 2011

The following information should be read in conjunction with our unaudited condensed combined financial statements included herein.

Combined Results of Operations

The table below provides our selected financial data for the three months ended June 29, 2012 and July 1, 2011.

	Three Months Ended
	June 29, 2012	July 1, 2011	Increase (decrease)
	(in thousands)
Revenue	$432,833	$567,891	$(135,058)
Costs and expenses
Cost of revenue	366,057	480,397	(114,340)
Selling, general and administrative expenses	36,457	36,034	423

Total costs and expenses	402,514	516,431	(113,917)

Operating income	$30,319	$51,460	$(21,141)
Operating margin	7.0%	9.1%	(210	) bpts
Effective tax rate after discrete items	41.9%	39.1%	280	bpts
Net Income attributable to Engility	$14,998	$30,332	$(15,334)

Revenue: For the three months ended June 29, 2012, revenue was $433 million, a decrease of $135 million, or 24%, compared to the three months ended July 1, 2011. Revenue declined in both of our segments. The decrease in revenue was primarily attributable to (i) $66 million in reduced demand for services on our major contracts supporting military efforts in Afghanistan and Iraq, which resulted from the drawdown of U.S. military forces in these countries, (ii) $18 million of reduced revenues from our GSS business unit, which was retained by L-3 upon completion of the spin-off, (iii) $18 million in reduced revenues tied to organizational conflict of interest (OCI) constraints and (iv) $33 million of other revenue reductions from PSS. See the segment results below for additional discussion of our revenue.

Cost of revenue: Cost of revenue as a percentage of revenue was 84.6% for the three months ended June 29, 2012 and July 1, 2011. Total cost of revenue was $366 million for the three months ended June 29, 2012, a decline of 24%, compared to $480 million for the three months ended July 1, 2011. The decline in our cost revenue was consistent with our decline in revenue during the same period.

Selling, general, and administrative expenses: For the three months ended June 29, 2012, selling, general and administrative expenses of $36 million were consistent with the three months ended July 1, 2011. Selling, general and administrative expenses as a percentage of revenue increased to 8.4% for the three months ended June 29, 2012 as compared to 6.3% for the three months ended July 1, 2011. The increase in selling, general and administrative expenses as a percentage of revenue resulted primarily from spin-off-related transaction costs of $7 million, offset by a reduction in other selling, general and administrative expenses of $7 million.

Operating income and operating margin: Operating income for the three months ended June 29, 2012 of $30 million decreased by $21 million, or 41%, compared to the three months ended July 1, 2011. Operating margin decreased to 7.0% for the three months ended June 29, 2012 as compared to 9.1% for the three months ended July 1, 2011. The decrease in operating income was primarily due to lower revenue and spin-off-related transactions costs, and to a lesser extent, selling, general and administrative expenses decreasing at a lesser rate than revenue. The decrease in operating margin was primarily due to a reduction in higher margin work related to PSS segment, and to a lesser extent, an increase in selling, general and administrative expenses as a percentage of revenue. Excluding $7 million in spin-off-related transaction costs and the GSS operating loss, operating margin was 9.1% for the three months ended June 29, 2012 as compared to 9.3% for the three months ended July 1, 2011. See the reportable segment results below for additional discussion of operating margin.

Effective income tax rate: Our effective income tax rate after discrete items was 41.9% during the three months ended June 29, 2012, and 39.1% during the three months ended July 1, 2011. Income tax expense including discrete items was $13 million for the three months ended June 29, 2012, and $20 million for the three months ended July 1, 2011. During the three months ended June 29, 2012, we treated certain nondeductible spin-off-related transaction costs as discrete items for income tax purposes, resulting in $1 million of discrete income tax expense.

Net income attributable to Engility: Net income attributable to Engility decreased by $15 million to $15 million for the three months ended June 29, 2012, compared to $30 million for the three months ended July 1, 2011, primarily due to lower revenue and operating income and $7 million of spin-off-related transaction costs.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to the combined totals. See Note 9 to the unaudited condensed combined financial statements included herein for additional reportable segment data.

	Three Months Ended
	June 29, 2012	July 1, 2011	Increase (decrease)
	(in thousands)
Revenue
Professional Support Services	$243,116	$322,432	$(79,316)
Mission Support Services	195,079	247,329	(52,250)
Elimination of intercompany revenue	(5,362)	(1,870)	(3,492)

Total	$432,833	$567,891	$(135,058)

Operating income
Professional Support Services	$18,009	$27,343	$(9,334)
Mission Support Services	19,610	24,117	(4,507)

Segment total	37,619	51,460	(13,841)
Spin-off-related costs	(7,300)	—	(7,300)

Total	$30,319	$51,460	$(21,141)

Operating margin
Professional Support Services	7.4%	8.5%	(110)	bpts
Mission Support Services	10.1	9.8	30	bpts

Segment total	8.7	9.1	(40)	bpts
Spin-off-related costs	(1.7)	—	(170)	bpts

Total	7.0%	9.1%	(210)	bpts

Professional Support Services

PSS revenue for the three months ended June 29, 2012 was $243 million, a decrease of $79 million, or 25%, compared to $322 million for the three months ended July 1, 2011. The decrease was primarily attributable to (i) $10 million in reduced demand for services on our major contracts supporting military efforts in Afghanistan and Iraq, which resulted from the drawdown of U.S. military forces in these countries, (ii) $18 million of reduced revenues from our GSS business unit, which was retained by L-3 upon completion of the spin-off, (iii) $18 million in reduced revenues tied to OCI constraints and (iv) $33 million of other revenue reductions from PSS.

PSS operating income for the three months ended June 29, 2012 was $18 million, a decrease of $9 million, or 34%, compared to $27 million for the three months ended July 1, 2011. Operating income decreased, primarily resulting from lower revenue and contract profit rates, and to a lesser extent, selling, general and administrative expenses decreasing at a lesser rate than revenue. Segment operating margin was 7.4% for the three months ended June 29, 2012, compared to 8.5% for the three months ended July 1, 2011. Operating margin was lower primarily due to a reduction in higher margin work performed by this segment, and to a lesser extent, an increase in selling, general and administrative expenses as a percentage of revenue.

Mission Support Services

MSS revenue for the three months ended June 29, 2012 was $195 million, a decrease of $52 million, or 21%, compared to $247 million for the three months ended July 1, 2011. This decrease was primarily attributable to $57 million in reduced demand for services on our major contracts supporting military efforts in Afghanistan and Iraq, which resulted from the drawdown of U.S. military forces in these countries, offset by $5 million in net increases in other revenue.

MSS operating income for the three months ended June 29, 2012 was $20 million, a decrease of $4 million, or 19%, compared to $24 million for the three months ended July 1, 2011. Operating income was lower primarily due to lower revenue and contract profit rates. Operating margin was 10.1% for the three months ended June 29, 2012 as compared to 9.8% for the three months ended July 1, 2011 as a result of a reduction in indirect expense.

Results of Operations — Six Months Ended June 29, 2012 Compared to the Six Months Ended July 1, 2011

Combined Results of Operations

The table below provides our selected financial data for the six months ended June 29, 2012 and July 1, 2011.

	Six Months Ended
	June 29, 2012	July 1, 2011	Increase (decrease)
	(in thousands)
Revenue	$882,250	$1,158,955	$(276,705)
Costs and expenses
Cost of revenue	756,500	990,525	(234,025)
Selling, general and administrative expenses	69,714	69,897	(183)

Total costs and expenses	826,214	1,060,422	(234,208)

Operating income	$56,036	$98,533	$(42,497)
Operating margin	6.4%	8.5%	(210	) bpts
Effective tax rate after discrete items	41.9%	39.0%	290	bpts
Net Income attributable to Engility	$28,983	$58,060	$(29,077)

Revenue: For the six months ended June 29, 2012, revenue was $882 million, a decrease of $277 million, or 24%, compared to the six months ended July 1, 2011. Revenue declined in both of our segments. The decrease in revenue was primarily attributable to (i) $137 million in reduced demand for services on our major contracts supporting military efforts in Afghanistan and Iraq, which resulted from the drawdown of U.S. military forces in these countries, (ii) $28 million of reduced revenues from our GSS business unit, which was retained by L-3 upon completion of the spin-off, (iii) $27 million in reduced revenues tied to OCI constraints and (iv) $85 million from other revenue reductions.

Cost of revenue: Cost of revenue as a percentage of revenue increased to 85.7% for the six months ended June 29, 2012 compared to 85.5% for the six months ended July 1, 2011. Total cost of revenue was $757 million for the six months ended June 29, 2012, a decline of 24%, compared to $991 million for the six months ended July 1, 2011. The decline in our cost revenue was consistent with our decline in revenue during the same period.

Selling, general, and administrative expenses: For the six months ended June 29, 2012, selling, general and administrative expenses of $70 million were consistent with the six months ended July 1, 2011. Selling, general and administrative expenses as a percentage of revenue increased to 7.9% for the six months ended June 29, 2012 as compared to 6.0% for the six months ended July 1, 2011. For the six months ended June 29, 2012, selling, general and administrative expenses include $13 million of spin-off-related transactions costs.

Operating income and operating margin: Operating income for the six months ended June 29, 2012 of $56 million decreased by $43 million, or 43%, compared to the six months ended July 1, 2011. Operating margin decreased to 6.4% for the six months ended June 29, 2012 as compared to 8.5% for the six months ended July 1, 2011. The decrease in operating income was primarily due to lower revenue and spin-off-related transactions costs, and to a lesser extent, selling, general and administrative expenses decreasing at a lesser rate than revenue. The decrease in operating margin was primarily due to a reduction in higher margin work related to PSS segment, and to a lesser extent, an increase in selling, general and administrative expenses as a percentage of revenue. Excluding $13 million in spin-off-related transaction costs and the GSS operating loss, operating margin was 8.2% for the six months ended June 29, 2012 as compared to 8.7% for the six months ended July 1, 2011. See the reportable segment results below for additional discussion of operating margin.

Effective income tax rate: Our effective income tax rate after discrete items was 41.9% during the six months ended June 29, 2012 and 39.0% during the six months ended July 1, 2011. Income tax expense including discrete items was $23 million for the six months ended June 29, 2012 and $38 million for six months ended July 1, 2011. During the six months ended June 29, 2012, we treated certain nondeductible spin-off-related transaction costs as discrete items for income tax purposes, resulting in $2 million of discrete income tax expense included in income tax expense for the six months ended June 29, 2012.

Net income attributable to Engility: Net income attributable to Engility decreased by $29 million to $29 million for the six months ended June 29, 2012, compared to $58 million for the six months ended July 1, 2011, primarily due to lower revenue and operating income and the $13 million of spin-off-related transaction costs.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to the combined totals. See Note 9 to the unaudited condensed combined financial statements included herein for additional reportable segment data.

	Six Months Ended
	June 29, 2012	July 1, 2011	Increase (decrease)
	(in thousands)
Revenue
Professional Support Services	$495,160	$622,615	$(127,455)
Mission Support Services	393,866	542,529	(148,663)
Elimination of intercompany revenue	(6,776)	(6,189)	(587)

Total	$882,250	$1,158,955	$(276,705)

Operating income
Professional Support Services	$33,991	$48,203	$(14,212)
Mission Support Services	35,345	50,330	(14,985)

Segment total	69,336	98,533	(29,197)
Spin-off related transaction costs	(13,300)	—	(13,300)

Total	$56,036	$98,533	$(42,497)

Operating margin
Professional Support Services	6.9%	7.7%	(80	) bpts
Mission Support Services	9.0	9.3	(30	) bpts

Segment total	7.9	8.5	(60	) bpts
Spin-off related transaction costs	(1.5)	—	(150	) bpts

Total	6.4%	8.5%	(210	) bpts

Professional Support Services

PSS revenue for the six months ended June 29, 2012 was $495 million, a decrease of $128 million, or 21%, compared to $623 million for the six months ended July 1, 2011. The decrease was primarily attributable to (i) $14 million in reduced demand for services on our major contracts supporting military efforts in Afghanistan and Iraq, which resulted from the drawdown of U.S. military forces in these countries, (ii) $28 million in reduced revenues from our GSS business unit, which was retained by L-3 upon completion of the spin-off, (iii) $27 million in reduced revenues tied to OCI constraints and (iv) $59 million in other revenue reductions.

PSS operating income for the six months ended June 29, 2012 was $34 million, a decrease of $14 million, or 29%, compared to $48 million for the six months ended July 1, 2011. Operating income decreased, primarily resulting from lower revenue and contract profit rates, and to a lesser extent, selling, general and administrative expenses decreasing at a lesser rate than revenue. Segment operating margin was 6.9% for the six months ended June 29, 2012, compared to 7.7% for the six months ended July 1, 2011. Operating margin was lower primarily due to a reduction in higher margin work performed by this segment, and to a lesser extent, an increase in selling, general and administrative expenses as a percentage of revenue.

Mission Support Services

MSS revenue for the six months ended June 29, 2012 was $394 million, a decrease of $149 million, or 27%, compared to $543 million the six months ended July 1, 2011. This decrease was primarily attributable to (i) $123 million in reduced demand for services on our major contracts supporting military efforts in Afghanistan and Iraq, which resulted from the drawdown of U.S. military forces in these countries, and (ii) $26 million from other revenue reductions.

MSS operating income for the six months ended June 29, 2012 was $35 million, a decrease of $15 million, or 30%, compared to $50 million for the six months ended July 1, 2011. Operating income was lower primarily due to lower revenue and contract profit rates. Operating margin was 9.0% for the six months ended June 29, 2012 as compared to 9.3% for the six months ended July 1, 2011 as a result of a reduction in indirect expense.

Non-GAAP Financial Measures

We present certain financial measures that are calculated and presented on the basis of methodologies other than in accordance with generally accepted accounting principles in the United States of America (Non-GAAP Measures) because, as described above under “Explanatory Note — L-3 Financial Information — Discontinued Operations,” as of the spin-off date, the GSS business unit was retained by L-3 and will therefore be reflected as discontinued operations in our financial statements for reporting periods ending after July 17, 2012. In addition, we exclude spin-off-related transaction costs because they are one-time, non-recurring items. Accordingly, we believe that these Non-GAAP Measures are meaningful to investors’ understanding of our performance during the periods presented and of our ongoing business.

The following tables set forth a reconciliation of each of these Non-GAAP Measures to the most directly comparable GAAP measure for the periods presented (in thousands, except ratios).

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Revenue	$432,833	$567,891	$882,250	$1,158,955
GSS revenue	(14,529)	(32,151)	(31,966)	(59,971)

Adjusted revenue	$418,304	$535,740	$850,284	$1,098,984

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Selling, general and administrative expenses	$36,457	$36,034	$69,714	$69,897
GSS selling, general and administrative expenses	(2,979)	(4,217)	(5,507)	(8,784)
Spin-off-related transaction costs	(7,300)	—	(13,300)	—

Adjusted selling, general and administrative expenses	$26,178	$31,817	$50,907	$61,113
As a percentage of revenue
Selling, general and administrative expenses	8.4%	6.3%	7.9%	6.0%
Adjusted selling, general and administrative expenses	6.3%	5.9%	6.0%	5.6%

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Operating income	$30,319	$51,460	$56,036	$98,533
GSS operating loss (income)	424	(1,839)	552	(3,346)
Spin-off-related transaction costs	7,300	—	13,300	—

Adjusted operating income	$38,043	$49,621	$69,888	$95,187
Operating margin	7.0%	9.1%	6.4%	8.5%
Adjusted operating margin	9.1%	9.3%	8.2%	8.7%

For comparative purposes, we have presented below each of the Non-GAAP Measures and the related reconciliations to the most directly comparable GAAP measure for each of the three months ended June 29, 2012 and March 30, 2012 (in thousands, except ratios).

	Three Months Ended
	June 29, 2012	March 30, 2012
Revenue	$432,833	$449,417
GSS revenue	(14,529)	(17,437)

Adjusted revenue	$418,304	$431,980

	Three Months Ended
	June 29, 2012	March 30, 2012
Selling, general and administrative expenses	$36,457	$33,257
GSS selling, general and administrative expenses	(2,979)	(2,528)
Spin-off-related transaction costs	(7,300)	(6,000)

Adjusted selling, general and administrative expenses	$26,178	$24,729
As a percentage of revenue
Selling, general and administrative expenses	8.4%	7.4%
Adjusted selling, general and administrative expenses	6.3%	5.7%

	Three Months Ended
	June 29, 2012	March 30, 2012
Operating income	$30,319	$25,717
GSS operating loss	424	128
Spin-off-related transaction costs	7,300	6,000

Adjusted operating income	$38,043	$31,845
Operating margin	7.0%	5.7%
Adjusted operating margin	9.1%	7.4%

Liquidity and Capital Resources

Our largest use of cash flow is for working capital, primarily our customer receivables. Our businesses have very low capital intensity because we are primarily a services provider with most of the services performed at customer facilities.

The majority of our operations have historically participated in cash management and funding arrangements managed by L-3 where cash is swept from our balance sheet daily and cash to meet our operating and investing needs is provided as needed from L-3. Transfers of cash both to and from these arrangements are reflected as a component of “parent company investment” in the unaudited condensed combined balance sheets. The cash presented on our balance sheets consists primarily of cash from subsidiaries that had not participated in these arrangements.

Following our spin-off from L-3, our primary cash needs are and will be for working capital (primarily our customer receivables), capital expenditures, debt service, commitments, and strategic investments. Also, following our spin-off from L-3, our capital structure and sources of liquidity have changed significantly from our historical capital structure. We no longer participate in cash management and funding arrangements with L-3. Accordingly, our ability to fund our capital needs will depend on our ongoing ability to generate cash from operations and maintain access to bank financing and the capital markets. Our ability to forecast future cash flows is more limited because we do not have a recent operating history as an independent company and depends on our future financial performance and financial results, which may be subject to general economic, financial, competitive, legislative and regulatory factors beyond our control. We currently believe that our cash from operations, together with available borrowings under the Credit Facility (described below under “— Credit Facility”), are adequate to fund our cash needs for the foreseeable future. If, however, our future cash flows from operations are less than we expect, we may need to incur additional debt or issue additional equity. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: our performance and prospects, our credit ratings or absence of a credit rating, the liquidity of the overall capital markets, and the current state of the economy. Such financing may not be available to us on acceptable terms or available at all.

Statement of Cash Flows

The table below provides a summary of our cash flows from operating, investing, and financing activities for the periods indicated.

	Six Months Ended
	June 29, 2012	July 1, 2011	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$49,063	$85,905	$(36,842)
Net cash used in investing activities	(469)	(3,283)	2,814
Net cash used in financing activities	(51,853)	(74,311)	22,458
Net (decrease)/increase cash and cash equivalents	$(3,259)	$8,311	$(11,570)

Operating Activities

We generated $49 million of cash from operating activities during the six months ended June 29, 2012, a decrease of $37 million compared with $86 million of cash from operating activities generated during the six months ended July 1, 2011. This decrease was primarily due to $28 million of lower net income, a $5 million reduction in cash provided by changes in operating assets and liabilities, and a $4 million reduction in non-cash expenses. The changes in operating assets and liabilities were primarily related to additional cash used for accounts payable, accrued employment costs, and accrued expenses, partially offset by additional cash generated from the collection of receivables. The changes in accounts payable, accrued employment costs, and accrued expenses used an additional $9 million of cash for the six months ended June 29, 2012 compared to the six months ended July 1, 2011 due to the timing of when invoices for purchases were received and payments were made. The change in receivables provided an additional $20 million in cash due to cash receipts exceeding sales in the six months ended June 29, 2012 compared to the six months ended July 1, 2011. The change in advanced payments and billings in excess of costs used an additional $6 million of cash for the six months ended June 29, 2012 compared to the six months ended July 1, 2011 due to payments received for certain contracts. The change in other liabilities used an additional $15 million of cash for the six months ended June 29, 2012 compared to the six months ended July 1, 2011.

Investing Activities

During the six months ended June 29, 2012, capital expenditures were $1 million compared to $3 million during the six months ended July 1, 2011.

Financing Activities

Cash used in financing activities for the six months ended June 29, 2012 and July 1, 2011 primarily represents transactions between us and L-3 and are considered to be effectively settled for cash at the time the transaction is recorded. The components of these transactions (or transfers) include: (i) cash transfers from us to L-3, (ii) cash transfers from L-3 used to fund our requirements for working capital, capital expenditures and commitments, (iii) charges (benefits) for income taxes, (iv) allocations of L-3’s corporate expenses described in Note 5 to the unaudited condensed combined financial statements included herein and (v) revenue and purchases from L-3’s businesses other than those that will be spun-off from L-3.

Credit Facility

In connection with our spin-off from L-3, on July 17, 2012, we entered into a Credit Facility that provides for total aggregate borrowings of $400 million under a $335 million senior secured term loan facility and a $65 million senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto. In addition, the Credit Facility provides for uncommitted incremental facilities, which Engility Corporation, as the borrower, may request in an aggregate principal amount of up to $35 million. On this same date, we borrowed $347 million under the Credit Facility (a $335 million term loan and $12 million of borrowings under the revolving credit facility), $335 million of which was used to pay a cash dividend to L-3, with the $12 million balance used to pay debt issuance costs.

Maturity, Interest Rate and Fees. The loans under the Credit Facility are due and payable on July 17, 2017 and bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.5%, (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs which shall not be less than 1.25%, plus 1.00% and (4) 2.25% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs which shall be no less than 1.25%. The applicable margin for borrowings under the Credit Facility is 3.50% with respect to base rate borrowings and 4.50% with respect to LIBOR borrowings.

Amortization. Beginning in 2013, we will be required to make scheduled quarterly payments each quarter equal to 3.75% of the original principal amount of the term loans made on the funding date, with the balance to be due and payable on the fifth anniversary of the funding date. There is not expected to be scheduled amortization under the revolving portion of the Credit Facility. Any principal amount outstanding under the revolving portion of the Credit Facility is expected to be due and payable in full on the fifth anniversary of the funding date.

Guarantees and Security. All obligations under the Credit Facility are unconditionally guaranteed by Engility Holdings, Inc. and certain of our direct or indirect wholly owned domestic subsidiaries. All obligations under the

Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of Engility Corporation’s assets and the assets of Engility Holdings, Inc. and Engility Corporation’s subsidiary guarantors.

Covenants and Events of Default. The Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restricts Engility Corporation’s ability and the ability of Engility Corporation’s subsidiaries to incur additional indebtedness; pay dividends on their capital stock or redeem, repurchase or retire their capital stock or their other indebtedness; make investments, loans and acquisitions; create restrictions on the payment of dividends or other amounts by Engility Corporation’s subsidiaries to Engility Corporation or to any guarantor; engage in transactions with Engility Corporation’s affiliates; sell assets; materially alter the business Engility Corporation conducts; consolidate or merge; incur liens; and prepay or amend subordinated or unsecured debt. Engility Holdings, Inc. is also subject to a passive holding company covenant that limits its ability to engage in certain activities. In addition, the Credit Facility requires Engility Corporation to comply with a minimum consolidated debt service coverage ratio financial maintenance covenant of no less than 1.25:1.00 and a maximum consolidated leverage ratio financial maintenance covenant of no greater than 3.50:1.00, with step-downs to 3.25:1.00 in 2013 and 3.00:1.00 in 2014, for the fiscal quarters ending June 30, 2013 and June 30, 2014, respectively, each to be tested on the last day of each fiscal quarter. The Credit Facility also contains customary provisions relating to events of default.

On July 17, 2012, the date of the spin-off from L-3, we were in compliance with the covenants under the Credit Facility.

Off Balance Sheet Arrangements

At June 29, 2012, we had no significant off-balance sheet arrangements.

Critical Accounting Policies

There have been no material changes to our critical accounting policies disclosed in the Information Statement.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: (a) the loss or delay of a significant number of our contracts; (b) a decline in or a redirection of the U.S. defense budget; (c) the Department of Defense’s wide-ranging efficiencies initiative, which targets affordability and cost growth; (d) the intense competition for contracts in our industry, as well as the frequent protests by unsuccessful bidders; (e) our indefinite delivery, indefinite quantity (IDIQ) contracts, which are not firm orders for services, and could generate limited or no revenue; (f) our government contracts, which contain unfavorable termination provisions and are subject to audit and modification; (g) the mix of our cost-plus, time-and-material and fixed-price type contracts; (h) our ability to attract and retain key management and personnel; (i) the impairment of our goodwill and other long-lived identifiable intangible assets, which represent a significant portion of the assets on our balance sheet; (j) changes in regulations or any negative findings from a U.S. Government audit or investigation; (k) current and future legal and regulatory proceedings; (l) risks associated with our international operations; (m) security threats and other disruptions; (n) U.S. federal income tax liabilities that relate to the distribution in the spin-off of Engility; (o) our inability to meet the financial reporting and other requirements to which we are now subject following the spin-off due to inadequate accounting and other management systems and resources; (p) our inability to achieve some or all of the benefits that we expect to achieve from the spin-off; (q) the reluctance of our customers, prospective customers and suppliers that may be uncertain as to our financial stability as a stand-alone entity to continue to do business with us; (r) the level of indebtedness that we incurred in connection with the spin-off, our ability to comply with the terms of our debt agreements and our ability to finance our future operations, if necessary; (s) potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements as a result of the spin-off; and (t) the additional costs that we may incur as an independent company. For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in the Information Statement and Part II – Other Information, Item 1. Legal Proceedings included in this report. Forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, historical information should not be considered as an indicator of future performance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have limited exposure to foreign currency exchange risk as the substantial majority of the business is conducted in U.S. dollars. As a business within L-3 prior to the spin-off, historically we have not directly experienced exposure to the impacts of certain market risks, including those related to equity price risk and interest rate risk. In the future, we expect impacts from any changes in market conditions to be minimized through our normal operating and financing activities.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2012. Based upon that evaluation, our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of June 29, 2012, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 8 to our unaudited condensed combined financial statements contained in this report and is incorporated by reference into this Item 1.

ITEM 1A. RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The “Risk Factors” section of our Information Statement describes risk and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our Information Statement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGILITY HOLDINGS, INC.

By:	/s/ Anthony Smeraglinolo
President and Chief Executive Officer

/s/ Michael J. Alber
Senior Vice President and Chief Financial Officer

Date: August 13, 2012

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

*2.1	Distribution Agreement, dated as of July 16, 2012, between L-3 Communications Holdings, Inc. and Engility Holdings, Inc.

3.1	Restated Certificate of Incorporation of Engility Holdings, Inc. dated July 16, 2012 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed with the Commission on July 9, 2012 (File No. 001-35481)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Engility Holdings, Inc., dated July 16, 2012, as corrected by Certificate of Correction of the Certificate of Amendment of the Restated Certificate of Incorporation of Engility Holdings, Inc., dated July 19, 2012 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on July 20, 2012 (File No. 001-35487)).

3.3	Amended and Restated By-laws of Engility Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on July 9, 2012 (File No. 001-35487)).

10.1	Credit Agreement, dated as of July 17, 2012, among Engility Corporation, the guarantors party thereto, the several lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on July 20, 2012 (File No. 001-35487)).

†10.2	Engility Holdings, Inc. 2012 Long Term Performance Plan (incorporated herein by reference to Exhibit 4.4 of the Registrant’s registration statement on Form S-8, as filed with the Commission on July 17, 2012 (File No. 333-182720)).

†10.3	Engility Holdings, Inc. 2012 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.6 of the Registrant’s registration statement on Form S-8, as filed with the Commission on July 17, 2012 (File No. 333-182720)).

†10.4	Engility Holdings, Inc. 2012 Directors Stock Incentive Plan (incorporated herein by reference to Exhibit 4.5 of the Registrant’s registration statement on Form S-8, as filed with the Commission on July 17, 2012 (File No. 333-182720)).

*†10.5	Engility Holdings, Inc. 2012 Cash Incentive Plan.

*†10.6	Engility Holdings, Inc. 2012 Change In Control Severance Plan.

*†10.7	Engility Corporation Deferred Compensation Plan I.

*†10.8	Engility Corporation Deferred Compensation Plan II.

*†10.9	Form of Engility Holdings, Inc. 2012 Directors Stock Incentive Plan Restricted Stock Unit Agreement.

*†10.10	Form of Engility Holdings, Inc. 2012 Long Term Performance Plan Nonqualified Stock Option Agreement.

*†10.11	Form of Engility Holdings, Inc. 2012 Long Term Performance Plan Restricted Stock Unit Agreement.

†10.12	Offer Letter in respect of the employment of Anthony Smeraglinolo (incorporated herein by reference to Exhibit 10.13 of the Registrant’s Amendment No. 3 to Form 10, as filed with the Commission on June 19, 2012 (File No. 001-35287)).

Exhibit No.	Description of Exhibits

†10.13	Offer Letter in respect of the employment of John Heller (incorporated herein by reference to Exhibit 10.14 of the Registrant’s Amendment No. 3 to Form 10, as filed with the Commission on June 19, 2012 (File No. 001-35287)).

†10.14	Offer Letter in respect of the employment of Michael Alber (incorporated herein by reference to Exhibit 10.15 of the Registrant’s Amendment No. 3 to Form 10, as filed with the Commission on June 19, 2012 (File No. 001-35287)).

*31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32	Section 1350 Certification.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished electronically with this report.

†	Compensatory plan or arrangement.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs at the date they were made or at any other time.