Form 10-Q
period 2012-09-28
Engility Holdings, Inc.
filed 2012-11-13
CIK 1544229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

There were 16,581,061 shares of Engility Holdings, Inc. common stock with a par value of $0.01 per share outstanding as of the close of business on October 31, 2012.

ENGILITY HOLDINGS, INC.

i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(in thousands)

	As of September 28, 2012	As of December 31, 2011
Assets:
Current assets:
Cash and cash equivalents	$19,075	$13,688
Receivables, net	369,453	394,842
Other current assets	36,941	23,114

Total current assets	425,469	431,644
Property, plant and equipment, net	11,581	12,629
Goodwill	477,604	904,040
Identifiable intangible assets, net	104,207	114,035
Other assets	15,388	5,473
Assets related to discontinued operations	—	35,426

Total assets	$1,034,249	$1,503,247

Liabilities and Equity:
Current liabilities:
Accounts payable, trade	$31,467	$53,299
Accrued employment costs	78,765	72,541
Accrued expenses	90,636	73,604
Advance payments and billings in excess of costs incurred	19,546	26,273
Current portion of long-term debt	25,125	—
Deferred income taxes, current and income taxes payable	37,418	26,750
Other current liabilities	17,502	19,170

Total current liabilities	300,459	271,637
Long-term debt	309,875	—
Deferred income taxes, net	10,114	41,636
Income tax payable	60,486	58,288
Other liabilities	29,476	29,710
Liabilities related to discontinued operations	—	8,372

Total liabilities	710,410	409,643
Commitments and contingencies (see Note 8)
Equity:
Preferred stock, par value $0.01 per share, 25,000 shares authorized, none issued or outstanding as of September 28, 2012 or December 31, 2011	—	—
Common stock, par value $0.01 per share, 175,000 shares authorized, 16,469 shares issued and outstanding as of September 28, 2012 and 0 shares issued and outstanding as of December 31, 2011	165	—
Additional paid in capital	731,588	—
Accumulated deficit	(421,387)	—
Parent company investment	—	1,083,238
Noncontrolling interest	13,473	10,366

Total equity	323,839	1,093,604

Total liabilities and equity	$1,034,249	$1,503,247

See notes to unaudited condensed consolidated and combined financial statements

ENGILITY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Revenue	$404,496	$448,373	$1,159,625	$1,476,243
Revenue from former affiliated entities	4,888	48,384	100,035	119,502

Total revenue	409,384	496,757	1,259,660	1,595,745
Costs and expenses
Cost of revenue	354,147	377,170	988,487	1,248,736
Cost of revenue from former affiliated entities	4,888	48,384	100,035	119,502

Total cost of revenue	359,035	425,554	1,088,522	1,368,238
Selling, general and administrative expenses	36,612	31,477	100,812	92,591
Goodwill impairment charge	426,436	—	426,436	—

Total costs and expenses	822,083	457,031	1,615,770	1,460,829

Operating income (loss)	(412,699)	39,726	(356,110)	134,916
Interest expense, net	4,833	—	5,027	—
Other income (expense), net	(7)	267	(52)	184

Income (loss) from continuing operations before income taxes	(417,539)	39,993	(361,189)	135,100
Provision for income taxes	1,378	15,502	24,997	52,585

Income (loss) from continuing operations	(418,917)	24,491	(386,186)	82,515
Income (loss) from discontinued operations before income taxes	(469)	3,148	(1,017)	6,493
Provision (benefit) for income taxes	(161)	1,220	(391)	2,527

Income (loss) from discontinued operations	(308)	1,928	(626)	3,966

Net income (loss)	$(419,225)	$26,419	$(386,812)	$86,481
Less: Net income attributable to noncontrolling interest	1,080	1,028	4,510	3,030

Net income (loss) attributable to Engility	$(420,305)	$25,391	$(391,322)	$83,451

Earnings (loss) per share allocable to Engility Holdings, Inc. common shareholders
Net income (loss) per share from continuing operations less noncontrolling interest	$(25.78)	$1.46	$(24.15)	$4.93

Net income (loss) per share from discontinued operations	$(0.02)	$0.12	$(0.04)	$0.25

Net income (loss) per share attributable to Engility	$(25.80)	$1.58	$(24.19)	$5.18

Basic and diluted	16,291	16,118	16,176	16,118

See notes to unaudited condensed consolidated and combined financial statements

ENGILITY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 28, 2012	September 30, 2011
Operating activities:
Net income (loss)	$(386,812)	$86,481
Less: income from discontinued operations, net of tax	(626)	3,966

Income (loss) from continuing operations	(386,186)	82,515
Goodwill impairment charge	426,436	—
Share-based compensation	4,552	—
Depreciation and amortization	13,010	17,491
Deferred income tax benefit	(20,854)	(9,444)
Changes in operating assets and liabilities, excluding acquired amounts:
Receivables	25,389	44,669
Other current assets	(13,362)	9,866
Accounts payable, trade	(21,832)	(13,952)
Accrued employment costs	6,224	7,601
Accrued expenses	17,032	(8,623)
Advance payments and billings in excess of costs incurred	(6,727)	22,140
Other liabilities	297	11,498

Net cash provided by operating activities from continuing operations	43,979	163,761

Investing activities:
Capital expenditures	(1,640)	(3,862)
Proceeds from sale of property, plant, and equipment	604	—

Net cash used in investing activities from continuing operations	(1,036)	(3,862)

Financing activities:
Gross borrowings from long-term debt	335,000	—
Gross borrowings from revolver credit facility	12,190	—
Repayments of revolver credit facility	(12,190)	—
Debt issuance costs	(11,005)	—
Proceeds from share-based payment arrangements	484	—
Dividend paid to prior parent	(335,000)	—
Net transfers to prior parent	(25,633)	(159,508)
Net transfers to non-controlling interest member	(1,402)	(797)

Net cash used in financing activities from continuing operations	(37,556)	(160,305)

Discontinued Operations:
Net cash provided by operating activities	25,952	2,298
Net cash used in investing activities	—	—
Net cash (used in) provided by financing activities	(25,952)	2,063

Net cash provided by (used in) discontinued operations	—	4,361

Net increase in cash and cash equivalents	5,387	3,955
Cash and cash equivalents, beginning of period	13,688	15,563

Cash and cash equivalents, end of period	$19,075	$19,518

See notes to unaudited condensed consolidated and combined financial statements

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	Basis of Presentation

Spin-Off from L-3: On July 17, 2012, L-3 Communications Holdings, Inc. completed the spin-off of Engility Holdings, Inc., which now owns and operates the systems engineering and technical assistance (SETA), training and operational support services businesses that were previously part of L-3’s Government Services segment. For the periods prior to July 17, 2012, Engility Holdings was a subsidiary of L-3 Communications Holdings. Unless the context indicates otherwise, (i) references to Engility, the Company, we, us or our refer to Engility Holdings, Inc. and its subsidiaries and (ii) references to L-3 refer to L-3 Communications Holdings, Inc. and its subsidiaries.

Effective as of 5:00 p.m., New York time, on July 17, 2012 (the Distribution Date), our common stock was distributed, on a pro rata basis, to L-3’s stockholders of record as of the close of business on July 16, 2012 (the Record Date). On the Distribution Date, each holder of L-3 common stock received one share of our common stock for every six shares of L-3 common stock held on the Record Date. The spin-off was completed pursuant to a Distribution Agreement and several other agreements with L-3 related to the spin-off, including an Employee Matters Agreement, a Tax Matters Agreement, a Transition Services Agreement and two Master Supply Agreements. These agreements govern the relationship between us and L-3 following the spin-off and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided by L-3 to Engility. For a discussion of each agreement, see the section entitled “Certain Relationships and Related Party Transactions — Agreements with L-3 Related to the Spin-Off” in our Information Statement included in our Registration Statement on Form 10, as amended, filed with the U.S. Securities and Exchange Commission (SEC) on June 27, 2012 (the Information Statement). We paid $335 million as a cash dividend to L-3 on the Distribution Date.

Our Registration Statement on Form 10 was declared effective by the SEC on July 2, 2012, and our common stock began “regular-way” trading on the New York Stock Exchange on July 18, 2012 under the symbol “EGL.”

On July 17, 2012, we entered into a senior secured credit agreement (the Credit Facility) that provides for total aggregate borrowings of $400 million under a $335 million senior secured term loan facility and a $65 million senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto. In addition, the Credit Facility provides for uncommitted incremental facilities, our subsidiary Engility Corporation, as the borrower, may request in an aggregate principal amount of up to $35 million. On this same date, we borrowed $347 million under this Credit Facility and used a portion of such borrowings to pay a cash dividend to L-3 in the amount of $335 million. The balance of the borrowings were used to pay approximately $12 million in debt issuance costs.

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

Principles of Consolidation and Combination and Basis of Presentation: The unaudited condensed consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with Article 10 of Regulation S-X of the SEC and reflect the financial position, results of operations and cash flows of our SETA, training and operational support services businesses. Accordingly, they do not include all of the disclosures required by U.S. GAAP for a complete set of annual audited financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. The December 31, 2011 unaudited condensed combined balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the interim periods are not necessarily indicative of results for the full year.

All significant intercompany transactions between the combined businesses that comprised Engility have been eliminated.

Our accompanying unaudited condensed consolidated and combined financial statements, for the periods prior to the spin-off, were derived from the accounting records of L-3 as if we operated on a stand-alone basis. The unaudited condensed consolidated and combined statements of operations include expense allocations for the corporate functions provided to us by L-3 prior to the Distribution Date, including, but not limited to, executive management, finance, legal, human resources, employee benefits administration, treasury, tax, internal audit, information technology, communications, ethics and compliance, insurance, and stock-based compensation. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or headcount. We believe that these allocations have been made on a consistent basis and are a reasonable reflection of the utilization of the services received by, or benefits provided to, us during the periods presented.

Following our spin-off from L-3, we perform these functions using internal resources and purchased services, some of which will be provided by L-3 during a transitional period pursuant to the Transition Services Agreement.

Transactions prior to the spin-off between us and L-3 were considered to be effectively settled for cash at the time the transaction is recorded, and therefore are included as financing activities in the unaudited condensed consolidated and combined statements of cash flows. The net effect of these transactions is included in the unaudited condensed consolidated and combined balance sheets as parent company investment.

Consistent with L-3’s centralized approach to cash management and financing its operations, prior to the spin-off, the majority of our cash receipts were transferred to L-3 daily and L-3 funded our working capital and capital expenditure requirements as needed. Cash transfers to and from L-3’s cash management accounts are reflected as a component of parent company investment in the unaudited condensed consolidated and combined balance sheets. Following the spin-off, we finance our operations primarily through operating cash flow, drawing down on the revolving portion of the Credit Facility as needed.

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

Revenue and profits on cost-plus type contracts are recognized as allowable costs as incurred on the contract at an amount equal to the allowable costs plus the earned fees on those costs as we become contractually entitled to reimbursement of such costs and the applicable fees. The fee on a cost-plus type contract is fixed or variable based on the contractual fee arrangement. Cost-plus type contracts with award fee provisions are our primary variable contract fee arrangement. Award fees provide for a fee based on actual performance relative to contractually specified criteria. Revenue and profit on award fees are recorded when awarded by the customer.

Revenues and profits on time-and-material type contracts are recognized on the basis of direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of materials, other direct non-labor costs and profit.

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

Earnings per Share: For periods prior to the spin-off, basic and diluted earnings per share (EPS) were calculated using 16.1 million shares of our common stock that were distributed to L-3 shareholders on July 17, 2012. For periods after the spin-off, basic EPS exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflect potential dilution that could occur if securities to issue common stock were exercised or converted into common stock. Diluted EPS include the incremental effect of the employee stock purchase plan, restricted stock units, and stock options calculated using the treasury stock method. For the three and nine months ended September 28, 2012 no shares were included due to anti-dilutive effects.

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(amounts in thousands, except per share data)
Net income (loss) attributable to Engility from continuing operations less noncontrolling interest	$(419,997)	$23,463	$(390,696)	$79,485

Net income (loss) attributable to Engility from discontinued operations	$(308)	$1,928	$(626)	$3,966

Net income (loss) attributable to Engility	$(420,305)	$25,391	$(391,322)	$83,451

Weighted average number of shares outstanding (in thousands) – Basic	16,291	16,118	16,176	16,118
Assumed exercise of stock options	—	—	—	—
Unvested restricted stock awards	—	—	—	—
Employee stock purchase plan contributions	—	—	—	—
Weighted average number of shares outstanding (in thousands) – Diluted	16,291	16,118	16,176	16,118

Earnings (loss) per share attributable to Engility – basic and diluted
Net income (loss) per share from continuing operations less noncontrolling interest	$(25.78)	$1.46	$(24.15)	$4.93

Net income (loss) per share from discontinued operations	$(0.02)	$0.12	$(0.04)	$0.25

Net income (loss) per share attributable to Engility	$(25.80)	$1.58	$(24.19)	$5.18

2.	New Accounting Standards Implemented

Effective January 1, 2012, we retrospectively adopted a new accounting standard issued by the Financial Accounting Standards Board (FASB) for the presentation of comprehensive income in financial statements. The adoption of this standard resulted in no changes to the presentation of comprehensive income as we have no components of other comprehensive income, such as foreign currency translation adjustments or unrealized gains or losses on hedging instruments, in the periods presented within the unaudited condensed consolidated and combined financial statements. The adoption of this standard did not have an impact on our financial position, results of operations or cash flows.

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

	As of September 28, 2012	As of December 31, 2011
	(in thousands)
Billed receivables	$141,229	$149,086
Unbilled receivables:
Amounts billable	227,210	248,312
Revenue recorded in excess of milestone billings on fixed price contracts	9,182	4,059
Allowance for doubtful accounts	(8,168)	(6,617)

Total receivables, net	$369,453	$394,842

4.	Goodwill and Identifiable Intangible Assets

Goodwill: In accordance with the accounting standards for business combinations, we record the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). Goodwill at September 28, 2012 declined by $426 million from December 31, 2011 as presented in the table below.

	Professional Support Services	Mission Support Services	Total
	(in thousands)
Balance at December 31, 2011	$664,880	$239,160	$904,040
Balance at September 28, 2012	$278,643	$198,961	$477,604

Interim Goodwill Impairment Review:

We perform our annual goodwill impairment review as of November 30 each year and also perform interim impairment reviews if triggering events occur. In connection with the preparation of our third quarter financial statements, we conducted an interim test of our goodwill as of September 28, 2012. Our decision to conduct this review was a result of multiple events following the spin-off, including the change in our cost of capital as a stand-alone company and our decision in September 2012 to consolidate our existing reporting unit structure. Following this review, we recorded a goodwill impairment charge of $426 million due to a decline in the estimated fair value of each reporting unit. The decline in fair value was primarily due to a change in the discount rate from the prior year and the elimination of a potential tax structure from our business unit valuation model, which increased the fair value of our reporting units for the prior year. We did not record any goodwill impairment charges for the three months ended September 30, 2011.

In accordance with current accounting guidance, we have identified five reporting units for the purpose of conducting our interim goodwill impairment review. A reporting unit is an operating segment, as defined by the segment reporting accounting standards, or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed by operating segment management. The first step in the process is to identify any potential impairment by comparing the carrying value of a reporting unit and its fair value. We determine the fair value of our reporting units using a discounted cash flow valuation approach. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit.

The table below presents our reporting units by segment, the associated goodwill balance and the associated impairment charge.

	Goodwill Balance
	Balance as of September 28, 2012	Balance as of December 31, 2011	Impairment Charge Recorded during the Quarter Ended September 28, 2012
	(in thousands)
Command and Control Systems & Software	$189,640	$397,686	$208,046
Global Security & Engineering Solutions	58,063	192,048	133,985
Engility Services Inc.	30,940	75,146	44,206

Professional Support Services Segment	278,643	664,880	386,237

Training and Operational Support	198,961	239,160	40,199
Linguist Operations & Technical Support	—	—	—

Mission Support Services Segment	198,961	239,160	40,199

Total goodwill	$477,604	$904,040	$426,436

The fair value measurement was calculated using unobservable inputs to the discounted cash flow method, which are classified as Level 3 within the fair value hierarchy. To arrive at the cash flow projections used in the calculation of fair values for our goodwill impairment review, we use estimates of economic and market information for the next three years. The key assumptions we used to estimate the fair values of our reporting units are:

•	Discount rates;

•	Compounded annual revenue growth rates;

•	Average operating margins; and

•	Terminal value capitalization rate (capitalization rate).

Of the key assumptions, the discount rates and the capitalization rate are market-driven. These rates are derived from the use of market data and employment of the capital asset pricing model. The company-dependent key assumptions are the compounded annual revenue growth rates and the average operating margins and are subject to much greater influence from our actions. The company-dependent key assumptions reflect the influence of other potential assumptions, since the assumptions we identified that affect the projected operating results would ultimately affect either the revenue growth or the profitability (operating margin) of the reporting unit. For example, any adjustment to contract volume and pricing would have a direct impact on revenue growth, and any adjustment to the reporting unit’s cost structure or operating leverage would have a direct impact on the profitability of the reporting unit. For the purpose of the income approach, we used discount rates that are commensurate with the risk and uncertainty inherent in the respective reporting units and in our internally-developed forecasts. Actual results may differ from those assumed in our forecasts and changes in assumptions or estimates could materially affect the determination of the fair value of a reporting unit, and therefore could affect the amount of potential impairment.

We validate our estimate of the fair value of each reporting unit under the income approach by comparing the resulting values to fair value estimates using a market approach. A market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units. When performing our interim impairment analysis, we also reconcile the total of the fair values of our reporting units with our market capitalization to determine if the sum of the individual fair values is reasonable compared to the external market indicators. If our reconciliation indicates a significant difference between our external market capitalization and the fair values of our reporting units, we review and adjust, if appropriate, our weighted-average cost of capital and consider if the implied control premium is reasonable in light of current market conditions.

Inherent in our development of the present value of future cash flow projections are assumptions and estimates derived from a review of our expected revenue growth rates, profit margins, business plans, cost of capital and tax rates. We also make assumptions about future market conditions, market prices, interest rates, and changes in business strategies. Changes in our assumptions or estimates could materially affect the determination of the fair value of a reporting unit and, therefore, could eliminate the excess of fair value over the carrying value of a reporting unit entirely and, in some cases, could result in impairment. Such changes in assumptions could be caused by a loss of one or more significant contracts, reductions in government and/or private industry spending, or a decline in the demand of our services due to changing economic conditions. Given the contractual nature of our business, if we are unable to win or renew contracts; unable to estimate and control our contract costs; fail to adequately perform to our clients’ expectations; fail to procure third-party subcontractors, or fail to adequately secure funding for our projects, our profits, revenues and growth over the long-term would decline and such a decline could significantly affect the fair value assessment of our reporting units and cause our goodwill to become impaired.

The goodwill non-cash impairment charge of $426 million was due to a decline in the estimated fair value of each reporting unit. This decline in fair value is primarily due to a change in the discount rate from prior year and the elimination of the value attributable to a potential tax structure discussed below. The discount rate used to assess the fair value of each reporting unit as of November 30, 2011 was approximately 7%. This 2011 rate was based upon L-3’s, our prior parent’s, weighted average cost of capital (WACC). The WACC used to assess the fair value of each reporting unit was approximately between 15.0% - 16.5% as of September 28, 2012. This significant increase in WACC was due to our increased capital costs as a stand-alone company, as compared to L-3’s.

Our assessment of goodwill as of November 30, 2011 also included the fair value of a potential tax structure, which assumed that each reporting unit could be sold as a separate asset. There are substantial tax savings available to a purchaser for an asset sale as opposed to the purchaser of an entire entity by stock purchase or merger. As a result of our commitment to the strategic realignment, we no longer believe we would sell any of the current reporting units as separate assets. Accordingly, our assessment of goodwill does not use the estimated tax savings from a potential asset sale to increase the fair value of the reporting units.

During the fourth quarter of 2012, we will perform our annual goodwill impairment review of our reporting units as of November 30, 2012.

Identifiable Intangible Assets: Information on our identifiable intangible assets that are subject to amortization is presented in the table below.

	Weighted Average Amortization Period	September 28, 2012			December 31, 2011
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)		(in thousands)			(in thousands)
Customer contractual relationships	28	$178,630	$74,497	$104,133	$178,629	$64,706	$113,923
Technology	—	29,259	29,259	—	29,259	29,259	—
Favorable leasehold interests	10	1,827	1,753	74	1,827	1,715	112

Total		$209,716	$105,509	$104,207	$209,715	$95,680	$114,035

Our amortization expense recorded for our identifiable intangible assets is presented in the table below.

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(in thousands)
Amortization expense	$3,276	$4,321	$9,828	$12,965

5.	Related Party Transactions and Parent Company Investment

Allocation of Corporate Expenses: For the periods prior to the Distribution Date, the unaudited condensed consolidated and combined statements of operations include L-3 corporate expense allocations for corporate functions provided to us, which are reported within selling, general and administrative expenses.

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(in thousands)
Corporate expenses	$1,322	$25,898	$37,748	$74,643

Related Party Revenue and Cost of Revenue: For the three months and nine months ended September 28, 2012, we were party to transactions to purchase and sell products and services to and from certain L-3 subsidiaries and divisions, which were our affiliates during the periods prior to the spin-off. For the periods prior to the Distribution Date, revenue earned from these L-3 affiliates, and our corresponding purchases of products and services from these affiliates, were (i) $4.9 million and $48.4 million for the three months ended September 28, 2012 and September 30, 2011, respectively, and (ii) $100.0 million and $119.5 million for the nine months ended September 28, 2012 and September 30, 2011, respectively. Purchases of products and services from these L-3 affiliates for periods prior to the Distribution Date are included within cost of revenue in the unaudited condensed consolidated and combined statements of operations.

6.	Income Taxes

At the end of each interim period, we estimate our effective tax rate for continuing operations expected to be applicable to the full year. In arriving at this estimate, we do not include the estimated impact of discrete, unusual or infrequent items that may cause significant variations in the customary relationship between income tax expense and income before taxes.

During the three months and nine months ended September 28, 2012, we treated certain nondeductible spin-off-related transaction costs as discrete charges for income tax purposes, which resulted in $1 million and $2 million of discrete income tax expense, respectively, for those periods.

Our effective income tax rate including the impact of the goodwill impairment charge prior to discrete items was (0.3%) and (6.5%) for the three months and nine months ended September 28, 2012, respectively. Income tax expense including discrete items and the goodwill impairment charge was $1 million and $25 million for the three months and nine months ended September 28, 2012, respectively, and $16 million and $53 million for the three months and nine months ended September 30, 2011, respectively.

As of September 28, 2012, our gross amount of unrecognized tax benefits was $51 million, exclusive of interest and penalties. If we were to prevail on all uncertain tax positions, there would be no net impact to our effective tax rate as a result of offsetting deferred tax assets that have been recorded.

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. At September 28, 2012 and December 31, 2011, we have accrued potential interest of $4 million ($2 million net of tax) and $3 million ($2 million net of tax), respectively, and penalties of $6 million and $5 million related to unrecognized tax benefits, respectively.

As of September 28, 2012, we anticipate that unrecognized tax benefits will decrease by approximately $2 million over the next 12 months due to potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

We evaluate the recoverability of deferred tax assets in accordance with U.S. GAAP. As of September 28, 2012 and December 31, 2011, we have not recorded valuation allowances with respect to any of our deferred tax assets.

Through the Distribution Date, we historically filed our federal and certain state tax returns on a consolidated or combined basis with L-3. Income taxes are presented in these financial statements under the separate return method as if we filed our tax returns on a stand-alone basis for 2012 in its entirety. Income tax liabilities through the Distribution Date are assumed to be immediately settled with L-3 against the parent company investment account.

7.	Stock-Based Compensation

Following our spin-off from L-3, certain of our employees currently participate in our 2012 Long Term Performance Plan (2012 LTPP), which is substantially similar to the L-3 2008 Long Term Performance Plan (2008 LTPP). Immediately prior to the spin-off, certain of our employees participated in the following L-3 stock based compensation plans: 2008 LTPP, 1999 Long Term Performance Plan and 1997 Stock Option Plan (collectively, the L-3 Plans). The following disclosures relate to equity awards initially made to our employees under the prior L-3 Plans as of the Distribution Date.

Stock Options: For the period from January 1, 2012 until the Distribution Date, L-3 granted our employees 9,192 stock options to purchase L-3 common stock with an exercise price equal to the closing price of L-3 common stock on the date of grant. The options expire 10 years from the date of grant and vest ratably over a three-year period on the annual anniversary of the date of grant.

Restricted Stock Units: For the period from January 1, 2012 until the Distribution Date, L-3 granted our employees 30,611 L-3 restricted stock units (RSUs) with a weighted average grant date fair value of $70.43 per share. RSUs automatically convert into shares of L-3 common stock upon vesting, and are subject to forfeiture until certain restrictions have lapsed, including a three-year cliff vesting period for employees.

Following our spin-off from L-3, we assumed under the 2012 LTPP each outstanding option to purchase L-3 common stock and each L-3 RSU held by our employees. These assumed equity awards converted into 284,594 options to purchase our stock and 684,895 RSUs, respectively, having the same intrinsic value as the corresponding converted L-3 award.

Following our spin-off from L-3, we granted 362,274 RSUs to certain employees and directors with a weighted average grant date fair value of $17.68 per share. RSUs automatically convert into shares of Engility common stock upon vesting, and are subject to forfeiture until certain restrictions have lapsed, including a three-year cliff vesting period for employees. For directors, the RSUs vest after one year, but will not be converted to shares until the earlier of (i) the date on which the person ceases to be a director of the company or (ii) a change of control of our company.

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

In accordance with the accounting standard for contingencies, we record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. Generally, the loss is recorded for the amount we expect to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are recorded in other current liabilities in the balance sheets. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At September 28, 2012, we did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. We believe we have recorded adequate provisions for our litigation matters. We review these provisions quarterly and adjust these provisions to reflect the effect of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter.

Al-Quraishi. On May 5, 2008, seventy-two plaintiffs who had purportedly been detained in certain Iraqi prisons filed suits alleging that our subsidiary, Engility Corporation (previously named L-3 Services, Inc.), and other defendants either participated in, approved of, or condoned the mistreatment of prisoners by United States military officials, and are seeking recovery on a variety of legal theories based upon U.S. Federal law, state law, treaty obligations and the Alien Tort Statute. These cases were consolidated in the U.S. District Court for the District of Maryland (the MD Trial Court). The complaint sought unspecified monetary damages, including punitive damages and legal fees. On July 29, 2010, the MD Trial Court denied our motion to dismiss the complaint. On May 11, 2012, the U.S. Court of Appeals for the Fourth Circuit (the Fourth Circuit) sitting en banc denied our appeal of this decision on the basis that the Fourth Circuit lacked interlocutory jurisdiction to hear the appeal, and following a June 21, 2012 denial of our motion to stay the ruling pending the filing and resolution of a petition for a writ of certiorari at the U.S. Supreme Court, the Fourth Circuit remanded the case to the MD Trial Court. On October 5, 2012, we and the plaintiffs agreed to resolve and dismiss the action in return for a payment of $5.28 million, which was accrued as of September 28, 2012 and paid in October 2012. The case was then dismissed with prejudice upon motion by the plaintiffs on this same date.

Afghanistan Civil Investigation. On August 30, 2010, the Defense Criminal Investigative Service executed a warrant for documents related to the billing of travel time by certain of our employees working in Afghanistan. The supporting affidavit indicated that this was related to a civil qui tam action filed in the U.S. District Court for the Southern District of Ohio, which alleged that these employees improperly charged their travel time in connection with paid time off and weekend leave. In October 2012, the Department of Justice requested that we attend a meeting with counsel for the Department of Justice and Relator’s counsel to discuss potential resolution of the qui tam action. The meeting is scheduled for November 20, 2012. While we continue to fully cooperate with the investigation, we intend to vigorously defend against the allegations set forth in Relator’s qui tam action. We cannot provide assurances that we will prevail in this matter, nor can we reasonably estimate our potential liability if there is an adverse outcome.

9.	Segment Information

We have two reportable segments, which are described in Note 1. The tables below present revenue, operating income, and total assets by reportable segment.

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(in thousands)
Revenue
Professional Support Services	$229,696	$274,842	$692,882	$837,490
Mission Support Services	186,062	223,166	579,928	765,695
Elimination of intercompany revenue	(6,374)	(1,251)	(13,150)	(7,440)

Total	$409,384	$496,757	$1,259,660	$1,595,745

Operating income
Professional Support Services	$11,765	$21,833	$46,310	$66,692
Mission Support Services	18,810	21,593	54,154	71,924

Segment operating income	30,575	43,426	100,464	138,616
Goodwill impairment charge	(426,436)	—	(426,436)	—
Spin-off-related transaction, realignment, and legal settlement costs	(16,838)	(3,700)	(30,138)	(3,700)

Operating income	$(412,699)	$39,726	$(356,110)	$134,916

	As of September 28, 2012	As of December 31, 2011
	(in thousands)
Total assets
Professional Support Services	$606,447	$1,024,782
Mission Support Services	383,881	478,465
Corporate	43,921	—

Total	$1,034,249	$1,503,247

Substantially all of our long-lived assets are located in the United States.

10.	Debt

In connection with our spin-off from L-3, on July 17, 2012, we entered into a Credit Facility that provides for total aggregate borrowings of $400 million under a $335 million senior secured term loan facility and a $65 million senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto. In addition, the Credit Facility provides for uncommitted incremental facilities, which Engility Corporation, as the borrower, may request in an aggregate principal amount of up to $35 million. On July 17, 2012, we borrowed $347 million under the Credit Facility (a $335 million term loan and $12 million of borrowings under the revolving credit facility), $335 million of which was used to pay a cash dividend to L-3, with the $12 million balance used to pay debt issuance costs.

Maturity, Interest Rate and Fees. The loans under the Credit Facility are due and payable on July 17, 2017 and bear interest at a rate per annum equal to an applicable margin, plus, at our option (other than with respect to swingline loans, which must be base rate loans), either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.5%, (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs which shall not be less than 1.25%, plus 1.00% and (4) 2.25% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs which shall be no less than 1.25%. The applicable margin for borrowings under the Credit Facility is 3.50% with respect to base rate borrowings and 4.50% with respect to LIBOR borrowings. Our interest rate under the Credit Facility was 5.8% as of September 28, 2012.

Amortization and Final Maturity. Beginning in the first quarter of 2013, we will be required to make scheduled quarterly payments equal to 3.75% of the original principal amount of the term loan, or approximately $12.6 million per quarter, with the balance to be due and payable on the fifth anniversary of the closing date, July 17, 2017. There is not expected to be scheduled amortization under the revolving portion of the Credit Facility. Any principal amount outstanding under the revolving portion of the Credit Facility is due and payable in full on the fifth anniversary of the closing date, July 17, 2017.

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

Covenants and Events of Default. The Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability and the ability of Engility Corporation’s and its subsidiaries to incur additional indebtedness; pay dividends on their capital stock or redeem, repurchase or retire their capital stock or their other indebtedness; make investments, loans and acquisitions; create restrictions on the payment of dividends or other amounts by Engility Corporation’s subsidiaries to Engility Corporation or to any guarantor; engage in transactions with Engility Corporation’s affiliates; sell assets; materially alter the business Engility Corporation conducts; consolidate or merge; incur liens; and prepay or amend subordinated or unsecured debt. Engility Holdings, Inc. is also subject to a passive holding company covenant that limits its ability to engage in certain activities. In addition, the Credit Facility requires Engility Corporation to comply with a minimum consolidated debt service coverage ratio financial maintenance covenant of no less than 1.25:1.00 and a maximum consolidated leverage ratio financial maintenance covenant of no greater than 3.50:1.00, with step-downs to 3.25:1.00 in 2013 and 3.00:1.00 in 2014, for the fiscal quarters ending June 30, 2013 and June 30, 2014, respectively, each to be tested on the last day of each fiscal quarter. The Credit Facility also contains customary provisions relating to events of default.

As of September 28, 2012, we were in compliance with the covenants under the Credit Facility, and the carrying value of the principal amount outstanding under the Credit Facility which approximates fair value was $335 million, consisting of the term loan. Our availability under the revolving credit facility was $64 million as of September 28, 2012, with $1 million outstanding under letters of credit.

11.	Discontinued Operations

The Global Security Solutions (GSS) business unit, which had been historically managed by us, was retained by L-3 as part of its National Security Solutions business in connection with the spin-off. The GSS results of operations are presented as discontinued operations in the unaudited condensed consolidated and combined financial statements.

12.	Realignment Costs

On September 12, 2012, we announced a strategic realignment of our organizational structure and a streamlining of our operations, to take effect January 1, 2013. This strategic realignment includes a reduction of our total workforce by up to 4% through a voluntary separation of employment program and additional reductions in force. These reductions will come from our general and administrative employees, and will not affect our workforce of over 7,000 employees that provide direct contract services to our customers.

As we announced previously, we anticipate that we will incur total charges relating to the realignment of approximately $10 million, inclusive of employee separation costs.

The activity and balance of the strategic realignment liability accounts for the quarter ended September 28, 2012 are as follows:

	Severance and Related Costs	Professional and Other Fees	Total
Balance as of January 1, 2012	$—	$—	$—
Additions	6,708	852	7,560
Cash payments	—	343	343

Balance as of September 28, 2012	$6,708	$509	$7,217

Amounts contained in the current liabilities section of our balance sheet as of September 28, 2012	$6,708	$509	$7,217

These expenses are contained within the selling, general and administrative expense line in the accompanying unaudited condensed consolidated and combined statement of operations for the three and nine months ended September 28, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition together with the unaudited condensed consolidated and combined financial statements included in this Form 10-Q, as well as the audited financial statements and the notes thereto included in the Information Statement (as defined below), which provides additional information regarding our products and services, industry outlook and forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” in this report. The financial information discussed below and included in this Form 10-Q may not necessarily reflect what our financial condition, results of operations or cash flow would have been had we been a stand-alone company during the periods presented or what our financial condition, results of operations and cash flows may be in the future.

Spin-Off from L-3

Through July 17, 2012, Engility Holdings, Inc. was a subsidiary of L-3 Communications Holdings, Inc. On July 17, 2012, L-3 Communications Holdings, Inc. completed the spin-off of Engility Holdings, Inc., which now owns and operates the systems engineering and technical assistance (SETA), training and operational support services businesses that were previously part of L-3’s Government Services segment. Unless the context indicates otherwise, (i) references to Engility, the Company, we, us or our refer to Engility Holdings, Inc. and its subsidiaries and (ii) references to L-3 refer to L-3 Communications Holdings, Inc. and its subsidiaries.

Effective as of 5:00 p.m., New York time, on July 17, 2012 (the Distribution Date), our common stock was distributed, on a pro rata basis, to L-3’s stockholders of record as of the close of business on July 16, 2012 (the Record Date). On the Distribution Date, each holder of L-3 common stock received one share of our common stock for every six shares of L-3 common stock held on the Record Date. The spin-off was completed pursuant to a Distribution Agreement and several other agreements with L-3 related to the spin-off, including an Employee Matters Agreement, a Tax Matters Agreement, a Transition Services Agreement and two Master Supply Agreements. These agreements govern the relationship among us and L-3 following the spin-off and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided by L-3 to Engility. For a discussion of each agreement, see the section entitled “Certain Relationships and Related Party Transactions — Agreements with L-3 Related to the Spin-Off” in our Information Statement included in our Registration Statement on Form 10, as amended, filed with the SEC on June 27, 2012 (the Information Statement).

Our Registration Statement on Form 10 was declared effective by the SEC on July 2, 2012, and our common stock began “regular way” trading on the New York Stock Exchange on July 18, 2012 under the symbol “EGL.”

On July 17, 2012, we entered into a senior secured credit agreement (the Credit Facility) under which we borrowed $347 million. We used a portion of such borrowings to pay a cash dividend to L-3 in the amount of $335 million. The balance of the borrowings was used to pay approximately $12 million in debt issuance costs. See — Liquidity and Capital Resources — Credit Facility — below for a more detailed description of the Credit Facility.

Explanatory Note — L-3 Financial Information

The financial statements, for the periods prior to the spin-off presented herein, and discussed below, were derived from the accounting records of L-3 as if we operated on a stand-alone basis.

The statements of operations include expense allocations for corporate functions provided to us by L-3. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or headcount. While we believe these allocations have been made on a consistent basis and are reasonable, such expenses may not be indicative of the actual expenses that would have been incurred had Engility been operating as a separate and independent business.

Discontinued Operations: The Global Security Solutions (GSS) business unit, which has been historically managed by us, was retained by L-3 as part of its National Security Solutions business in connection with the spin-off. The GSS results of operations are presented as discontinued operations in the unaudited condensed consolidated and combined financial statements.

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

We currently provide mission-critical services under two operating segments: Professional Support Services (PSS) and Mission Support Services (MSS). PSS provides SETA services, program management support, software engineering life cycle sustainment and support services. Through MSS, we provide defense-related training, education and support services. MSS also offers law enforcement training, national security infrastructure and international capacity development.

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

On February 13, 2012, President Obama submitted his FY 2013 proposed budget (FY 2013 DoD Plan) to Congress. The FY 2013 DoD Plan complies with the first phase of the BCA imposed spending cuts. The FY 2013 DoD Plan reduces proposed DoD base budgets by $259 billion for FY 2013 to FY 2017, compared to the previously proposed DoD base budgets. The FY 2013 DoD Plan does not include a provision for the automatic sequestration process. On September 28, 2012, President Obama signed Joint Resolution H.J. Res. 117, establishing federal government funding through March 27, 2013. The resolution appropriates $1.047 trillion for FY 2013, a 0.6% increase over base budgets, and projects $519 billion in DoD spending for FY 2013.

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

Key Performance Indicators

Funded Backlog

Funded backlog as of the end of the third quarter of 2012 was $788 million, compared to $753 million as of the end of the second quarter. We define funded backlog as the value of funded orders received from customers, less the cumulative amount of revenues recognized on such orders. We define funded orders as the value of contract awards received from the U.S. Government, for which the U.S. Government has appropriated funds, plus the value of funded contract awards and orders received from customers other than the U.S. Government.

Orders

Orders for the third quarter of 2012 were $444 million. We define orders as funded orders less orders cancelled or reduced.

Book-to-Bill

Our book-to-bill ratio was 1.1 for the third quarter of 2012. Our book-to-bill ratio is calculated as orders divided by revenue.

Results of Operations — Three Months Ended September 28, 2012 Compared to the Three Months Ended September 30, 2011

The following information should be read in conjunction with our unaudited condensed and consolidated and combined financial statements included herein.

Results of Operations

The table below provides our selected financial data for the three months ended September 28, 2012 and September 30, 2011.

	Three Months Ended
	September 28, 2012	September 30, 2011	Increase (decrease)
	(in thousands)
Revenue	$409,384	$496,757	$(87,373)
Costs and expenses
Cost of revenue	359,035	425,554	(66,519)
Selling, general and administrative expenses	36,612	31,477	5,135
Goodwill impairment charge	426,436	—	426,436

Total costs and expenses	822,083	457,031	365,052

Operating income (loss)	$(412,699)	$39,726	$(452,425)
Operating margin	(100.8)%	8.0%	(108.8)%
Interest expense	4,833	—	4,833
Effective tax rate from continuing operations after discrete items	(0.3)%	38.8%	(39.1)%
Net income (loss) attributable to Engility	$(420,305)	$25,391	$(445,696)

Revenue: For the three months ended September 28, 2012, revenue was $409 million, a decrease of $87 million, or 18%, compared to the three months ended September 30, 2011. Revenue declined in both of our segments. The decrease in revenue was primarily attributable to (i) $36 million in reduced demand for services on our major contracts supporting military efforts in Afghanistan and Iraq, which resulted from the drawdown of U.S. military forces in these countries, (ii) $16 million in reduced revenues tied to organizational conflict of interest (OCI) constraints related to periods prior to the Distribution Date, (iii) $52 million of other revenue reductions from contracts and task orders that ended after the third quarter of 2011, offset in part by $17 million in revenue from new contract awards. See Reportable Segment Results of Operations below for additional discussion of our revenue.

Cost of revenue: Cost of revenue as a percentage of revenue was 87.7% for the three months ended September 28, 2012 and 85.7% for the three months ended September 30, 2011. Total cost of revenue was $359 million for the three months ended September 28, 2012 a decline of 16%, compared to $426 million for the three months ended September 30, 2011. The decline in our cost of revenue was consistent with our decline in revenue during the same period.

Selling, general, and administrative expenses: For the three months ended September 28, 2012, selling, general and administrative expenses were $37 million, compared to $31 million for the three months ended September 30, 2011. Selling, general and administrative expenses as a percentage of revenue increased to 8.9% for the three months ended September 30, 2012, compared to 6.3% for the three months ended September 30, 2011. The increase in selling, general and administrative expenses, including as a percentage of revenue, resulted from $17 million in non-core charges for the three months ended September 28, 2012, consisting of (i) spin-off-related transaction costs of $4 million, (ii) legal settlement costs of $5 million, and (iii) realignment costs of $8 million for the quarter ended September 28, 2012, and a reduction in other selling, general and administrative expenses of $6 million for the quarter ended September 28, 2012. There were $4 million of spin-off-related transaction costs for the quarter ended September 30, 2011.

Goodwill impairment charge: For the three months ended September 28, 2012, we recorded a non-cash goodwill impairment charge of $426 million. We did not record any impairment charges for the three months ended September 30, 2011. We determined to record this impairment charge in connection with the preparation of our third quarter financial statements following an interim test of our goodwill. Our decision to conduct this review was a result of multiple events following the spin-off, including the change in our cost of capital as a stand-alone company and our decision in September 2012 to consolidate our existing reporting unit structure. Following this review, we recorded a goodwill impairment charge of $426 million due to a decline in the estimated fair value of each reporting unit. The decline in fair value was primarily due to a change in the discount rate from prior year and the elimination of a potential tax structure from our business unit valuation model, which increased the fair value of our reporting units for the prior year. For a further discussion of this impairment charge, see Note 4 to the accompanying unaudited condensed consolidated and combined financial statements.

Operating income (loss) and operating margin: Operating loss for the three months ended September 28, 2012 was $413 million, a decrease of $453 million compared to the three months ended September 30, 2011. Operating margin decreased to (100.8)% for the three months ended September 28, 2012, compared to 8.0% for the three months ended September 30, 2011. The decrease in operating income and margin was primarily due to the impairment and other charges and lower revenue. These charges consist of a $426 million goodwill impairment charge and the $17 million of non-core charges discussed above for the quarter ended September 28, 2012. There were $4 million of spin-off-related transaction costs for the quarter ended September 30, 2011.

Interest expense: During the third quarter of 2012, we borrowed $335 million under our Credit Facility in the form of a five-year term loan. We then distributed the $335 million to L-3 on the Distribution Date. The Credit Facility also provides us with $65 million revolving line of credit, $64 million of which was available as of September 28, 2012, with $1 million outstanding under letters of credit. During the third quarter of 2012, net interest expense under the Credit Facility was approximately $5 million. Prior to the Distribution Date, we had no debt and nominal interest expense. During the third quarter of 2012, we had a weighted average outstanding loan balance of $335 million, which accrued interest at a weighted average borrowing rate of approximately 5.8%.

Effective income tax rate: Our effective income tax rate for continuing operations before discrete items including a goodwill impairment charge was 39.2% and 39.1% during the three months ended September 28, 2012 and September 30, 2011, respectively. Our effective income tax rate including the impact of a goodwill impairment charge prior to discrete items was (0.3)% for the three months ended September 28, 2012. Our effective income tax rate including the impact of a goodwill impairment charge after discrete items was (0.3)% for the three months ended September 28, 2012. Income tax expense including discrete items and a goodwill impairment charge was $1 million for the three months ended September 28, 2012, and $16 million for the three months ended September 30, 2011, respectively. During the three months ended September 28, 2012, we treated certain nondeductible spin-off-related transaction costs as discrete charges for income tax purposes, which resulted in $1 million of discrete income tax expense.

Net income (loss) attributable to Engility: Net loss attributable to Engility was $420 million, a decrease of $445 million for the three months ended September 28, 2012, compared to net income attributable to Engility of $25 million for the three months ended September 30, 2011. The decrease was primarily due to a $426 million goodwill impairment charge, and the $17 million of non-core charges discussed above for the quarter ended September 30, 2012. There were $4 million of spin-off-related transaction costs for the quarter ended September 30, 2011.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to the totals. See Note 9 to the unaudited condensed consolidated and combined financial statements included herein for additional reportable segment data.

	Three Months Ended
	September 28, 2012	September 30, 2011	Increase (decrease)
	(in thousands)
Revenue
Professional Support Services	$229,696	$274,842	$(45,146)
Mission Support Services	186,062	223,166	(37,104)
Elimination of intercompany revenue	(6,374)	(1,251)	(5,123)

Total	$409,384	$496,757	$(87,373)

Operating income
Professional Support Services	$11,765	$21,833	$(10,068)
Goodwill impairment charge for the Professional Support Services Segment	(386,237)	—	(386,237)
Mission Support Services	18,810	21,593	(2,783)
Goodwill impairment charge for the Mission Support Services Segment	(40,199)	—	(40,199)

Segments total	(395,861)	43,426	(439,287)
Spin-off-related transaction, realignment and legal settlement costs	(16,838)	(3,700)	(13,138)

Total	$(412,699)	$39,726	$(452,425)

Operating margin
Professional Support Services	(163.0)%	7.9%	(170.9)%
Mission Support Services	(11.5)	9.7	(21.2)

Segment total	(96.7)	8.7	(105.4)
Spin-off-related transaction, realignment, and legal settlement costs	(4.1)	(0.7)	(3.4)

Total	(100.8)%	8.0%	(108.8)%

Professional Support Services

PSS revenue for the three months ended September 28, 2012 was $230 million, a decrease of $45 million, or 16%, compared to $275 million for the three months ended September 30, 2011. The decrease was primarily attributable to (i) $6 million in reduced demand for services on our major contracts supporting military efforts in Afghanistan and Iraq, which resulted from the drawdown of U.S. military forces in these countries, (ii) $16 million in reduced revenues tied to OCI constraints related to periods prior to the Distribution Date and (iii) $33 million of other revenue reductions from contracts and task orders which ended after the third quarter of 2011, offset in part by $10 million in additional revenue on continuing contracts.

PSS operating loss for the three months ended September 28, 2012 was $374 million which includes $386 million of a goodwill impairment charge. This compares to operating income of $22 million for the three months ended September 30, 2011. Operating profit (loss) and margin were impacted by (i) the $386 million goodwill impairment charge, (ii) a reduction in revenue and operating profit due to reduced demand for services on our major contracts supporting military efforts in Afghanistan and Iraq, and (iii) other contract and task orders that ended after the third quarter of 2011.

Mission Support Services

MSS revenue for the three months ended September 28, 2012 was $186 million, a decrease of $37 million, or 17%, compared to $223 million for the three months ended September 30, 2011. This decrease was primarily attributable to (i) $30 million in reduced demand for services on our major contracts supporting military efforts in Afghanistan and Iraq, which resulted from the drawdown of U.S. military forces in these countries and (ii) $26 million of other revenue reductions from MSS, offset in part by $19 million in revenue from new contract awards.

MSS operating loss for the three months ended September 28, 2012 was $21 million, and includes a $40 million goodwill impairment charge. This compares to operating income of $22 million for the three months ended September 30, 2011. Third quarter 2012 operating profit and margins were negatively impacted by the goodwill impairment charge and termination of two contracts during the period.

Results of Operations — Nine Months Ended September 28, 2012 Compared to the Nine Months Ended September 30, 2011

Results of Operations

The table below provides our selected financial data for the nine months ended September 28, 2012 and September 30, 2011.

	Nine Months Ended
	September 28, 2012	September 30, 2011	Increase (decrease)
	(in thousands)
Revenue	$1,259,660	$1,595,745	$(336,085)
Costs and expenses
Cost of revenue	1,088,522	1,368,238	(279,716)
Selling, general and administrative expenses	100,812	92,591	8,221
Goodwill impairment charge	426,436	—	426,436

Total costs and expenses	1,615,770	1,460,829	154,941

Operating income	$(356,110)	$134,916	$(491,026)
Operating margin	(28.3)%	8.5%	(36.8)%
Interest expense	5,027	—	5,027
Effective tax rate after discrete items	(6.9)%	38.9%	(45.8)%
Net Income attributable to Engility	$(391,322)	$83,451	$(474,773)

Revenue: For the nine months ended September 28, 2012, revenue was $1,260 million, a decrease of $336 million, or 21%, compared to the nine months ended September 30, 2011. Revenue declined in both of our segments. The decrease in revenue was primarily attributable to (i) $151 million in reduced demand for services on our major contracts supporting military efforts in Afghanistan and Iraq, which resulted from the drawdown of U.S. military forces in these countries, (ii) $43 million in reduced revenues tied to OCI constraints related to periods prior to the Distribution Date, (iii) $112 million in revenue reductions from contracts which ended and (iv) $74 million from other revenue reductions from contracts and task orders that ended after the third quarter of 2011, offset in part by $50 million in revenue from new contracts.

Cost of revenue: Cost of revenue as a percentage of revenue increased to 86.4% for the nine months ended September 28, 2012 compared to 85.7% for the nine months ended September 30, 2011. Total cost of revenue was $1,089 million for the nine months ended September 28, 2012 a decline of 20%, compared to $1,368 million for the nine months ended September 30, 2011. The decline in our cost of revenue was consistent with our decline in revenue during the same period.

Selling, general, and administrative expenses: For the nine months ended September 28, 2012, selling, general and administrative expenses were $101 million, compared to $93 million for the nine months ended September 30, 2011. Selling, general and administrative expenses as a percentage of revenue increased to 8.0% for the nine months ended September 30, 2012, compared to 5.8% for the nine months ended September 30, 2011. The increase in selling, general and administrative expenses, including as a percentage of revenue, resulted from $30 million in non-core charges during the nine months ended September 28, 2012, consisting of (i) spin-off-related transaction costs of $17 million, (ii) legal settlement costs of $5 million and (iii) realignment costs of $8 million for the nine months ended September 28, 2012 offset in part by a reduction in other selling, general and administrative expenses of $17 million during this period. There were $4 million of spin-off-related transaction costs for the nine months ended September 30, 2011.

Goodwill impairment charge: For the nine months ended September 28, 2012, we recorded a non-cash goodwill impairment charge of $426 million. We did not record any impairment charges for the nine months ended September 30, 2011. Our decision to conduct this review was a result of multiple events following the spin-off, including the change in our cost of capital as a stand-alone company and our decision in September 2012 to consolidate our existing reporting unit structure. Following this review, we recorded a goodwill impairment charge of $426 million due to a decline in the estimated fair value of each reporting unit. The decline in fair value was primarily due to a change in the discount rate from prior year and the elimination of a potential tax structure from our business unit valuation model, which increased the fair value of our reporting units for the prior year. For a further discussion of this impairment charge, see Note 4 to the accompanying unaudited condensed consolidated and combined financial statements.

Operating income (loss) and operating margin: Operating loss for the nine months ended September 28, 2012 was $356 million, a decrease of $491 million compared to the nine months ended September 30, 2011. Operating margin decreased to (28.3)% for the nine months ended September 28, 2012, compared to 8.5% for the nine months ended September 30, 2011. The decrease in operating income and margin was primarily due to impairment and other charges and lower revenue. The charges consist of a $426 million goodwill impairment charge and non-core charges of $30 million for the nine months ended September 28, 2012. There were $4 million of spin-off-related transaction costs for the nine months ending September 30, 2011.

Interest expense: During the third quarter of 2012, we borrowed $335 million under our Credit Facility in the form of a five-year term loan. We then distributed the $335 million to L-3 on the Distribution Date. The Credit Facility also provides us with $65 million revolving line of credit, $64 million of which was available as of September 28, 2012, with $1 million outstanding under letters of credit. For the nine months ended September 28, 2012, net interest expense under the Credit Facility was approximately $5 million. Prior to the Distribution Date, we had no debt and nominal interest expense. For the nine months ended September 28, 2012, we had a weighted average outstanding loan balance of $335 million, which accrued interest at a weighted average borrowing rate of approximately 5.8%.

Effective income tax rate: Our effective income tax rate for continuing operations before discrete items including a goodwill impairment charge was 39.2% and 39.1% during the nine months ended September 28, 2012 and September 30, 2011, respectively. Our effective income tax rate including the impact of the impairment charge prior to discrete items was (6.5%) for the nine months ended September 28, 2012. Our effective income tax rate including the impact of the impairment charge after discrete items was (6.9)% for the nine months ended September 28, 2012. Income tax expense including discrete items and the goodwill impairment charge was $25 million for the nine months ended September 28, 2012 and $53 million for the nine months ended September 30, 2011. During the nine months ended September 28, 2012, we treated certain nondeductible spin-off-related transaction costs as discrete charges for income tax purposes, which resulted in $2 million of discrete income tax benefit.

Net loss attributable to Engility: Net loss attributable to Engility was $391 million for the nine months ended September 28, 2012, compared to net income attributable to Engility of $83 million for the nine months ended September 30, 2011. This decrease of $474 million was primarily due to a $426 million goodwill impairment charge and non-core charges of $30 million for the nine months ended September 28, 2012. There were $4 million of spin-off-related transaction costs for the nine months ended September 30, 2011.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to the totals. See Note 9 to the unaudited condensed consolidated and combined financial statements included herein for additional reportable segment data.

	Nine Months Ended
	September 28, 2012	September 30, 2011	Increase (decrease)
	(in thousands)
Revenue
Professional Support Services	$692,882	$837,490	$(144,608)
Mission Support Services	579,928	765,695	(185,767)
Elimination of intercompany revenue	(13,150)	(7,440)	(5,710)

Total	$1,259,660	$1,595,745	$(336,085)

Operating income
Professional Support Services	$46,310	$66,692	$(20,382)
Goodwill impairment charge for the Professional Support Services Segment	(386,237)	—	(386,237)
Mission Support Services	54,154	71,924	(17,770)
Goodwill impairment charge for the Mission Support Services Segment	(40,199)	—	(40,199)

Segments total	(325,972)	138,616	(464,588)
Spin-off-related transaction, realignment and legal settlement costs	(30,089)	(3,700)	26,389

Total	$(356,110)	$134,916	$(491,026)

Operating margin
Professional Support Services	(49.1)%	8.0%	(57.1)%
Mission Support Services	2.4	9.4	(7.0)

Segment total	(25.9)	8.7	(34.6)
Spin-off related transaction costs	(2.4)	(0.2)	(2.2)

Total	(28.3)%	8.5%	(36.8)%

Professional Support Services

PSS revenue for the nine months ended September 28, 2012 was $693 million, a decrease of $145 million, or 17%, compared to $837 million for the nine months ended September 30, 2011. The decrease was primarily attributable to (i) $16 million in reduced demand for services on our major contracts supporting military efforts in Afghanistan and Iraq, which resulted from the drawdown of U.S. military forces in these countries, (ii) $43 million in reduced revenues tied to OCI constraints related to periods prior to the Distribution Date, and (iii) $85 million in other revenue reductions from contracts and task orders which ended after the third quarter of 2011.

PSS operating loss for the nine months ended September 28, 2012 was $340 million which includes a $386 million non-cash goodwill impairment charge. This compares to operating income of $67 million for the nine months ended September 30, 2011. Operating profit (loss) and margin were impacted by (i) the $386 million goodwill impairment charge, (ii) a reduction in revenue and operating profit due to reduced demand for services on our major contracts supporting military efforts in Afghanistan and Iraq, and (iii) other contract and task orders that ended after the third quarter of 2011.

Mission Support Services

MSS revenue for the nine months ended September 28, 2012 was $580 million, a decrease of $186 million, or 24%, compared to $766 million the nine months ended September 30, 2011. This decrease was primarily attributable to (i) $135 million in reduced demand for services on our major contracts supporting military efforts in Afghanistan and Iraq, which resulted from the drawdown of U.S. military forces in these countries, (ii) $74 million from other revenue reductions on continuing contracts and (iii) $29 million of revenue reductions from contracts and task orders which ended after the third quarter of 2011, offset by $53 million in revenue from new contracts.

MSS operating income for the nine months ended September 28, 2012 was $14 million, and includes a $40 million non-cash goodwill impairment charge. This compares to operating income of $72 million for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Generally, our largest use of cash is for working capital, primarily our customer receivables. Our businesses have very low capital intensity because we are primarily a services provider with most of the services performed at customer facilities.

Following our spin-off from L-3, our primary cash needs have been and we expect will continue to be for working capital (primarily our customer receivables), capital expenditures, debt service, commitments, and strategic investments. Our ability to fund our capital needs will depend on our ongoing ability to generate cash from operations and maintain access to bank financing and the capital markets. Our ability to forecast future cash flows is more limited because we do not have a recent operating history as an independent company and depends on our future financial performance and financial results, which may be subject to general economic, financial, competitive, legislative and regulatory factors beyond our control. We currently believe that our cash from operations, together with our cash on hand, and available borrowings under the Credit Facility (described below under “— Credit Facility”) are adequate to fund our cash needs for the foreseeable future. If, however, our future cash flows from operations are less than we expect, we may need to incur additional debt or issue additional equity. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: restrictions contained in our debt covenants as to future indebtedness, our performance and prospects, our credit ratings or absence of a credit rating, the liquidity of the overall capital markets, and the current state of the economy. Such financing may not be available to us on acceptable terms or available at all.

As of September 28, 2012, our outstanding principal balance under the Credit Facility was $335 million, consisting of the term loan, and our availability under the revolving credit facility was $64 million (including outstanding letters of credit).

Statement of Cash Flows

The table below provides a summary of our cash flows from operating, investing, and financing activities for the periods indicated.

	Nine Months Ended
	September 28, 2012	September 30, 2011	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$43,979	$163,761	$(119,782)
Net cash used in investing activities	(1,036)	(3,862)	2,826
Net cash used in financing activities	(37,556)	(160,305)	122,749
Net cash provided by discontinued operations	—	4,361	4,361
Net increase in cash and cash equivalents	$5,387	$3,955	$1,432

Operating Activities

We generated $44 million of cash from operating activities during the nine months ended September 28, 2012, a decrease of $120 million, compared with $164 million of cash from operating activities generated during the nine months ended September 30, 2011. Net income (loss) from continuing operations plus non-cash charges decreased by $54 million for the nine months ended September 28, 2012, compared to the nine months ended September 30, 2011 principally due to a decrease in net deferred tax liabilities and reduced net income to Engility. The change in our accounts receivable balances used an additional $20 million of cash as compared to the nine months ended September 30, 2011. The change in other current assets used an additional $23 million of as compared to the same period in 2011. The changes in accounts payable and accrued employment costs used an additional $10 million of cash for the nine months ended September 28, 2012 compared to the nine months ended September 30, 2011 due to the timing of when invoices for purchases were received and payments were made. The change in accrued expenses provided $28 million of cash for the nine months ended September 28, 2012. The change in advanced payments and billings in excess of costs used an additional $29 million of cash for the nine months ended September 28, 2012 compared to the nine months ended September 30, 2011 due to payments received for certain contracts. The change in other liabilities used an additional $11 million of cash for the nine months ended September 28, 2012 compared to the nine months ended September 30, 2011.

Investing Activities

During the nine months ended September 28, 2012, capital expenditures were $2 million compared to $4 million during the nine months ended September 30, 2011.

Financing Activities

Prior to the spin-off, cash used in financing activities primarily represents transactions between us and L-3 and are considered to be effectively settled for cash at the time the transaction is recorded. The components of these transactions (or transfers) include: (i) cash transfers from us to L-3, (ii) cash transfers from L-3 used to fund our requirements for working capital, capital expenditures and commitments, (iii) charges (benefits) for income taxes, (iv) allocations of L-3’s corporate expenses described in Note 5 to the unaudited condensed consolidated and combined financial statements included herein and (v) revenue and purchases from L-3’s businesses. For the nine months ended September 28, 2012, the net amount of cash transferred to L-3 prior to the spin-off was approximately $26 million.

Financing activities for the period from July 17, 2012 to September 28, 2012 consisted of borrowings under the Credit Facility of $347 million, $335 million of which was distributed to L-3 in connection with the spin-off and the remaining $12 million was used to pay debt issuance expenses in connection with Credit Facility.

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

Maturity, Interest Rate and Fees. The loans under the Credit Facility are due and payable on July 17, 2017 and bear interest at a rate per annum equal to an applicable margin, plus, at our option (other than with respect to swingline loans, which must be base rate loans), either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.5%, (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs which shall not be less than 1.25%, plus 1.00% and (4) 2.25% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs which shall be no less than 1.25%. The applicable margin for borrowings under the Credit Facility is 3.50% with respect to base rate borrowings and 4.50% with respect to LIBOR borrowings. As of September 28, 2012, we accrued interest at an annual rate of 5.8%.

Amortization and Final Maturity. Beginning in 2013, we will be required to make scheduled quarterly payments each quarter equal to 3.75% of the original principal amount of the term loan, or approximately $12.6 million per quarter, with the balance to be due and payable on the fifth anniversary of the closing date, July 17, 2017. There is not expected to be scheduled amortization under the revolving portion of the Credit Facility. Any principal amount outstanding under the revolving portion of the Credit Facility is due and payable in full on the fifth anniversary of the closing date, July 17, 2017.

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

Covenants and Events of Default. The Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability and the ability of Engility Corporation and its subsidiaries to incur additional indebtedness; pay dividends on their capital stock or redeem, repurchase or retire their capital stock or their other indebtedness; make investments, loans and acquisitions; create restrictions on the payment of dividends or other amounts by Engility Corporation’s subsidiaries to Engility Corporation or to any guarantor; engage in transactions with Engility Corporation’s affiliates; sell assets; materially alter the business Engility Corporation conducts; consolidate or merge; incur liens; and prepay or amend subordinated or unsecured debt. Engility Holdings, Inc. is also subject to a passive holding company covenant that limits its ability to engage in certain activities. In addition, the Credit Facility requires Engility Corporation to comply with a minimum consolidated debt service coverage ratio financial maintenance covenant of no less than 1.25:1.00 and a maximum consolidated leverage ratio financial maintenance covenant of no greater than 3.50:1.00, with step-downs to 3.25:1.00 in 2013 and 3.00:1.00 in 2014, for the fiscal quarters ending June 30, 2013 and June 30, 2014, respectively, each to be tested on the last day of each fiscal quarter. The Credit Facility also contains customary provisions relating to events of default.

As of September 28, 2012, we were in compliance with the covenants under the Credit Facility and the principal amount outstanding under the Credit Facility was $335 million, consisting of the term loan. Our availability under the revolving credit facility was $64 million as of September 28, 2012, with $1 million outstanding under letters of credit.

During the third quarter of 2012, we had a weighted average outstanding loan balance of $335 million, which accrued interest at a weighted average borrowing rate of approximately 5.8%. For the nine months ended September 28, 2012, we had a weighted average outstanding loan balance of $335 million, which accrued interest at a weighted average borrowing rate of approximately 5.8%.

Off Balance Sheet Arrangements

At September 28, 2012, we had no significant off-balance sheet arrangements.

Critical Accounting Policies

There have been no material changes to our critical accounting policies disclosed in the Information Statement.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), relating to our operations, results of operations, realignment plans and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: (a) the loss or delay of a significant number of our contracts; (b) a decline in or a redirection of the U.S. defense budget; (c) the Department of Defense’s wide-ranging efficiencies initiative, which targets affordability and cost growth; (d) the intense competition for contracts in our industry, as well as the frequent protests by unsuccessful bidders; (e) our indefinite delivery, indefinite quantity (IDIQ) contracts, which are not firm orders for services, and could generate limited or no revenue; (f) our government contracts, which contain unfavorable termination provisions and are subject to audit and modification; (g) the mix of our cost-plus, time-and-material and fixed-price type contracts; (h) our ability to attract and retain key management and personnel; (i) the impairment of our goodwill and other long-lived identifiable intangible assets, which represent a significant portion of the assets on our balance sheet; (j) changes in regulations or any negative findings from a U.S. Government audit or investigation; (k) current and future legal and regulatory proceedings; (l) risks associated with our international operations; (m) security threats and other disruptions; (n) U.S. federal income tax liabilities that relate to the distribution in the spin-off of Engility; (o) our ability to meet the financial reporting and other requirements to which we are now subject following the spin-off due to inadequate accounting and other management systems and resources; (p) our ability to achieve some or all of the benefits that we expect to achieve from the spin-off; (q) the reluctance of our customers, prospective customers and suppliers that may be uncertain as to our financial stability as a stand-alone entity to continue to do business with us; (r) our ability to achieve the expected benefits from our strategic realignment plan; (s) the level of indebtedness that we incurred in connection with the spin-off, our ability to comply with the terms of our debt agreements and our ability to finance our future operations, if necessary; (t) potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements as a result of the spin-off; and (u) the additional costs that we may incur as an independent company. For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in the Information Statement and Part II — Other Information, Item 1. Legal Proceedings included in this report. Forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, historical information should not be considered as an indicator of future performance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates for borrowings under our Credit Facility. A change of 1% in interest rates would have changed our interest expense and cash flow by approximately $1 million for the period from July 17, 2012 to September 28, 2012, the period for which we had outstanding borrowings under the Credit Facility.

We are subject to credit risks associated with our cash, cash equivalents, and accounts receivable. We believe that the concentration of credit risk with respect to cash equivalents is limited due to the high credit quality of these investments. We also believe that our credit risk associated with accounts receivable is limited as they are primarily with the U.S. Federal Government or prime contractors working for the U.S. Federal Government.

We have limited exposure to foreign currency exchange risk as the substantial majority of the business is conducted in U.S. dollars.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2012. Based upon that evaluation, our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of September 28, 2012, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 8 to our unaudited condensed consolidated and combined financial statements contained in this report and is incorporated by reference into this Item 1.

ITEM 1A.	RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The “Risk Factors” section of our Information Statement describes risk and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe that there have been any material changes to the risk factors previously disclosed in our Information Statement included in our Registration Statement on Form 10, as amended, filed with the SEC on June 27, 2012, except as set forth below.

We may not fully realize the anticipated benefits from the strategic realignment plan we announced in September 2012.

We announced and committed to a strategic realignment plan in September 2012, which is intended to streamline our organization and better align costs with our current business. This process will include reductions in our general and administrative workforce and a consolidation of our operations into a single operating segment, effective as of January 1, 2013. While we expect to realize future cost savings, operational efficiencies and other benefits as a result of the realignment, we may not achieve these anticipated benefits if we experience delays in this process or if other unforeseen events occur. Our ability to achieve these benefits is further subject to estimates and assumptions that are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. In addition, our planned workforce reductions could result in disruptions to our business if not managed properly, and could adversely impact our customer relationships. If we do not succeed in our realignment efforts, or if these efforts are more costly or time-consuming than expected, our business and results of operations may be adversely affected.

Goodwill represents a significant asset on our balance sheet and we may experience further impairments.

If we experience additional impairments in our goodwill, or if our other intangible assets become impaired, then we will be required to take further non-cash charges against earnings. In connection with the preparation of our third quarter 2012 financial statements, we recorded a non-cash impairment charge of $426 million following an interim test of our goodwill. While this charge had no impact on our business operations, cash balances or operating cash flows, it resulted in a significant loss from operations during the period. Following this charge, goodwill remains the largest asset on our balance sheet, with an aggregate balance of $478 million at September 28, 2012. Since goodwill impairment calculations are based on estimates, including external factors that are outside of our control such as future market and economic conditions, it is possible that we may need to take additional goodwill impairment charges in the future, including following our annual test of goodwill on November 30, 2012. Goodwill may be further impaired if the estimated fair value of one or more of our reporting units’ goodwill is less than the carrying value of the unit’s goodwill. We also perform an analysis of our intangible assets to test for impairment whenever events occur that indicate impairment could exist. Examples of such events are: significant adverse changes in the intangible asset’s market value, useful life, or in the business climate that could affect its value; a current-period operating or cash flow loss or a projection or forecast that demonstrates continuing losses associated with the use of the intangible asset; and a current expectation that, more likely than not, the intangible asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGILITY HOLDINGS, INC.

By:	/s/ Anthony Smeraglinolo
Anthony Smeraglinolo President and Chief Executive Officer

/s/ Michael J. Alber
Michael J. Alber Senior Vice President and Chief Financial Officer

Date: November 13, 2012

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

+10.1*	Master Supply Agreement, dated as of July 16, 2012, between L-3 Communication Corporation (as Seller) and Engility Corporation (as Buyer).

+10.2*	Master Supply Agreement, dated as of July 16, 2012, between L-3 Communication Corporation (as Buyer) and Engility Corporation (as Seller).

*31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32	Section 1350 Certification.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished electronically with this report.
+	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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