Form 10-K
period 2012-12-31
Engility Holdings, Inc.
filed 2013-03-21
CIK 1544229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35487

ENGILITY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-3854852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3750 Centerview Drive Chantilly, VA	20151
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 748-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐    No  ☒

As of June 28, 2012, the registrant’s common stock was not publicly traded.

As of March 1, 2013, there were issued and outstanding 16,836,470 shares of common stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 23, 2013 (Proxy Statement)	Part III

ENGILITY HOLDINGS, INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Engility Holdings, Inc. contains forward-looking statements, including, without limitation, in the sections titled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, benefits resulting from our separation from L-3 and organizational realignment, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: (a) the loss or delay of a significant number of our contracts; (b) a decline in or a redirection of the U.S. defense budget; (c) the Department of Defense’s wide-ranging efficiencies initiative, which targets affordability and cost growth; (d) the intense competition for contracts in our industry, as well as the frequent protests by unsuccessful bidders; (e) our indefinite delivery, indefinite quantity (IDIQ) contracts, which are not firm orders for services, and could generate limited or no revenue; (f) our government contracts, which contain unfavorable termination provisions and are subject to audit and modification; (g) the mix of our cost-plus, time-and-material and fixed-price type contracts; (h) our ability to attract and retain key management and personnel; (i) the impairment of our goodwill, which represent a significant portion of the assets on our balance sheet; (j) changes in regulations or any negative findings from a U.S. government audit or investigation; (k) current and future legal and regulatory proceedings; (l) risks associated with our international operations; (m) information security threats and other information technology disruptions; (n) the level of indebtedness that we incurred in connection with the Spin-Off, our ability to comply with the terms of our debt agreements and our ability to finance our future operations, if necessary; (o) U.S. federal income tax liabilities that relate to the distribution in the Spin-Off of Engility; (p) our ability to meet the financial reporting and other requirements to which we are now subject following the Spin-Off due to inadequate accounting and other management systems and resources; and (q) other factors set forth under the heading “Risk Factors” in this Annual Report. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.

You should not put undue reliance on any forward-looking statements in this Annual Report. These forward-looking statements speak only as of the date of this Annual Report and we do not have any intention or obligation to update forward-looking statements after we distribute this Annual Report.

PART I

Item 1.	BUSINESS

Overview

Engility Holdings, Inc., a Delaware corporation, supports the missions of our U.S. government customers by deploying our highly skilled workforce wherever and whenever they are needed. As a leading “pure play” provider of services, primarily to the U.S. government, we offer a broad range of systems engineering, training, program management, and operational support for the U.S. government worldwide. Our revenue is derived from a diverse mix of activities and services with no single program accounting for more than 10% of our revenue in 2012. For the year ended December 31, 2012, we had revenue of $1.66 billion, 99% of which was derived from our U.S. government customers.

Prior to our Spin-Off in July 2012, as further described below, Engility Holdings was a subsidiary of L-3 Communications Holdings, Inc. As used in this report, (i) references to “Engility Holdings,” “Engility,” “the Company,” “we,” “us” or “our” refer to Engility Holdings, Inc. and its subsidiaries and (ii) references to “L-3” refer to L-3 Communications Holdings and its subsidiaries (which excludes Engility after the Spin-Off).

Engility, through its predecessors, has provided mission critical services to the U.S. government for over four decades. Our customers include the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Agency for International Development (USAID), U.S. Department of State (DoS), Federal Aviation Administration (FAA), Department of Homeland Security (DHS), and foreign governments. We attribute the current strength of our customer relationships to our singular focus on services, our strong capabilities in program planning and management, superior past performance, and the experience of our people and their commitment to our customers’ missions. As of December 31, 2012, we employed approximately 7,800 individuals globally and operated in over 40 countries. We are led by an experienced executive team, which is composed of industry and government veterans.

We operate in two segments: Professional Support Services and Mission Support Services. Our Professional Support Services segment provided Systems Engineering and Technical Assistance (SETA) services, program management support and software engineering lifecycle sustainment and support services. The Professional Support Services segment had 2012 revenue of $905 million. Through our Mission Support Services segment, we provided capabilities such as defense related training, education and support services, law enforcement training, national security infrastructure and institutional development. The Mission Support Services segment had 2012 revenue of $773 million. For additional information related to our business segments, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 11 to the Consolidated and Combined Financial Statements.

Effective upon our strategic realignment, which was completed in the first quarter of 2013, we realigned our business with core competencies in six key areas: (i) specialized technical consulting including international capacity development; (ii) program and business support services; (iii) engineering and technology lifecycle support; (iv) information technology modernization and sustainment; (v) supply chain services and logistics management; and (vi) training and education.

The Spin-Off

On July 17, 2012, L-3 completed the Spin-Off of Engility Holdings from L-3 through the distribution of 100% of the common stock of Engility Holdings to stockholders of L-3 (the Spin-Off). Following the Spin-Off, Engility Holdings retained the SETA, training and operational support services businesses that were previously part of L-3’s Government Services segment.

The Spin-Off was effected through a distribution of Engility Holdings common stock to L-3’s stockholders of record as of the close of business on July 16, 2012. Each holder of L-3 common stock received one share of Engility Holdings common stock for every six shares of L-3 common stock held on the Record Date. The Spin-Off was completed pursuant to a Distribution Agreement between Engility Holdings and L-3, along with several other agreements related to the Spin-Off, including an Employee Matters Agreement, a Tax Matters Agreement, a Transition Services Agreement and two Master Supply Agreements. These agreements govern the relationship between Engility Holdings and L-3 following the Spin-Off and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided by L-3 to Engility Holdings. We paid $335 million as a cash dividend to L-3 on the Distribution Date. Our Registration Statement on Form 10 was declared effective by the SEC on July 2, 2012.

On July 18, 2012, after completion of the Spin-Off, our common stock began “regular-way” trading on the New York Stock Exchange on July 18, 2012 under the symbol “EGL.”

On July 17, 2012, we entered into a senior secured credit agreement (the Credit Facility) that provides for total aggregate borrowings of $400 million under a $335 million senior secured term loan facility and a $65 million senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto. In addition, the Credit Facility permits our subsidiary Engility Corporation, as the borrower, to request additional uncommitted incremental facilities in an aggregate principal amount of up to $35 million. On this same date, we borrowed $335 million under the term loan facility, which we paid to L-3 as a cash dividend. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility.” As of December 31, 2012, we had $335 million outstanding under our term loan facility, and $64 million of available borrowings under our revolving credit facility (net of outstanding letters of credit).

Strategic Realignment

In the first quarter of 2013, we completed the strategic realignment of our organizational structure and the streamlining of our operations, which we first announced in September 2012. We undertook these actions in order to create a business that is more agile, customer-focused and price competitive, and to enable us to maintain and grow our business in a competitive marketplace that is sensitive to U.S. government spending conditions. The primary accomplishments of this strategic realignment were to:

•	Remove excess administrative and management layers and cost, going to market as a single company with a customer-focused operational structure. Our strategic realignment reduced our indirect workforce by approximately 40%;

•	Provide responsive and cost-effective support for our customers through a centralized infrastructure; and

•	Foster a collaborative culture that enhances the ability of our highly skilled workforce to work hand-in-hand with our customers towards their mission success.

We incurred total charges relating to the realignment of $8 million in 2012, inclusive of employee separation costs. For additional information related to our strategic realignment, see Note 14 to the Consolidated and Combined Financial Statements in this Form 10-K.

Our Business Strategy

Our business strategy is to be the long-term partner of choice for our customers’ service needs. Our broad portfolio of service offerings extends from highly technical consulting and research to mission-focused staffing and subject matter experts. We are the partner of choice for many customers based on our strong record of past performance, which is driven by our ability to deploy our highly skilled workforce whenever and wherever they are needed. In the current challenging budget environment, we expect to differentiate ourselves by providing the expertise and experience required by our government customers in the most cost-effective manner.

Our strategy is anchored by five key objectives: (1) focus our new business efforts on U.S. and global policy mission and program priorities; (2) maintain our positions in enduring customer missions and programs by continuing to deliver superior results to our customers; (3) drive organic growth by providing our full lifecycle of capabilities to our current and potential new customers; (4) expand our market share in current and new customers by winning services work that we have previously been unable to pursue as part of L-3 due to organizational conflict of interest (OCI) and other constraints; and (5) catalyze our growth by building strong teaming relationships and selectively pursuing acquisition opportunities.

•	Focus our new business efforts on U.S. and global policy mission and program priorities. We play important roles in assisting our customers to achieve their objectives in several priority mission areas. Our technical consultants and service offerings support a number of U.S. federal agencies. Our personnel assist with current and future missions in such areas as climate change, international capacity development, air traffic management, intelligence, asymmetric threats, chemical, biological, radiological, nuclear and explosives (CBRNE) deterrence, emergency preparedness and response, non-kinetic warfare tactics, techniques and procedures, command, control, communications, computing, intelligence, surveillance and reconnaissance (C4ISR) technology sustainment, information technology modernization, modeling and simulation, and training and education. We expect to continue to focus our new business efforts in these areas as we believe they will remain a high priority for our customers.

•	Maintain our positions in enduring customer missions and programs. We are focused on maintaining strong customer relationships, performance, and price competitiveness amidst increasing market pressures. Our 40-year history of services and support within our customer base provides the foundation from which we can grow.

•	Drive organic growth by providing our full lifecycle of capabilities to our current and potential new customers. Our organic business development strategy is based upon our ability to build on our existing customer relationships and government-wide or agency-specific contract vehicles in order to expand our role with customers across the full spectrum of our services.

•	Expand market share in current and new customers by winning services work that we have previously been unable to pursue. As a “pure-play” service provider, we are now able to pursue program support and engineering business, unconstrained by OCI restrictions that existed when we were a business unit within L-3. In addition, we believe that the efficiencies created by the strategic realignment of our organization will allow us to more effectively compete for new opportunities with a cost-structure that is aligned to the budgetary constraints of our customers.

•	Catalyze our growth by building strong teaming relationships and selectively pursuing acquisition opportunities. We are focused on supplying the best expertise and talent to our customers’ missions. Our customers’ priorities are paramount, and while we believe we offer a substantial set of capabilities, our teaming partners also bring key expertise and relationships. In addition to peers and companies with specialized qualifications or technology, we recognize the highly valuable roles that small businesses play in the government services market and actively team with them across our portfolio. Finally, while our organic strategy is focused on expanding our capabilities with current and adjacent missions and customers, we will also selectively pursue avenues such as acquisitions that could provide catalysts for growth in both new markets and our core business.

Our business operations form the foundation for success in executing these objectives. We have streamlined our general, administrative, and overhead costs in order to be price competitive as we provide highly skilled individuals to meet our customers’ needs. We have implemented a consolidated, cross-company business development architecture and set of processes that we believe showcase the strength of our combined entity in competitions. Our business strategy is enabled by a clear focus on continuous improvement of the performance of our staff and teams and the recruitment of qualified personnel.

Our Strengths

As a leading government service provider, we and our predecessor companies have provided mission-critical services to U.S. government departments and agencies for over four decades. Our competitive strengths are derived from combining our diverse portfolio of capabilities, with operating efficiency and a sophisticated understanding of our markets and customers’ needs. Our core strengths include:

•	Proven Performance and Customer Trust. Long term success in the services business is not possible without the trust and confidence of our customers, which is primarily based on past program performance and close working relationships. For over four decades, our employees and ideas have contributed to the success of the U.S. military’s and other government agencies’ missions around the world. The majority of our employees work side-by-side with their government counterparts at customer locations in the United States and around the world, thus developing those critical working relationships.

•	Efficient Business Model. Following the completion of our strategic realignment in the first quarter of 2013, we now operate as a single integrated company. We streamlined our organization and cost structure to proactively address the realities of the U.S. government’s constrained budget environment. We believe that our realignment not only improved our organizational efficiency but also increased our competitive position in the market. As a result, we believe we are now able to offer our customers highly skilled individuals at a lower total cost than many of our peer companies.

•	Breadth of Service Offerings. We are one of the largest “pure-play” U.S. government service providers offering a wide breadth of capabilities to our customers. Our approximately 7,000 professionals that provide direct services to our customers have deep domain expertise in specialized technical consulting, program and business support services, IT modernization and sustainment, supply chain services and logistics management, and training and education. Further, our culture of performance enables us to rapidly respond to our customers’ immediate and unforeseen requirements.

•

Diverse Base of Business. As of December 31, 2012, we had over 1,300 active customer contracts and task orders in more than 40 countries. We have access to task orders on a large number of U.S. government-wide acquisition and indefinite delivery, indefinite quantity (IDIQ) contract vehicles. We also have strong teaming relationships with our industry peers, which allow us access to numerous other contract vehicles. In addition, our business is composed of an increasingly wide range of service offerings, which enables us to capitalize on both demand and funding from our customer base. For the year ended December 31, 2012, our ten largest contracts represented approximately 38% of our consolidated revenue and no single contract accounted for more than 10% of our consolidated revenue. We generate 70% of our revenue as a prime contractor.

•	Attractive Business Dynamics. As a leading government services provider, we benefit from strong operating cash flows, low capital expenditure requirements and a large addressable market. During the fiscal year ended December 31, 2012, we generated $32 million in cash flow from operations, which included cash payments of $17 million in transaction-related-spin-off costs, $8 million in realignment expenses, and $5 million in legal settlement costs. In 2012, our capital expenditures totaled $2 million. Combined with our low fixed cost structure, we believe this provides us with a substantial degree of operating and financial flexibility. In addition, our addressable market increased as a result of our Spin-Off, as we now are able to pursue business opportunities that previously were constrained from us as a result of OCI and other restrictions.

•	Experienced Team with Deep Industry and Market Knowledge. Crucial to our success is the composition, commitment and the experience of our workforce, which possesses a comprehensive understanding of the operating environment of our core customers. Our senior leadership structure is aligned with the perspectives, strategies and priorities of our primary customers. Collectively, our executives have an average of 33 years of industry, military or government experience, often at the most senior levels. In addition, our understanding of our customers’ operating environment, strategic objectives and tactical requirements facilitates our ability to plot a strategic approach to expand our share of the government services market.

Our Service Offerings

Overview

We support our customers with a wide range of specialized technological and mission expertise. Our portfolio of offerings reflects a continuum or “lifecycle” of capabilities that aligns with how and what our customers buy in terms of services. Our offerings include: specialized technical consulting; program and business support services; engineering and technology lifecycle support; information technology modernization and sustainment; supply chain services and logistics management; and training and education.

Specialized Technical Consulting

We partner with our customers to provide them with expertise, analysis, planning, and operational capability in support of global security and U.S. foreign policy missions and priorities. Our projects range from small teams supporting specific technology research and analysis, to more extensive, leading-edge policy and operational implementation. We support a diverse set of customers as they execute complex missions and contend with ever-evolving strategic and tactical requirements. Examples of our current policy and mission focus areas include:

•	Global Climate Change: We provide subject matter experts and technical analysis to USAID in support of policy development, regulatory reform, global monitoring, capacity building and project planning. We work with USAID and in-country partners to anticipate and reduce the impacts of climate change by assessing potential environmental effects, and investigating clean and renewable energy sources in the power and transportation sectors.

•	International Capacity Development: We work with USAID to provide comprehensive, integrated programs that help organizations, institutions, and governments develop the capacity to fulfill their oversight and governance functions. Areas of expertise range from development of international economies, to ethnic conflict, to food stability, to anti-corruption and strategic communications. Specific projects include the Pakistan Power Distribution Improvement Program and Kyrgyzstan Transition Initiative.

•	Transportation Systems: We provide expert research, analysis, and subject matter expertise at the U.S. Department of Transportation’s Volpe Transportation Center and the FAA in support of the NextGen Air Traffic Management System.

•	Asymmetric Threats: We develop and provide analytical, operational, and technical exploitation expertise to the U.S. military in support of counter-improvised explosive device missions, explosive ordnance disposal tactics, techniques and procedures, and emerging asymmetric threats in counter-insurgency and counter-terrorism environments.

•	CBRNE: We work closely with the U.S. Defense Threat Reduction Agency (DTRA) conducting innovative research to counter the spectrum of CBRNE weapons, providing vulnerability analysis, consequence management, and task force support.

•	Emergency Preparedness & Response: We provide emergency administration and planning for several Federal agencies, including the U.S. Housing and Urban Development Agency, the U.S. Food and Drug Administration, the Federal Emergency Management Agency (FEMA), and selected states in FEMA Regions. Internationally, we work closely with USAID in Costa Rica on disaster response planning, operations, and training.

Program and Business Support Services

We offer a range of program and business support services that enable our customers to enhance their capabilities on a cost-effective basis and capitalize on specific expertise to better design, evaluate and implement their programs simultaneously. Our personnel assist customer program offices to develop and analyze requirements, perform analysis of alternatives, conduct capability assessments, develop program roadmaps, and accomplish core business processes efficiently. Some examples of our work and customers include:

•	Acquisition Management Support. We partner with our customers to perform nearly all aspects of the system and product acquisition process, from pre-procurement planning through contract solicitation, award, administration and closeout. As a prime contractor on the Seaport-e contract vehicle, we support the U.S. Navy and U.S. Marine Corp on several programs in tactical product, CBRNE, and intelligence missions. Specific services include acquisition program management, pricing and contract management, data and knowledge management, and executive-level administration support.

•	Financial and Budget Analysis and Management. We support our customers’ programs with financial planning, budget analysis, programming and execution services. Our personnel assist in the preparation of project financial data and cost estimates including work breakdown structure development, resource assignment, and earned value management. For the TRICARE U.S. military health benefits program, we provide experienced subject matter experts to its Financial Operations division. Our functional areas of support include budget execution, financial database management and other planning activities.

•	Administrative Staffing and Business Process Outsourcing. We recruit, train, and provide experienced administrative and professional personnel across a variety of labor categories as part of several large-scale programs, providing long-term, cost-effective solutions in several specialized mission areas. For example, through our joint venture with AECOM Government Services, we provide long-term staffing, process implementation, and on-going reporting for the DoJ’s asset forfeiture program. In this role, we work side by side with U.S. Attorneys, the U.S. Federal Bureau of Investigation, the U.S. Marshalls Service, DHS, and the DoJ’s Bureau of Alcohol, Tobacco, Firearms, and Explosives.

Engineering and Technology Lifecycle Support

We provide engineering and technology support services to our customers throughout the acquisition and sustainment lifecycle of their specific programs. We support C4ISR, mission-specific systems, software, hardware, and platforms in a holistic manner. Our service offerings include systems engineering and integration, modeling and simulation, test and evaluation, software engineering and sustainment, hardware engineering and sustainment, and upgrade and modernization. These services reflect our customers’ requirements for specialized technical advice across the technology lifecycle, and include:

•	Systems Engineering and Integration. We apply technical expertise and underlying process discipline to the definition, implementation, integration and operation of a system. Our customers’ emphasis is on meeting system operational performance requirements over a planned lifecycle within cost and schedule constraints.

•	Modeling & Simulation. We provide specialized program, system and technology planning processes in an effort to predict performance and effectiveness. Our specific domain expertise and innovative approaches combine to create advanced laboratory and virtual environments necessary for conceptual, operational, technical, and investigative assessments.

•	Test and Evaluation. We perform all aspects of testing and analysis to compare systems and components against requirements and specifications. In support of these efforts, we develop test plans, test reports, engineering studies, and independent analyses to evaluate and/or validate various system design alternatives relative to effectiveness, cost, schedule, performance, reliability, interoperability, and other requirements.

•

Software Engineering and Sustainment. We provide a comprehensive approach to software engineering that encompasses all aspects of the software lifecycle. Our services include on-going design, maintenance, enhancement, and sustainment activities. Our nationwide and global software support footprint and organizational standard software process allows us to work consistently at Capability Maturity Model ® Integration Level 3 (CMMI Level 3) in support of our geographically dispersed customer base.

•	Hardware Engineering and Sustainment. We provide integration, engineering, prototyping, modification, and sustainment for products ranging from highly classified electronics to commercial off-the-shelf (COTS) hardware and associated systems.

•	Upgrade and Modernization. Many of the systems we support require fundamental upgrades and infusion with the latest technologies. Our teams’ technical acumen, institutional knowledge, and impartiality allow us to support our customers as they spiral or upgrade their C4ISR systems to next generation technologies.

Our involvement throughout the life of systems means that we provide the majority of these services at one point or another or as part of an integrated sustainment activity. Our customers include the U.S. Army Communications-Electronics Command (CECOM), Naval Air Systems Command, Missile Defense Agency, Naval Air Warfare Center – Weapons Division and National Aeronautics and Space Administration. Examples of systems and products that we support include the Distributed Common Ground Station, the U.S. Army’s premier intelligence, surveillance, and reconnaissance enterprise system; airborne electronic warfare technologies; avionics and system integration and maintenance for the U.S. Presidential helicopter fleet; tactical ground communications field maintenance; beyond line of sight communication range extension products and data link technologies; and multiple technologies at the Software Engineering Center in CECOM.

Information Technology Modernization and Sustainment

Our capabilities in information technology (IT) are primarily focused on project management, software development and integration, hardware and network implementation, and network and information security. We view IT as a primary enabler of our customers’ missions, operations, and back-office business processes. Our personnel and services are often procured through several large IDIQ contract vehicles, for which we are a prime contractor or have a close partnership as a subcontractor. Our areas of expertise are highlighted below:

•	Software Development and Integration. Utilizing our proven software development methodology, expertise in service-oriented architecture (SOA), and COTS integration processes, we support several large scale enterprise system implementations. For example, we provide a broad range of resources to support the implementation of the Veterans Business Management System (VBMS) through a contract with Space and Naval Warfare Systems Center (SPAWARSYSCEN) Atlantic.

•	Hardware and Network Implementation. We provide installation and integration services for COTS and mission-specific IT hardware and local network infrastructure. For the U.S. Navy’s Fleet Systems Engineering Team program, our highly skilled technicians install and maintain on-board networks, computer systems and other electronics. We support numerous other customers with site-specific network installation and computing and storage technology installation.

•	Network and Information Security. As part of our IT services, we often integrate embedded cyber-security technologies and support information assurance (IA) accreditation and forensics. We have DoD 8570.1 certified professionals with competencies that include designing and implementing network topology, IT infrastructure protection, risk management, contingency planning, vulnerability assessment, penetration testing, and certified hacking. Our technical personnel have been supporting the Naval Explosive Ordnance Disposal Technology Division (NAVEODTECHDIV) for both their IT and IA requirements, achieving multiple authorities to operate on individual systems as well as enclaves. We also provide information security expertise as part of our software development and integration services to the VBMS and GFEBS programs discussed above.

Supply Chain Services and Logistics Management

A critical component of our customers’ missions and product support lifecycles is the ability to manage, execute, and maintain their operations effectively and efficiently, often on a global scale. Our supply chain services and logistics management expertise provide our customers with logisticians and rapid response or long-term solutions for warehousing, asset management, kitting, shipping, and receiving. We frequently participate in integrated teams for various products, develop and execute logistics staffing plans and coordinate system evaluations. Examples of our offerings include:

•

Outsourced Supply Chain Services. We provide our customers staffing and support for large-scale, fully outsourced planning and implementation of materials and product procurement, integration, assembly and deployment. As a prime contractor on the DoS’s African Contingency Operations, Training, and Assistance (ACOTA) program, we provide a full spectrum of equipment and material supply, warehousing, kitting, and deployment services. For the DOJ’s International Criminal Investigative Training Program (ICITAP) program, we provide supplies, equipment and other materials required for international criminal justice development and reform missions.

•	Logistics Lifecycle Management: Our logistics subject matter experts support program offices and specific missions with advisory services, logistics planning, and logistics technology support. We assist the U.S. Army with system development and integrated logistics management processes for its Logistics Modernization Program and Transportation Information System Program. We also provide on-site logistics support to the U.S. Navy for several weapon systems including the Tomahawk missile program.

Training and Education

Training is critical in order to enable our customers to meet and overcome the challenges of a rapidly changing global environment. We support military, law enforcement, and other U.S. federal agencies with a wide range of training and education services. In developing countries across the world, we train individuals, teams, and institutions, and we assist in developing and implementing integrated training systems and programs.

We use the same rigorous methodology for training foreign militaries that we have helped develop and provide for the U.S. armed forces. We have trained defense institutions and militaries in numerous countries, including Bosnia, Croatia, Macedonia, Montenegro, Kuwait, Equatorial Guinea, Iraq, and Afghanistan. We have also been a leader in building effective training systems that enable foreign countries to assume full responsibility for training their militaries.

We also apply our training competencies to law enforcement and international capacity development missions. Our teams work in partnership with U.S. agencies and host countries to customize training programs that will be sustainable. Important areas of focus include: strategic and operational assessments and planning, organizational development, recruitment, administrative policies and procedures, foreign language requirements, project management, criminal investigations, forensics, and knowledge management systems. Our services fall into two major categories:

•	Outsourced Recruiting, Training, and Staffing Services. Our customers rely on us to provide qualified, vetted, and trained personnel in support of international missions. As the prime contractor on the Law Enforcement Professionals Program, we recruit and hire experienced law enforcement professionals worldwide to train U.S. and coalition forces and support rule of law implementation in post-conflict environments. In addition, as part of the ACOTA and ICITAP programs, we provide the U.S. government and foreign nationals with operation-specific training. Our expertise in rule of law, capacity development, and military operations provides our customers with assurance that we deeply understand their mission and therefore staffing requirements.

•	Mission-Specific Training and Education. We provide a variety of tailored training and education services that combine integrated learning solutions and in-depth subject matter expertise in live, virtual, and constructive training venues. We provide a full spectrum of training programs to host country security forces, special operations, and other military organizations in Afghanistan and Kuwait. We implement USAID’s on-going Program and Project Management Training program, which includes agency-wide training in project management, technical officer training, and strategic planning and project implementation. For the U.S. Army, we provide advanced training programs such as Survival, Evasion, Resistance, and Escape and Mine Detection Dog Course training, as well as more focused recruiting and educational programs for the Reserve Officer Training Corps (ROTC).

Our History

Engility Holdings, Inc., which was incorporated in Delaware in 2011, traces its roots to the earliest days and first service offerings of L-3, and back as far as 1969 for its foundational companies. Our foundational business entities within L-3 were L-3 Communications ILEX Systems, Inc. (founded in 1985; acquired in 1998), MPRI, Inc. (founded in 1987; acquired in 2000), Engineering and Economic Research, Inc. (founded in 1998; acquired in 2001) and The Titan Corporation (founded in 1969; acquired in 2005). In late 2007, these businesses were merged with several other L-3 subsidiaries, including SYColeman Corporation, Government Services, Inc. and MKI Systems, Inc. into L-3 Services, Inc., which was subsequently renamed as Engility Corporation. International Resources Group Ltd. was acquired by L-3 in 2008 and, following completion of the Spin-Off, became a subsidiary of Engility Holdings, Inc.

On July 17, 2012, L-3 completed the Spin-Off of Engility Holdings, Inc. from L-3, and Engility retained the SETA, training and operational support services businesses that were previously part of L-3’s Government Services segment.

Our Customers

The table below presents a summary of our 2012 revenue by end customer and the percent contributed by each to our total 2012 revenue.

	2012 Revenue	% of Total Revenue
	(in thousands)
Army	$594,808	36%
Navy/Marines	533,682	32%
Air Force	76,209	5%
Other Defense	41,873	3%

Total DoD	1,246,572	76%
Other U.S. Government	384,323	23%

Total U.S. Government	1,630,895	99%
Commercial & International	24,449	1%

Total sales	$1,655,344	100%

Direct revenue as a prime contractor represents approximately 70% of our consolidated revenue, and we are a subcontractor or supplier for the remaining 30%. Additionally, approximately 60% of our DoD sales for 2012 were direct to the customer, and approximately 40% were indirect through other prime system contractors and subcontractors of the DoD.

Our revenue is predominantly derived from providing services under contracts (revenue arrangements) with agencies of, and prime system contractors to, the U.S. government. Various U.S. government agencies and contracting entities exercise independent and individual purchasing decisions, subject to annual appropriations by the U.S. Congress. For the year ended December 31, 2012, our ten largest contracts generated 38% of our consolidated revenue.

We also have established relationships and programs with selected foreign governments that are approved by the U.S. government. These include countries on five continents.

Competition

We compete within the government services industry primarily against services-focused companies such as Booz Allen Hamilton, CACI, DynCorp, ManTech, and TASC; operating units of large multi-segment defense contractors and industry conglomerates including General Dynamics, Lockheed Martin, Northrop Grumman, Raytheon, AECOM, CSC, Exelis and Jacobs; as well as many other large and small entities depending on the expertise requirements of government customers.

Intense competition and long operating cycles are both key characteristics of our business and the government services industry. It is common in this industry for work on major programs to be shared among a number of companies. A company competing as a prime contractor may, upon ultimate award of the contract to another party, serve as a subcontractor for the ultimate prime contracting party. It is not uncommon to compete for a contract award with a peer company and, simultaneously, perform as a supplier to or a customer of such competitor on other contracts.

Our success in the competitive government services industry depends upon our ability to develop and market our services, as well as our ability to provide the people, planning and resource management, technologies and financial capacity needed to deliver those services with maximum efficiency. Services markets are generally more labor intensive and typically have shorter-duration contracts than many product-oriented markets. At the same time, the nature of most U.S. government programs and services, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not common in many industries. Our ability to successfully compete in the services marketplace depends on a number of factors; the most important of which is the capability to deploy skilled professionals at competitive prices across the diverse spectrum of these markets. Accordingly, we have implemented various workforce initiatives to ensure our success in attracting, developing and retaining sufficient resources to maintain or improve our competitive position within these markets.

Industry Trends

For information regarding certain key industry trends that impact our business, see the “Industry Trends” discussion in Part II. “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

Our employees are our most valuable resource. We are in continuous competition for highly-skilled professionals in virtually all of our business areas. The success and growth of our business is significantly correlated with our ability to recruit, train, promote and retain high quality people at all levels of the organization. As of December 31, 2012, we employed approximately 7,800 employees, approximately 20% of whom were located outside of the United States. We believe that relations with our employees are positive.

Backlog and Orders

On December 31, 2012, funded backlog was $856 million compared with $887 million at the end of 2011. Approximately 76% of funded backlog at December 31, 2012 is expected to be converted into revenue in 2013.

We define funded backlog as the value of funded orders received from customers, less the cumulative amount of revenue recognized on such orders. We define funded orders as the value of contract awards received from the U.S. government, for which the U.S. government has appropriated funds, plus the value of funded contract awards and orders received from customers other than the U.S. government. The table below presents our funded backlog, and funded orders for each of our reportable segments.

	Funded Backlog at December 31,		Funded Orders
	2012	2011	2012	2011
	(in millions)		(in millions)
Reportable Segment:
Professional Support Services	$397	$501	$867	$1,090
Mission Support Services	459	386	840	948
Consolidated	$856	$887	$1,707	$2,038

Our funded backlog does not include the full potential value of our contract awards, including those pertaining to multi-year, cost-plus type contracts, which are generally funded on an annual basis. Funded backlog also excludes the potential future orders and related revenue from unexercised priced contract options that may be exercised by customers under existing contracts and the potential future orders and related revenue of purchase orders that we may receive in the future under indefinite delivery, indefinite quantity contracts or basic ordering agreements during the term of such agreements.

Regulatory Matters

We serve as a prime contractor or major subcontractor for numerous U.S. government programs. As a result, we are subject to extensive regulations and requirements of the U.S. government agencies and entities which govern these programs, including with respect to the award, administration and performance of contracts under such programs. We are also subject to certain unique business risks associated with U.S. government program funding and appropriations and U.S. government contracts, and with supplying technologically advanced, cutting-edge defense-related services and products to the U.S. government.

U.S. government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government, agency-specific regulations that implement or supplement FAR, such as the DoD’s Defense Federal Acquisition Regulation Supplement and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, and the assessment of penalties and fines and lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. In addition, government contractors are also subject to routine audits and investigations by U.S. government agencies such as the Defense Contract Audit Agency (DCAA). These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of and a contractor’s compliance with its internal control systems and policies, including the contractor’s accounting, purchasing, government property, estimating, and related business systems.

U.S. government programs generally are implemented by the award of individual contracts and subcontracts. Congress generally appropriates funds on a fiscal year basis even though a program may extend across several fiscal years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The contracts and subcontracts under a program generally are subject to termination for convenience or adjustment if appropriations for such programs are not available or change. The U.S. government is required to equitably adjust a contract price for additions or reductions in scope or other changes ordered by it.

We are also involved in U.S. government programs which are classified by the U.S. government and cannot be specifically described in this Annual Report. The operating results of these classified programs are included in our financial statements. The business risks and considerations associated with these classified programs generally do not differ materially from those of our other U.S. government programs and products, and are subject to the same oversight and internal controls as other U.S. government programs.

We are subject to government regulations and contract requirements which may differ from U.S. government regulation with respect to our revenue from non-U.S. customers. Revenue and income from international operations and investments are subject to U.S. government laws, regulations and policies, including the International Traffic in Arms Regulations (ITAR) and the Foreign Corrupt Practices Act and export laws and regulations, as well as foreign government laws, regulations and procurement policies and practices, which may differ from U.S. government regulation, including import-export control, investments, exchange controls, repatriation of earnings and requirements to expend a portion of program funds in-country.

Contracts

Approximately 99% of our revenue is generated from programs (revenue arrangements) that require us to perform services that are not related to production of tangible assets and are covered by accounting standards for revenue arrangements with commercial customers. This revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectability is reasonably assured.

Generally, the sales price arrangements for our contracts are cost-plus, time-and-material, or fixed-price type. Commensurate with the greater levels of risk we assume on a fixed-price type contract, fixed-price type contract typically offers a higher profit margin potential than a cost-plus type or time-and-material type contract.

On a cost-plus type contract (revenue arrangement), we are paid our allowable incurred costs plus a profit which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels determined by our customers. Cost-plus type contracts with award fee provisions are our primary variable contract fee arrangement. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria. Revenue and profit on award fees are recorded when awarded by the customer.

On a time-and-material type contract (revenue arrangement), we are paid on the basis of direct labor hours expended at specified fixed-price hourly rates (that include wages, overhead, allowable general and administrative expenses and profit) and materials at cost.

Revenue for fixed-price service contracts that do not contain measurable units of work performed is generally recognized on a straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations fulfilled, in a different manner. Revenue for fixed-price service contracts that contains measurable units of work performed is generally recognized when the units of work are completed. Revenue for fixed-price type contracts covered by contract accounting standards is recognized using a ratio of actual cumulative costs incurred to total estimated costs at completion of the contract multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. A single estimated total profit margin is used to recognize profit. Losses on contracts are recognized in the period in which they become evident. The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made.

The table below presents the percentage of our total sales generated from each contract-type for the years ended December 31, 2012, 2011, and 2010.

	Year Ended December 31,
Contract-Type	2012	2011	2010
Cost-plus	48%	48%	39%
Time-and-material	26%	28%	36%
Fixed price	26%	24%	25%

Total sales	100%	100%	100%

Many of our cost-plus, time-and-material, and fixed price type contracts are task orders awarded through IDIQ type contracts. Revenue from IDIQ contracts was 67%, 81% and 80% of our revenue in 2012, 2011 and 2010, respectively. IDIQ contracts are typically awarded to multiple contractors and the award of an IDIQ contract does not represent a firm order for services. Generally, under an IDIQ contract, the government is not obligated to order a minimum of services or supplies from its contractor, irrespective of the total estimated contract value. Furthermore, under a multi-award IDIQ program, the customer develops requirements for task orders that are competitively bid against all of the contract awardees. However, many contracts also permit the government customer to direct work to a specific contractor.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to the combined totals. See Note 11 to the Consolidated and Combined Financial Statements for additional reportable segment data.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Revenue:
Professional Support Services	$905,320	$1,102,430	$1,176,865
Mission Support Services	772,928	978,106	1,223,575
Adjustments and Eliminations	(22,904)	(9,755)	(26,144)

Total revenue	$1,655,344	$2,070,781	$2,375,296

Operating income:
Professional Support Services	$(331,550)	$90,461	(52,334)
Mission Support Services	26,837	11,081	119,841
Adjustments and Eliminations	(24,205)	(9,101)	—

Total operating income	$(328,918)	$92,441	$67,507

Available Information

Our principal executive offices are located at 3750 Centerview Drive, Chantilly, Virginia 20151. Our telephone number is 703-748-1400. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports will be made available free of charge through the Investor Relations section of our website (http://www.engilitycorp.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Material contained on our website is not incorporated by reference into this report.

The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC located at http://www.sec.gov.

Item 1A.	RISK FACTORS

Our business, financial condition and results of operations are subject to various risks and uncertainties, including those described below and elsewhere in this Annual Report on Form 10-K. This section discusses factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties applicable to our business.

Risks Related to our Business

We face the following risks related to the general conditions and trends of the industry in which we operate:

We rely predominantly on contracts with U.S. government entities, and the loss or delay of a significant number of our contracts would have a material adverse effect on our results of operations and cash flows.

Our revenue is predominantly derived from providing services under contracts (revenue arrangements) with agencies of, and prime contractors to, the U.S. government. Although these various agencies and prime contractors are subject to common budgetary pressures and other factors, our customers exercise independent purchasing decisions. The loss or delay of all or a substantial portion of our revenue from our U.S. government customers would have a material adverse effect on our results of operations and cash flows. Approximately 99%, or $1.6 billion, of our revenue for the year ended December 31, 2012 was attributable directly or indirectly to U.S. government departments and agencies. Aggregate revenue from our ten largest contracts amounted to approximately $627 million, or 38%, of our revenue for the year ended December 31, 2012.

In addition to contract cancellations and declines in agency budgets, our backlog and future financial results may be adversely affected by:

•	curtailment of the U.S. government’s use of services providers, including curtailment due to government budget reductions and related fiscal matters; and

•	developments in Iraq or Afghanistan, or other geopolitical events that affect demand for our services.

Finally, the government services marketplace is characterized by contracts of shorter duration as compared to large productions and systems integration programs. Services contracts may, including options, extend to ten or fifteen years, but most usually last five years or less.

A decline in or a redirection of the U.S. defense budget could result in a material decrease in our revenue, results of operations and cash flows.

Our government contracts and revenue are primarily correlated and dependent upon the U.S. defense budget which is subject to the congressional budget authorization and appropriations process. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress in future fiscal years. DoD budgets are a function of several factors beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, changing national security and defense requirements, geo-political developments and actual fiscal year congressional appropriations for defense budgets. Any of these factors could result in a significant decline in, or redirection of, current and future DoD budgets and impact our future results of operations and cash flows.

In addition, if the existing statutory limit on the amount of permissible federal debt is not raised, we may be required to continue to perform for some period of time on certain of our U.S. government contracts even if the U.S. government is unable to fund or make timely payments. An extended delay in the timely payment of billings by the U.S. government would likely result in a material adverse effect on our financial position, results of operations and cash flows.

In August 2011, Congress enacted the Budget Control Act, or BCA, which, while raising the existing statutory limit on the amount of permissible federal debt, also committed the U.S. government to significantly reducing the federal deficit over ten years. The BCA established caps on discretionary spending through 2021, reducing federal spending by over $1 trillion over that period relative to the fiscal year (FY) 2012 Presidential budget submission and called for very substantial automatic spending cuts, known as “sequestration,” split evenly between defense and non-defense programs. In January 2013, Congress enacted the American Taxpayer Relief Act of 2012. It addressed a number of tax code provisions and certain spending issues, but left in place the sequester (although delaying its implementation to March 1, 2013) and did not address other fiscal matters such as the debt ceiling.

On February 13, 2012, the Obama Administration submitted its FY 2013 proposed budget (FY 2013 DoD Plan) to Congress which complies with the first phase of the BCA imposed spending cuts, but does not address the BCA sequestration cuts. The FY 2013 DoD Plan reduced DoD base budgets by $259 billion for FY 2013 to FY 2017, compared to the previously proposed budgets. Congress has not yet authorized or appropriated a FY 2013 DoD budget. Instead, Congress enacted a six-month Continuing Resolution Authority which funds the DoD until March 27, 2013, at levels similar to the DoD FY12 budget, however, the ultimate DoD FY 2013 budget must comply with the BCA sequestration provisions.

The Obama Administration’s proposed DoD FY 2014 budget, which was scheduled for release in February 2013, has been delayed to March 2013 or later, due to the ongoing debate between the Obama Administration and Congress about U.S. Federal government deficit reduction, including spending and revenue, debt levels and the BCA sequestration cuts.

In addition, if the existing statutory limit on the amount of permissible federal debt is not raised by May 19, 2013, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts even if the U.S. Government is unable to make timely payments. Furthermore, such limits could also potentially delay program/contract start dates in an effort to curb obligations until all debt negotiations are complete or the U.S. Government may issue a stop work order and later order the work to resume or may terminate the contract altogether. Any of these events would likely result in a material adverse effect on our financial position, results of operations and cash flows.

The declining DoD budgets are likely, in any event, to reduce funding for some of our revenue arrangements and will likely have a negative impact on our results of operations and cash flows. Additionally, the planned withdrawal of U.S. military forces from Afghanistan by the end of 2014 is expected to negatively impact our revenue related to supporting U.S. military operations in Afghanistan.

The DoD’s wide-ranging efficiencies initiative, which targets affordability and cost growth, could have a material effect on the procurement process and may adversely affect our existing contracts and the awards of new contracts.

The U.S. government has issued guidance regarding changes to the procurement process that is intended to control cost growth throughout the acquisition cycle by developing a competitive strategy for each program. As a result, we expect to engage in more frequent negotiations and re-competitions on a cost or price analysis basis with most competitive bids in which we participate. This initiative is organized into five major areas: affordability and cost growth; productivity and innovation; competition; services acquisition; and processes and bureaucracy. Because this initiative has significantly changed the way the U.S. government solicits, negotiates and manages its contracts, this initiative has resulted in a reduction in expenditures for services we provide to the U.S. government. In addition, the FY 2013 DoD Plan seeks reductions in contractor support services and consolidation of enterprise IT systems as part of an effort to achieve another $60 billion of efficiency savings over the five fiscal years FY 2013 through FY 2017. These initiatives may adversely affect our existing contracts and awards of new contracts and our results of operations and cash flow.

There is intense competition for contracts in our industry and awards are frequently protested by unsuccessful bidders. Thus, we may not be able to win competitively awarded contracts and, when we win, such awards may still be delayed or cancelled. Increased competition may reduce our revenue and require us to accept lower profit margins on our awarded contracts, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We may not be able to continue to win competitively awarded contracts at our historic levels. The markets in which our businesses operate are highly competitive and our government contracts are usually subject to competitive bidding. We expect increased competition because of the uncertainty of future U.S. defense and government service budgets. Furthermore, the current competitive environment has resulted in an increase of bid protests from unsuccessful bidders, which typically extends the time until work on a contract can begin and, in some cases, can result in cancellation of the protested contract award. Additionally, some of our competitors are larger than we are and have more financial and other resources than we have. In addition, the revenue and profit margins on our awarded contracts may not be sufficient to maintain our current levels of profitability. We are also subject to risks associated with the substantial time, effort and experience required to prepare bids and proposals for competitively awarded contracts that may not be awarded to us.

We believe the principal points of competition in our markets are price, performance, reliability and responsiveness, domain knowledge, and reputation. Maintaining and improving our competitive position will require continued investment by us in marketing, customer service and support. We may not be successful in maintaining our competitive position. Our competitors may develop more efficient or effective methods of providing services or may adapt more quickly than we do to evolving customer requirements. Additionally, increased competition could increase pricing pressures resulting in margin decline to stay competitive. Failure to continue competing successfully could adversely affect our business, financial condition, results of operations and cash flow.

Our indefinite delivery, indefinite quantity (IDIQ) contracts are not firm orders for services, and we may generate limited or no revenue from these contracts which could adversely affect our operating performance.

Revenue from IDIQ contracts was 67%, 81% and 80% of our revenue in 2012, 2011 and 2010, respectively. IDIQ contracts are typically awarded to multiple contractors and the award of an IDIQ contract does not represent a firm order for services. Generally, under an IDIQ contract, the government is not obligated to order a minimum of services or supplies from its contractor, irrespective of the total estimated contract value. Furthermore, following an award under a multi-award IDIQ program, the customer develops requirements for task orders that are competitively bid against all of the contract awardees. However, many contracts also permit the government customer to direct work to a specific contractor. Notwithstanding our cost reduction measures and strategic realignment, we may not win new task orders under these contracts for various reasons, including price, past performance and responsiveness, among others, which would have an adverse effect on our operating performance and may result in additional expenses and loss of revenue. There can be no assurance that our existing IDIQ contracts will result in actual revenue during any particular period or at all.

Our government contracts contain unfavorable termination and suspension provisions and are subject to audit and modification. If a termination or suspension right is exercised by the government, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Companies engaged primarily in supplying defense-related services to U.S. government agencies are subject to certain industry specific risks including the ability of the U.S. government to unilaterally:

•	terminate existing contracts;

•	reduce the value of existing contracts;

•	audit our contract-related costs and fees, including allocated indirect costs;

•	control and potentially prohibit the export of our services and associated products; and

•	suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations.

All of our U.S. government contracts can be terminated by the U.S. government either for its convenience or if we default by failing to perform under the contract. Termination for convenience provisions provide only for our recovery of costs incurred or committed settlement expenses and profit on the work completed prior to termination. Termination for default provisions provide for the contractor to be liable for excess costs incurred by the U.S. government in procuring undelivered items from another source and could damage our reputation, and impair our ability to compete for future contracts. Our contracts with foreign governments generally contain similar provisions relating to termination at the convenience of the customer.

U.S. government agencies, including the Defense Contract Audit Agency (DCAA) and various agency Inspectors General, routinely audit and investigate our costs and performance on contracts, as well as our accounting, business systems and general business practices. Based on the results of such audits, the U.S. government may reduce our contract related costs and fees, including allocated indirect costs. In addition, under U.S. government purchasing regulations, some of our costs, including certain business acquisition costs, certain legal costs, most financing costs, and certain marketing expenses may not be reimbursable under U.S. government contracts.

Our results of operations and cash flows are substantially affected by our mix of cost-plus, time-and-material and fixed-price type contracts.

Our revenue is transacted using written revenue arrangements, or contracts, which are generally cost-plus, time-and-material, or fixed-price. For a description of our revenue recognition policies, see Note 1 to our Consolidated and Combined Financial Statements.

On a cost-plus type contract (revenue arrangement), we are paid our allowable incurred costs plus a profit which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels determined by our customers. Cost-plus type contracts with award fee provisions are our primary variable contract fee arrangement. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria.

On a time-and-material type contract (revenue arrangement), we are paid on the basis of direct labor hours expended at specified fixed-price hourly rates (that include wages, overhead, allowable general and administrative expenses and profit) and materials at cost.

On a fixed-price type service contract (revenue arrangement), we agree to perform the contractual statement of work for a predetermined sales price. Although a fixed-price type contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased costs may reduce our profit or cause us to sustain losses on the contract. This may result in greater risk to our business than under a cost-plus type and time-and-material type contracts where we generally do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts.

If we are unable to attract and retain key management and personnel, we may become unable to operate our business effectively.

Our future success depends to a significant degree upon the continued contributions of our management, and our ability to attract and retain highly qualified management and technical personnel, including employees who have U.S. government security clearances, particularly clearances of top-secret and above. We do not maintain any key person life insurance policies for members of our management. We face competition for management and technical personnel from other companies and organizations. Failure to attract and retain such personnel would damage our future prospects.

Goodwill represents a significant asset on our balance sheet and we may experience further impairments.

If we experience additional impairments in our goodwill, or if our other intangible assets become impaired, then we will be required to take further non-cash charges against earnings. In connection with the preparation of our third quarter 2012 financial statements, we recorded a non-cash impairment charge of $426 million following an interim test of our goodwill. While this charge had no impact on our business operations, cash balances or operating cash flows, it resulted in a significant loss from operations during the period. Following this charge, goodwill remains the largest asset on our balance sheet, with an aggregate balance of $478 million at December 31, 2012. Since goodwill impairment calculations are based on estimates, including external factors that are outside of our control such as future market and economic conditions, it is possible that we may need to take additional goodwill impairment charges in the future. Goodwill may be further impaired if the estimated fair value of one or more of our reporting units’ goodwill is less than the carrying value of the unit’s goodwill. We also perform an analysis of our intangible assets to test for impairment whenever events occur that indicate impairment could exist. Examples of such events are: significant adverse changes in the intangible asset’s market value, useful life, or in the business climate that could affect its value; a current-period operating or cash flow loss or a projection or forecast that demonstrates continuing losses associated with the use of the intangible asset; and a current expectation that, more likely than not, the intangible asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

As a U.S. government contractor, we are subject to a number of procurement regulations and could be adversely affected by changes in regulations or any negative findings from a U.S. government audit or investigation.

U.S. government contractors must comply with many significant procurement regulations and other requirements. These regulations and requirements, although customary in government contracts, increase our costs of compliance and, commensurately, the cost of performance. If any such regulations or procurement requirements change, our costs of complying with them could increase and reduce our margins.

We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies such as the DCAA and Defense Contract Management Agency. These agencies review our performance under our contracts, our cost structure, our incurred costs and our compliance with applicable laws, regulations and standards, as well as the adequacy of, and our compliance with, our internal control systems and policies. As a result of our multiple historical business acquisitions, we currently have eight former business units that could be subject to DCAA audit, going back as far as 2002 for certain of these business units. Systems that are subject to review include, but are not limited to incurred cost audits, our accounting systems, purchasing systems, billing systems, property management and control systems, cost estimating systems, compensation systems and management information systems. Any costs found to be unallowable or improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension, or prohibition from doing business with the U.S. government. Whether or not illegal activities are alleged, the U.S. government also has the ability to decrease or withhold certain payments when it deems business systems subject to its review to be inadequate or if it believes it is in the government’s best interests during the pendency of a dispute. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

Effective January 1, 2013, we implemented a strategic realignment that included material changes in our cost structure. Changes in cost accounting practices are subject to a required procedure for determining the cost impact of any accounting changes. The federal government is generally protected from paying increased costs resulting from a contractor’s accounting changes. Were the government to require further changes to our cost structure, it could have a material adverse effect on our financial position, results of operations, or cash flows.

We are also, from time to time, subject to U.S. government investigations relating to our operations, and we are subject to or expected to perform in compliance with a vast array of federal laws and regulations, including but not limited to the Truth in Negotiations Act, the False Claims Act, the Procurement Integrity Act, Cost Accounting Standards, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act and the Foreign Corrupt Practices Act. An indictment of the Company by a federal grand jury, or an administrative finding against us as to our present responsibility to be a U.S. government contractor or subcontractor, could result in us being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. In addition, a conviction, or an administrative finding against us that rises to the requisite level of seriousness, could result in debarment from contracting with the U.S. government for a specific term and could result in civil and/or criminal sanctions, as well as reductions of the value of contracts, contract modifications or termination and the assessment of penalties and fines, compensatory or treble damages, which could have a material adverse effect on our financial position, results of operations, or cash flows. We are also limited in our ability to provide information about our classified programs, their risks or any disputes or claims relating to these programs. Classified programs are subject to security restrictions and preclude the dissemination of information that is classified for national security purposes. As a result, investors have less insight into our classified programs than our other businesses and therefore less ability to fully evaluate the risks related to our classified business.

We are subject to the risks of current and future legal and regulatory proceedings, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.

We are subject to potential liability relating to claims, complaints and proceedings as well as various laws, ordinances, regulations and other requirements of government authorities in foreign countries and in the United States, any violations of which could potentially create a substantial liability for us, and also could cause harm to our reputation. Changes in laws, ordinances, regulations or other government policies, the nature, timing, and effect of which are uncertain, may significantly increase our expenses and liabilities.

From time to time, we are involved in legal proceedings that are incidental to the operation of our businesses. We may become subject to significant claims of which we are currently unaware, or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate or can estimate. Additionally, we may receive fines or penalties if a regulatory agency determines that we have failed to comply with laws, regulations or orders applicable to our business.

Misconduct, fraud or other improper activities by our employees, subcontractors, agents or business partners could also have a significant adverse impact on our business and reputation. Such misconduct could include the failure to comply with federal, state or local government procurement regulations, regulations regarding the protection of classified information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to bribery of foreign government officials, import-export control, lobbying or similar activities, and any other applicable laws or regulations. Misconduct involving data security lapses resulting in the compromise of personal information or the improper use of our customer’s sensitive or classified information could result in remediation costs, regulatory sanctions against us and serious harm to our reputation. Other examples of potential misconduct include falsifying time or other records and violations of the Anti-Kickback Act. Although we have implemented policies, procedures and controls to prevent and detect these activities, these precautions may not prevent all misconduct and as a result, we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees, subcontractors, agents or business partners could subject us to fines and penalties, loss of security clearance, loss of current and future customer contracts and suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business, our reputation and our future results.

Although we maintain insurance policies, these policies may not be adequate to protect us from all material judgments and expenses related to current or future claims and may not cover the conduct that is the subject of the litigation. Desired levels of insurance may not be available in the future at economical prices or at all. In addition, we believe that while we have valid defenses with respect to legal matters pending against us, the results of litigation can be difficult to predict, including those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may turn out to be wrong. A significant judgment against us, arising out of any of our current or future legal proceedings and litigation, could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.

We are subject to risks associated with operating internationally.

Our business operations are subject to a variety of risks associated with conducting business internationally, including:

•	Changes in or interpretations of foreign laws or policies that may adversely affect the performance of our services;

•	Political instability in foreign countries;

•	Imposition of inconsistent laws or regulations;

•	Conducting business in places where laws, business practices and customs are unfamiliar or unknown; and

•	Imposition of limitations on or increase of withholding and other taxes on payments by foreign subsidiaries or joint ventures.

In addition, our U.S. and foreign operations are subject to U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Despite our training and compliance programs, we cannot assure that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Our continued expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.

Any violation related to the foregoing could result in substantial fines, disgorgement, sanctions, civil and/or criminal penalties, curtailment of operations in certain jurisdictions, and might adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Furthermore, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management. Although such risks have not significantly impacted our business to date, we do not know the impact that these regulatory, geopolitical and other factors could have on our business in the future.

Our business could be negatively impacted by security threats and other disruptions.

As a U.S. defense contractor, we face various security threats, including cyber security attacks to our information technology infrastructure, attempts to gain access to our proprietary or classified information as well as threats to the physical security of our facilities and employees. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent disruptions in mission critical systems, the unauthorized release of confidential information and corruption of data. Accordingly, any significant operational delays, or any destruction, manipulation or improper use of our data, information systems or networks could adversely affect our financial results and damage the reputation for our services.

Our level of indebtedness could have a material adverse effect on our business, financial condition or results of operations.

We incurred a significant level of indebtedness in connection with the Spin-Off. As of December 31, 2012, our total principal indebtedness was $335 million, and we had availability of $64 million under our revolving credit facility (net of outstanding letters of credit).

Our indebtedness could have important consequences, including:

•	increasing our vulnerability to downturns or adverse changes in general economic, industry or competitive conditions and adverse changes in government regulations;

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;

•	limiting our ability to make strategic acquisitions or forcing us to divest assets to raise capital;

•

limiting our ability to obtain additional financing for working capital, capital expenditures, service line development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less leveraged.

We are required to make scheduled quarterly payments of $12.6 million with the balance to be due and payable on July 17, 2017. Our ability to make payments on and to refinance our indebtedness, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are not able to repay or refinance our debt as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including (i) reducing financing in the future for working capital, capital expenditures and general corporate purposes or (ii) dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in our industry could be impaired. The lenders who hold such debt could also accelerate amounts due.

In addition, we may increase our debt or raise additional capital, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. However, debt or equity financing may not be available to us on terms acceptable to us, if at all. If we incur additional debt or raise equity through the issuance of preferred stock, the terms of the debt or preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, your percentage ownership in us would decline. If we are unable to raise additional capital when needed, it could affect our financial health, which could negatively affect your investment in us. Also, regardless of the terms of our debt or equity financing, the amount of our stock that we can issue may be limited because the issuance of our stock may cause the distribution to be a taxable event for L-3 under Section 355(e) of the Code, and under the Tax Matters Agreement, we could be required to indemnify L-3 for that tax.

Our debt agreements contain restrictions that could impair our ability to finance our future operations and, if we are unable to meet specified financial ratios therein, could cause our debt to be accelerated.

Our debt agreements contain a number of significant covenants that, among other things, restrict our ability to: sell assets; create liens; incur more indebtedness; repay certain indebtedness; make certain investments or business acquisitions; make certain capital expenditures; engage in business mergers or consolidations or otherwise dispose of all or substantially all of our assets; make dividends or other distributions; engage in a new line of business; and engage in certain transactions with affiliates.

These restrictions could impair our ability to finance our future operations or capital needs or engage in other business activities that may be in our interests. In addition, our debt agreements require us to maintain compliance with certain specified financial ratios, including those relating to earnings before interest, taxes, depreciation and amortization and consolidated indebtedness. Our ability to comply with these ratios and covenants may be affected by events beyond our control and there can be no assurance we will continue to meet these ratios. A breach of any of these debt agreements or our inability to comply with the required financial ratios or covenants included therein could result in a default under those debt agreements. In the event of any such default, the lenders under those debt agreements could elect to declare all outstanding debt, accrued interest and fees to be due and immediately payable, and require us to apply all of our available cash to repay our outstanding senior debt.

Risks Relating to Our Spin-Off from L-3

We face the following risks related to the Spin-Off:

We may be responsible for U.S. federal income tax liabilities that relate to the distribution.

L-3 received the IRS Ruling stating that L-3 and its shareholders will not recognize any taxable income, gain or loss for U.S. federal income tax purposes as a result of the Spin-Off, except to the extent of cash received in lieu of fractional shares. In addition, the Spin-Off was conditioned on the receipt of an opinion of tax counsel as to the satisfaction of certain requirements necessary for the Spin-Off to receive tax-free treatment upon which the IRS will not rule. The IRS Ruling, while generally binding upon the IRS, is based on certain factual statements and representations. If any such factual statements or representations are incomplete or untrue in any material respect, or if the facts on which the IRS Ruling is based are materially different from the facts at the time of the Spin-Off, the IRS could modify or revoke the IRS Ruling retroactively.

As discussed above, certain requirements for tax-free treatment that were not covered in the IRS Ruling are addressed in the opinion of tax counsel. An opinion of tax counsel is not binding on the IRS. Accordingly, the IRS may reach conclusions with respect to the Spin-Off that are different from the conclusions reached in the opinion. Like the IRS Ruling, the opinion was based on certain factual statements and representations, which, if incomplete or untrue in any material respect, could alter tax counsel’s conclusions.

At the time of the Spin-Off, L-3 was not aware of any facts or circumstances that would cause any such factual statements or representations in the IRS Ruling or the opinion of tax counsel to be incomplete or untrue or cause the facts on which the IRS Ruling is based, or the opinion will be based, to be materially different from the facts at the time of the Spin-Off. If, notwithstanding the receipt of the IRS ruling and the opinion of tax counsel, the IRS were to determine the Spin-Off to be taxable, L-3 would recognize a substantial tax liability.

Even if the Spin-Off otherwise qualifies as a tax-free transaction for U.S. Federal income tax purposes, the distribution would be taxable to L-3 (but not to L-3 shareholders) pursuant to Section 355(e) of the Code if there are one or more acquisitions (including issuances) of the stock of either us or L-3, representing 50% or more, measured by vote or value, of the then-outstanding stock of either corporation and the acquisition or acquisitions are deemed to be part of a plan or series of related transactions that include the distribution. Any acquisition of our common stock within two years before or after the distribution (with exceptions, including public trading by less-than-5% shareholders and certain compensatory stock issuances) generally will be presumed to be part of such a plan unless that presumption is rebutted. The resulting tax liability may have a material adverse effect on both our and L-3’s business, financial condition, results of operations or cash flows.

We have agreed not to enter into any transaction that could cause any portion of the Spin-Off to be taxable to L-3, including under Section 355(e). Pursuant to the Tax Matters Agreement, we also agreed to indemnify L-3 for any tax liabilities resulting from such transactions, and L-3 agreed to indemnify us for any tax liabilities resulting from such transactions entered into by L-3. In addition, under U.S. Treasury regulations, each member of the L-3 consolidated group at the time of the Spin-Off (including us and our subsidiaries) would be severally liable for the resulting U.S. Federal income tax liability if all or a portion of the spin does not qualify as a tax-free transaction. These obligations may discourage, delay or prevent a change of control of our company.

We have a limited operating history as an independent company and our historical financial information may not be a reliable indicator of our future results.

The historical financial information we have included in this Annual Report related to periods prior to the Spin-Off has been derived in part from L-3’s consolidated financial statements and does not necessarily reflect what our financial position, results of operations and cash flows would have been as a separate, stand-alone entity during the periods presented. L-3 did not account for us, and we were not operated, as a single stand-alone entity for the periods presented even if we represented an important business in L-3’s historical consolidated financial statements. In addition, the historical information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future.

Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are now subject as an independent public company.

Our financial results previously were included within the consolidated results of L-3, and we believe that our financial reporting and internal controls were appropriate for those of subsidiaries of a public company. However, we were not directly subject to the reporting and other requirements of the Exchange Act. As a result of the Spin-Off, we are now directly subject to reporting and other obligations under the Exchange Act. Beginning with our Annual Report on Form 10-K for the year ending December 31, 2013, we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) which will require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm as to whether we maintained, in all material respects, effective internal control over financial reporting as of the last day of the year. These reporting and other obligations may place significant demands on our management, administrative and operational resources, including accounting systems and resources.

The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. Under the Sarbanes-Oxley Act, we are required to maintain effective disclosure controls and procedures and internal controls over financial reporting. To comply with these requirements, we may need to upgrade our systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. We expect to incur additional annual expenses for the purpose of addressing these requirements, and those expenses may be significant. If we are unable to upgrade our financial and management controls, reporting systems, information technology systems and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our financial condition, results of operations or cash flows.

Risks Relating to Our Common Stock

You face the following risks in connection with ownership of our common stock:

There is not a long market history for our common stock and the market price of our common stock may fluctuate significantly.

There is not a long market history for our common stock, and its market price may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	changes in DoD budget levels and procurement priorities;

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	wins and losses on contract re-competitions and new business pursuits;

•	success or failure of our business strategy;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain financing as needed;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the number of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	investor perception of our company and the defense industry, including changing priorities or reductions in the U.S. government defense budget;

•	the availability of government funding and changes in customer requirements for our products and services;

•	natural or environmental disasters that investors believe may affect us;

•	overall market fluctuations;

•	fluctuations in the budget of federal, state and local governmental entities around the world; results from any material litigation or government investigation;

•	changes in laws and regulations affecting our business; and

•	general economic conditions and other external factors.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock.

We do not plan to pay dividends on our common stock and our indebtedness could limit our ability to pay dividends on our common stock in the future.

We do not currently plan to pay a regular dividend on our common stock. The declaration of any future cash dividends and, if declared, the amount of any such dividends, will be subject to our financial condition, earnings, capital requirements, financial covenants and other contractual restrictions and to the discretion of our Board of Directors. Additionally, our credit agreement places significant restrictions on our ability to pay dividends. Our Board of Directors may take into account such matters as general business conditions, industry practice, our financial condition and performance, our future prospects, our cash needs and capital investment plans, income tax consequences applicable law and such other factors as our Board of Directors may deem relevant. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend if we do commence the payment of dividends

Anti-takeover provisions in our organizational documents and Delaware law, and limitations related to the Spin-Off, could delay or prevent a change in control.

Certain provisions of our amended and restated certificate of incorporation and our amended and restated bylaws may delay or prevent a merger or acquisition that a shareholder may consider favorable. For example, the amended and restated certificate of incorporation and the amended and restated bylaws, among other things, provide for a classified board and require advance notice for shareholder proposals and nominations. In addition, the amended and restated certificate of incorporation authorizes our Board of Directors to issue one or more series of preferred stock. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. Delaware law also imposes some restrictions on mergers and sales or other dispositions of 10% or more of the assets of the corporation with or to an interested shareholder.

Under the Tax Matters Agreement, we agreed not to enter into any transaction involving an acquisition (including issuance) of Engility common stock or any other similar transaction (or, to the extent we have the right to prohibit it, to permit any such transaction) that could cause the distribution to be taxable to L-3. We also agreed to indemnify L-3 for any tax resulting from any such transactions. Generally, L-3 will recognize taxable gain on the distribution if there are one or more acquisitions (including issuances) of our capital stock, directly or indirectly, representing 50% or more, measured by vote or value, of our then-outstanding capital stock, and the acquisitions or issuances are deemed to be part of a plan or series of related transactions that include the distribution. Any such shares of our common stock acquired, directly or indirectly, within two years before or after the distribution (with exceptions, including public trading by less-than-5% shareholders and certain compensatory stock issuances) will generally be presumed to be part of such a plan unless that presumption is rebutted. As a result, our obligations may discourage, delay or prevent a change of control of our company.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We lease properties related to our operations in approximately 91 locations consisting of approximately 1.3 million square feet and own properties related to our operations at two locations consisting of approximately 42,600 square feet. Management believes that all of our properties have been well maintained, are in good condition, and are adequate to meet our current contractual requirements. As of December 31, 2012, our reportable segments had major operations at the following locations:

•	Professional Support Services: Huntsville, Alabama; San Diego, California; Aberdeen, Maryland; Lexington Park, Maryland; Billerica, Massachusetts; Mount Laurel, New Jersey; Chantilly, Virginia.

•	Mission Support Services: Washington, D.C.; Alexandria, Virginia

Item 3.	LEGAL PROCEEDINGS

The Company is subject to investigations, litigation, proceedings, claims or assessments and various contingent liabilities incidental to its businesses. Furthermore, in connection with certain business acquisitions, the Company has assumed some or all claims against, and liabilities of, such acquired businesses, including both asserted and unasserted claims and liabilities. Although we cannot predict the outcome of these and other proceedings with certainty, including the civil investigation discussed below, we believe that they will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Afghanistan Civil Investigation. On August 30, 2010, the Defense Criminal Investigative Service executed a warrant for documents related to the billing of travel time by certain of our employees working in Afghanistan. The supporting affidavit indicated that this was related to a civil qui tam action filed in the U.S. District Court for the Southern District of Ohio, which alleged that these employees improperly charged their travel time in connection with paid time off and weekend leave. In October 2012, the Department of Justice requested that we attend a meeting with counsel for the Department of Justice and Relator’s counsel to discuss potential resolution of the qui tam action. Following the November 20, 2012 meeting, we are reviewing materials presented by the Department of Justice and are continuing to cooperate and meet with the Department of Justice. We intend to vigorously defend against the allegations set forth in Relator’s qui tam action. We cannot provide assurances that we will prevail in this matter, nor can we reasonably estimate our potential liability if there is an adverse outcome.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Engility Holdings, Inc. Common Stock

Our common stock is publicly traded under the symbol “EGL”. Since July 18, 2012, our common stock has been trading on the New York Stock Exchange (NYSE). The following table sets forth the high and low sale prices for our common stock for the fiscal periods indicated as reported by the NYSE during the indicated quarters.

	Common Stock Price
	High	Low
Fiscal Year Ended December 31, 2012
Third Quarter (July 18, 2012 – September 28, 2012)	$19.16	$13.91
Fourth Quarter	$20.50	$18.01

On March 1, 2013, the closing price of our common stock on the NYSE was $18.64 per share. As of March 1, 2013, there were 335 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.

We have never paid a cash dividend on our common stock as a public company and do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration of any future cash dividends and, if declared, the amount of any such dividends, will be subject to our financial condition, earnings, capital requirements, financial covenants and other contractual restrictions and to the discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, industry practice, our financial condition and performance, our future prospects, our cash needs and capital investment plans, income tax consequences, applicable law and such other factors as our Board of Directors may deem relevant.

Equity Compensation Plan Information

See Part III, “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under our equity compensation plans.

Issuer Purchases of Company Stock

We did not repurchase any of our equity securities for the year ended December 31, 2012.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock during the period from July 18, 2012 (the first day our stock began trading on the NYSE) through December 31, 2012 with the cumulative total return on the Russell 2000 Index and an index of our industry peers. Our peer group consists of the following other U.S. federal government service providers with whom we compete: Booz Allen Hamilton Holding Corporation, CACI International Inc., Dynamics Research Corporation, ICF International, Inc., ManTech International Corporation, NCI, Inc., and SAIC, Inc. The comparison assumes that $100 was invested on July 18, 2012 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any, and with respect to our index of industry peers, returns are weighted according to the stock market capitalization of such companies.

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES INITIAL INVESTMENT OF $100

DECEMBER 31, 2012

ASSUMES $100 INVESTED ON JULY 18, 2012

	July 18, 2012	December 31, 2012
Engility Holdings, Inc.	$100.00	$108.94
Russell 2000 Index	$100.00	$106.29
Index of our industry peers	$100.00	$106.43

Item 6.	SELECTED FINANCIAL DATA

The following table presents the selected historical consolidated and combined financial data for Engility. The consolidated and combined statement of operations for each of the years ended December 31, 2012, 2011, and 2010 and balance sheet data as of December 31, 2012 and 2011 set forth below are derived from Engility’s audited consolidated and combined financial statements included in this Annual Report on Form 10-K. The combined statement of operations for the year ended December 31, 2009 and balance sheet data as of December 31, 2010 and 2009 are derived from Engility’s audited combined financial statements that are not included in this Annual Report on Form 10-K. The combined statement of operations and balance sheet data for the year ended December 31, 2008 are derived from Engility’s unaudited combined financial statements. The unaudited combined financial statements have been prepared on the same basis as the audited consolidated and combined financial statements and in the opinion of our management, include all adjustments necessary for a fair presentation of the information set forth herein. The financial information may not be indicative of our future performance and does not necessarily reflect what the financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented, including changes that occurred as a result of the Spin-off.

The selected historical consolidated and combined financial data presented below should be read in conjunction with Engility’s consolidated and combined financial statements and accompanying notes and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report.

	As of and for the year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statement of Operations Data
Revenue	$1,655,344	$2,070,781	$2,374,296	$2,561,582	$2,744,899
Income (loss) from continuing operations (1)	(344,795)	26,027	(7,975)	156,687	165,626
Net income (loss) attributable to Engility (1)	(350,373)	25,859	(8,866)	152,429	168,125
Income (loss) from continuing operations per common share (2) – Basic and Diluted	(21.48)	1.42	(0.63)	9.66	10.28
Weighted average number of basic and diluted shares	16,281	16,118	16,118	16,118	16,118
Balance Sheet Data
Working capital	$162,108	$160,007	$196,821	$228,820	$225,660
Goodwill	477,604	904,040	980,640	1,152,640	1,147,674
Total assets	1,027,450	1,503,247	1,666,490	1,858,014	1,978,910
Long-term debt (3)	284,750	—	—	—	—
Total equity	388,311	1,093,603	1,227,428	1,421,766	1,500,540

(1)	The years ended December 31, 2012, 2011, and 2010 include a non-cash goodwill impairment charge of $426 million, $77 million, and $172 million, respectively.
(2)	For the periods prior to the Spin-Off, basic and diluted earnings per share were calculated using 16.1 million shares of our common stock that were distributed to L-3 shareholders on July 17, 2012.
(3)	On July 17, 2012, we entered into a Credit Facility that provides for total aggregate borrowings of $400 million under a $335 million senior secured term loan facility and a $65 million senior secured revolving credit facility. On this same date, we borrowed $335 million under this Credit Facility to pay a cash dividend to L-3 in the amount of $335 million. As of December 31, 2012, we had a total of $335 million outstanding under our term loan facility, and no borrowings outstanding under our revolving credit facility. We are required to make quarterly payments under the term loan of $12.6 million, the first of which is due on April 1, 2013.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition together with the audited historical consolidated and combined financial statements, and the notes thereto included in this Annual Report as well as the discussion in the section of this Annual Report titled “Business.” This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this Annual Report titled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.” The financial information discussed below and included in this Annual Report may not necessarily reflect what our financial condition, results of operations or cash flow would have been had we been a stand-alone company during the periods presented or what our financial condition, results of operations and cash flows may be in the future.

Except as otherwise indicated or unless the context otherwise requires, the information included in this discussion and analysis assumes the completion of all the transactions referred to in this Annual Report in connection with the separation and distribution.

Separation from L-3

On July 12, 2011, the Board of Directors of L-3 approved the Spin-Off, pursuant to which part of L-3’s Government Services segment was transferred into a new company named Engility Holdings, Inc., following which Engility became an independent, publicly traded company. Before the Spin-Off, we entered into a Distribution Agreement and several other agreements with L-3 related to the Spin-Off. These agreements govern the relationship between us and L-3 after completion of the Spin-Off and provide for the allocation between us and L-3 of various assets, liabilities, rights and obligations (including employee benefits, insurance and tax-related assets and liabilities). These agreements also include arrangements for transition services to be provided between L-3 and Engility. On July 17, 2012, L-3 completed the Spin-Off of Engility Holdings through the distribution of 100% of the common stock of Engility Holdings to stockholders of L-3. Following the Spin-Off, Engility Holdings retained the SETA, training and operational support services businesses, that were previously part of L-3’s Government Services segment, with L-3 retaining the cyber security, intelligence, enterprise information technology, and security solutions businesses of its Government Services segment.

For periods prior to the Spin-Off, the combined financial statements presented herein, and discussed below, are derived from the accounting records of L-3 as if we operated on a stand-alone basis for all the periods presented. The combined financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and reflect the financial position, results of operations and cash flows of our SETA, training and operational support services businesses.

Prior to the Spin-Off, the combined statements of operations include expense allocations for corporate functions provided to us by L-3. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or headcount. While we believe these allocations have been made on a consistent basis and are reasonable, such expenses may not be indicative of the actual expenses that would have been incurred if Engility had been operating as a separate and independent business.

Overview and Outlook

Engility’s Business

We are a leading provider of systems engineering services, training, program management, and operational support for the U.S. government worldwide. Our business is focused on supporting the mission success of our customers by providing a full range of engineering, technical, analytical, advisory, training, logistics and support services. Our revenue is spread over a diverse mix of activities and services with no single program accounting for more than 10% of our revenue in 2012. For the year ended December 31, 2012, we had revenue of $1.66 billion, 99% of which was derived from our U.S. government customers.

Engility, through its predecessor companies, has provided mission critical services to several U.S. government departments and agencies for over four decades. Our customers include the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Agency for International Development (USAID), U.S. Department of State (DoS), Federal Aviation Administration (FAA), Department of Homeland Security (DHS), and foreign governments.

As of December 31, 2012, we operated in two segments: Professional Support Services (PSS) and Mission Support Services (MSS). The Professional Support Services segment provided SETA services, program management support and software engineering lifecycle sustainment and support services. The Professional Support Services segment had 2012 revenue of $905 million. Through our Mission Support Services segment, we provided capabilities such as defense related training, education and support services, law enforcement training, national security infrastructure and institutional development. The Mission Support Services segment had 2012 revenue of $773 million.

Effective upon our strategic realignment, which was completed in the first quarter of 2013, we realigned our business with core competencies in six key areas: (i) specialized technical consulting including international capacity development; (ii) program and business support services; (iii) engineering and technology lifecycle support; (iv) information technology modernization and sustainment; (v) supply chain services and logistics management; and (vi) training and education.

Industry Trends

The U.S. government is the largest consumer of services in the United States and our largest customer. The demand for outsourced services and contracted labor within the U.S. government experienced dramatic growth over the last decade. That demand was driven by government initiatives aimed at improving efficiency, increased requirements in response to global military operations, the ever-increasing complexity of combat and non-combat missions, business requirements, technological innovation, and the loss of personnel and competencies within the U.S. government caused by manpower reductions and retirements.

Despite the opportunities in this sector, the U.S. government services market is presently facing significant uncertainty in terms of budgets, funding, changing mission priorities, and political and legislative challenges. Given the overarching economic and fiscal constraints that may continue to adversely affect the U.S government’s non-discretionary and discretionary budgets, we expect that several federal agencies, including our largest customer, the DoD, may significantly reduce their use of government services. In addition, if sequestration were to be enacted in 2013 as mandated by the Budget Control Act of 2011, substantial cuts to the U.S. defense budget would occur, which could adversely affect our results of operations and financial condition.

Currently, the U.S. government is operating under a continuing resolution enacted by the U.S. Congress in September 2012. The continuing resolution restricts the ability of the U.S. government to initiate new contracts and provides for discretionary spending levels that represent a slight increase over the U.S. government’s fiscal year end (GFY) 2012 budget. It is unclear whether annual appropriations bills will be passed during GFY 13. The U.S. government may operate under a continuing resolution for all of GFY 2013, restricting new contract or program starts for the entire fiscal year and reducing the overall GFY 13 budget to GFY 12 levels.

Given the high certainty of budget reductions, we expect the government services market will contract from historic annual levels. While this will create significant challenges for government services providers like Engility, we expect that the following trends will result in enduring demand for our services, though at potential lower levels than the historic highs of the past decade:

•

Global security and threats to U.S. national interests are not abating, and the DoD and those departments and agencies that focus on law enforcement and capacity development likely will maintain high levels of readiness and engagement for the foreseeable future.

•

In 2012, the DoD set forth a new strategy intended to outline its priorities and budgeting decisions. The guidance calls for the U.S. military to operate globally and effectively in all domains, and it places particular emphasis on Asia Pacific as an area of strategic focus.

•

We expect the DoD’s procurement and research budgets to decline. These declines, however, could result in increased opportunities for government service providers, as the DoD seeks to extend, reset and modernize its existing platforms and products.

•

The pace of technological change continues unabated, and we expect that the U.S. government will continue to rely on the private sector for expertise, innovation, and affordable solutions in both the IT and C4ISR domains.

•

The percentage and number of U.S. government employees who are eligible for retirement is expected to increase over the next several years, potentially creating additional demand for government contractor services in the areas of mission sustainment and underlying business process operations and continuity.

While we expect enduring demand for our services, the current U.S. political and fiscal environments pose significant risks for our company, including:

•	Budget and funding pressures in our market continue to drive competition for fewer contract dollars, resulting in pricing pressure and difficulty in retaining talent and incumbent positions.

•	Overseas contingency operations will likely decline over the next several years, reducing our revenue from support to the U.S. government in certain international theaters, notably Afghanistan.

•

The U.S. government has provided guidance regarding changes to the procurement process that is intended to control cost growth throughout its acquisition cycle for products and services by developing a competitive process for each outsourced program. Thus, many of our DoD customers are focused on awarding contracts on a lowest price/technically acceptable basis, which further increases competitive dynamics and adversely impacts revenue and profit margins for those who win under such circumstances.

•

In certain service markets, the U.S. government is promoting the use of government personnel to perform activities traditionally provided by private contractors, known as “in sourcing.” Similarly, the U.S. government has been shifting certain out-sourced projects to federally-funded research and development centers, which could reduce our future revenue related to program office support.

•

Acquisitions have played an important role in the U.S. government services industry over the last decade, allowing companies to grow into new markets, provide more integrated offerings to their customers, and leverage fixed costs and economies of scale to enhance competitiveness. Going forward, companies in our industry will likely continue to use acquisitions for similar reasons, but the dynamics associated with the inevitable decline in U.S. government budgets and funding for services could lead to a more dramatic restructuring of the competitive marketplace. Long-term competitiveness will likely require companies to offer highly specialized, enduring capabilities in niche markets and/or have sufficient breadth and size to weather future volatility while continuing to provide cost-effective services.

Key Performance Measures

For 2012, the primary financial performance measures we used to manage our businesses and monitor results of operations were revenue and operating income. Management believes that these financial performance measures are the primary drivers for our earnings and net cash from operating activities.

Operating income represents revenue less cost of revenue, selling, general and administrative expenses, and goodwill impairment. We define operating margin as operating income as a percentage of revenue. Cost of revenue consists of labor, subcontracting costs, materials, and an allocation of indirect costs (i.e., recoverable overhead). Selling, general and administrative expenses consists of indirect labor costs, including wages and salaries for executives and administrative personnel, bid and proposal expenses, and other general and administrative expenses not allocated to cost of revenue.

For each of our contracts, we manage the nature and amount of costs at the contract level, which forms the basis for estimating our total costs and profitability for a specific contract. Management evaluates its contracts and business performance by focusing on revenue, operating income and operating margin, and not by type or amount of operating expense. As a result, our discussion of results of operations focuses on revenue, operating income and operating margin. This is consistent with our approach for managing our business, which begins with management’s approach for assessing the bidding opportunity for each contract and then managing contract profitability throughout the performance period.

Results of Operations — Years ended December 31, 2012, 2011 and 2010

The following information should be read in conjunction with our audited consolidated and combined financial statements included herein.

2012 Compared with 2011

The table below provides selected financial data for Engility for the years ended December 31, 2012 compared with 2011.

	Year Ended December 31,		Increase/ (decrease)
	2012	2011
	(in thousands)
Total revenue	$1,655,344	$2,070,781	$(415,437)
Cost and expenses:
Total cost of revenue	1,415,386	1,785,832	(370,446)
Selling, general and administrative expenses	142,440	115,908	26,532
Goodwill impairment	426,436	76,600	349,836

Total costs and expenses	1,984,262	1,978,340	5,922

Operating income (loss)	(328,918)	92,441	(421,359)

Operating margin	(19.9)%	4.5%	NM (1)
Effective income tax rate	(1.5)%	71.9%	NM (1)
Net income (loss) attributable to Engility	$(350,373)	$25,859	$(376,232)

(1)	NM - Not meaningful

Revenue: For the year ended December 31, 2012, total revenue of $1,655 million decreased by 20.1% compared to the year ended December 31, 2011. Revenue declined in both of our segments. The decrease in total revenue was primarily due to: (1) $172 million in reduced demand for services on certain of our major contracts supporting military efforts in Afghanistan and Iraq, which resulted from the drawdown of U.S. military forces in these countries; (2) $296 million from revenue reductions from contracts and task orders that ended after 2011 and includes $63 million of reduced revenue tied to OCI constraints related to period prior to the Spin-Off. These revenue reductions were offset in part by $53 million in new contract revenue during 2012 for which there was no corresponding revenue in 2011. See the segment results below for additional discussion of our revenue.

Cost of revenue: Cost of revenue as a percentage of revenue decreased to 86.0% for the year ended December 31, 2012 compared to 86.2% for the year ended December 31, 2011. Total costs of revenue declined by 20.7% in 2012, which was relatively consistent with the 20.1% decline in our revenue over the same period.

Selling, general, and administrative expenses: For the year ended December 31, 2012, selling, general and administrative expenses of $142 million increased by $27 million, or 22.9%, compared to the year ended December 31, 2011. The increase in selling, general and administrative expenses was primarily due to an $8 million increase in Spin-Off-related transaction costs, $8 million of realignment costs, and $5 million for a legal settlement recorded in 2012. Selling, general and administrative expenses as a percentage of revenue increased to 8.6% for the year ended December 31, 2012 as compared to 5.6% for the year ended December 31, 2011, primarily due to Spin-Off-related expenses, realignment costs, and a legal settlement.

Goodwill impairment: For the year ended December 31, 2012, we recorded a goodwill impairment charge of $426 million due to a decline in the estimated fair value of each reporting unit. The decline in fair value was primarily due to a change in our cost of capital as a stand-alone company. For the year ended December 31, 2011, we recorded a goodwill impairment charge of $77 million. The goodwill impairment charge in 2011 was due to a decline in the estimated fair value in the Linguist Operations & Technical Support (LOTS) reporting unit, as a result of a decline in their projected future cash flows. For additional information on these goodwill impairments, see “—Critical Accounting Policies—Goodwill and Identifiable Intangible Assets” and Note 4 to our Consolidated and Combined Financial Statements included herein.

Operating income (loss) and operating margin: Total operating income for the year ended December 31, 2012 decreased by $421 million compared to the year ended December 31, 2011. Operating income declined primarily due to: (1) a goodwill charge of $426 million; (2) an overall reduction in revenue, (3) reductions in higher profit revenue for overseas contingency operations; and (4) various charges including an $8 million increase in Spin-Off-related transaction costs, $8 million of realignment costs, and $5 million of legal and settlement costs recorded in 2012. These increase were offset by $26 million in reduced other selling, general, and administrative expenses. See the reportable segment results below for additional discussion of operating margin.

Interest expense: On July 17, 2012, we entered into a senior secured credit agreement (the Credit Facility) that provides for total aggregate borrowings of $400 million under a $335 million senior secured term loan and a $65 million senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto. On this same date, we borrowed $335 million under this Credit Facility, which we paid as a cash dividend to L-3. During the year ended December 31, 2012, we incurred $10.9 million in interest expense, principally related to the term loan. Our average revolver balance from July 17, 2012 to December 31, 2012 was $0.9 million.

Effective income tax rate: The effective tax rate for the year ended December 31, 2012 decreased to (1.5) % from 71.9% for the year ended December 31, 2011. For the years ended December 31 2012 and 2011, the effective tax rate includes (38.9)% and 31.8%, respectively, for the goodwill impairment charges, portions of which were not deductible for U.S. federal or state tax purposes.

Net income (loss) attributable to Engility: Net loss attributable to Engility decreased by $376 million to a net loss of $350 million for the year ended December 31, 2012, compared to net income of $26 million for the year ended December 31, 2011, primarily due to increased goodwill impairment charges in 2012 compared to 2011 and reduced revenue.

2011 Compared with 2010

The table below provides selected financial data for Engility for the years ended December 31, 2011 compared with 2010.

	Year Ended December 31,		Increase/ (decrease)
	2011	2010
	(in thousands)
Total revenue	$2,070,781	$2,374,296	$(303,515)
Cost and expenses:
Total cost of revenue	1,785,832	1,999,736	(213,904)
Selling, general and administrative expenses	115,908	135,053	(19,145)
Goodwill impairment	76,600	172,000	(95,400)

Total costs and expenses	1,978,340	2,306,789	(328,449)

Operating income	92,441	67,507	24,934

Operating margin	4.5%	2.8%	NM (1)
Effective income tax rate	71.9%	112.0%	NM (1)
Net income (loss) attributable to Engility	$25,859	$(8,866)	34,725

(1)	NM - Not meaningful

Revenue: For the year ended December 31, 2011, total revenue of $2,071 million decreased by 13% compared to the year ended December 31, 2010. Revenue declined in both of our segments. The decrease in total revenue was primarily due to: (1) $90 million related to the loss of an Afghanistan Ministry of Defense (MoD) support contract in October 2010; (2) $90 million in lower linguist, training and logistics support services for the U.S. Army due to the drawdown of military forces from Iraq; (3) $75 million in reduced SSES services; and (4) $48 million of lower revenue related to the SBInet program for the U.S. Department of Homeland Security and an international maritime security enhancement program. See the segment results below for additional discussion of our revenue.

Cost of revenue: Cost of revenue as a percentage of revenue increased to 86.2% for the year ended December 31, 2011 compared to 84.2% for the year ended December 31, 2010. Total costs of revenue declined by 11% in 2011, which was consistent with the 13% decline in our revenue.

Selling, general, and administrative expenses: For the year ended December 31, 2011, selling, general and administrative expenses of $116 million decreased by 14% compared to the year ended December 31, 2010. The decline in selling, general and administrative expenses was primarily due to lower corporate expense allocations and cost reduction efforts due to lower revenue, partially offset by $9 million of transaction expenses for the Spin-Off and $3 million of severance charges recorded in 2011. Selling, general and administrative expenses as a percentage of revenue decreased to 5.6% for the year ended December 31, 2011 as compared to 5.7% for the year ended December 31, 2010. The decrease in selling, general and administrative expenses as a percentage of revenue, after excluding the Spin-Off transaction expenses and severance charges, was due primarily to selling, general and administrative expenses declining at a greater rate than revenue.

Goodwill impairment: We recorded non-cash charges of $77 million and $172 million for the years ended December 31, 2011 and 2010, respectively, for the impairment of goodwill. The goodwill impairment charges were due to a decline in the estimated fair value of the LOTS reporting unit in 2011 and 2010 and the Global Security & Engineering Solutions (GS&ES) reporting unit in 2010, which are part of the Mission Support Services and Professional Support Services segments, respectively, as a result of a decline in their projected future cash flows. The 2010 goodwill impairment charges were comprised of $161 million for the GS&ES reporting unit and $11 million for the LOTS reporting unit. For additional information on these goodwill impairments, see “—Critical Accounting Policies—Goodwill and Identifiable Intangible Assets” and Note 4 to our Consolidated and Combined Financial Statements included herein.

Operating income and operating margin: Total operating income for the year ended December 31, 2011, increased by $25 million, or 37%, compared to the year ended December 31, 2010. Operating income declined in our MSS segment and increased in our PSS segment. The increase in operating income was primarily due to: a reduced goodwill impairment charge of $95 million for the year ended December 31, 2011 as compared to the prior year. This increase was offset by (1) lower contract profit rates on select new business and re-competitions of existing business primarily within our Mission Support Services segment due to competitive price pressures, (2) a reduction in higher margin revenue for an Afghanistan MoD support contract and training and logistics support services for the U.S. Army, also within our Mission Support Services segment and (3) severance charges of $4 million recorded in 2011. See the reportable segment results below for additional discussion of operating margin.

Effective income tax rate: The effective tax rate for the year ended December 31, 2011 decreased to 71.9% from 112.0% for the year ended December 31, 2010. For the years ended December 31 2011 and 2010, the effective tax rate includes 31.8% and 72.0%, respectively, for the goodwill impairment charges, portions of which were not deductible for U.S. federal or state tax purposes.

Net income (loss) attributable to Engility: Net income attributable to Engility increased by $35 million to $26 million for the year ended December 31, 2011, compared to a loss of $9 million for the year ended December 31, 2010, primarily due to lower goodwill impairment charges in 2011 compared to 2010, which is discussed above.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to the combined totals. See Note 11 to the Consolidated and Combined Financial Statements for additional reportable segment data.

2012 Compared with 2011

	Year Ended December 31,		Increase/
	2012	2011	(decrease)
	(in thousands)
Revenue:
Professional Support Services	$905,320	$1,102,430	$(197,110)
Mission Support Services	772,928	978,106	(205,178)
Adjustments and Eliminations	(22,904)	(9,755)	(13,149)

Total revenue	$1,655,344	$2,070,781	$(415,437)

Operating income:
Professional Support Services	$(331,550)	$90,461	$(422,011)
Mission Support Services	26,837	11,081	15,756
Adjustments and Eliminations	(24,205)	(9,101)	(15,104)

Total operating income	$(328,918)	$92,441	$(421,359)

Professional Support Services

Professional Support Services revenue for the year ended December 31, 2012 decreased by $197 million, or 18%, compared to the year ended December 31, 2011. The decrease was primarily due to: (1) $30 million in reduced demand for services on certain of our major contracts supporting military efforts in Afghanistan and Iraq, which resulted from the drawdown of U.S. military forces in these countries; and (2) $167 million from revenue reductions from contracts and task orders that ended after 2011, including $63 million of reduced revenue tied to OCI constraints related to periods prior to the Spin-Off.

Professional Support Services operating income for the year ended December 31, 2012 decreased by $422 million compared to the year ended December 31, 2011. The decrease was primarily due to the goodwill impairment charge of $386 million during 2012 and a reduction in revenue and associated operating income over the same period.

Mission Support Services

Mission Support Services revenue for the year ended December 31, 2012 decreased by $205 million, or 21%, compared to the year ended December 31, 2011. The decrease in total revenue was primarily due to: (1) $143 million in reduced demand for services on certain of our major contracts supporting military efforts in Afghanistan and Iraq, which resulted from the drawdown of U.S. military forces in these countries; and (2) $118 million from revenue reductions from contracts and task orders that ended. These revenue reductions were offset in part by $56 million in new contract revenue during 2012 for which there was no corresponding revenue in 2011. See the segment results below for additional discussion of our revenue.

Mission Support Services operating income for the year ended December 31, 2012 increased by $16 million compared to the year ended December 31, 2011. The increase was primarily attributable to $35 million in reduced goodwill charges for the year ended December 31, 2012 compared to the year ended December 31, 2011 offset in part by decreased operating profit on continuing contracts for the year ended December 31, 2012, and contracts which ended during the year ended December 31, 2011.

2011 Compared with 2010

	Year Ended December 31,		Increase/
	2011	2010	(decrease)
	(in thousands)
Revenue:
Professional Support Services	$1,102,430	$1,176,865	$(74,435)
Mission Support Services	978,106	1,223,575	(245,469)
Adjustments and Eliminations	(9,755)	(26,144)	16,389

Total revenue	$2,070,781	$2,374,296	$(303,515)

Operating income:
Professional Support Services	$90,461	$(52,334)	$142,795
Mission Support Services	11,081	119,842	(108,761)
Adjustments and Eliminations	(9,101)	—	(9,101)

Total operating income	$92,441	$67,508	$24,933

Professional Support Services

Professional Support Services revenue for the year ended December 31, 2011 decreased by $74 million, or 6%, compared to the year ended December 31, 2010. The decrease was due to: (1) $75 million in reduced SSES services due to contract vehicle changes that resulted in the loss of pass-through volume from our previous subcontractors and (2) $26 million of lower revenue related to the completion of the SBInet program for the U.S. Department of Homeland Security in 2010. These revenue decreases were partially offset by $30 million in higher revenue primarily from systems engineering and integration services for new task orders with the Space and Naval Warfare Systems Center.

Professional Support Services operating income for the year ended December 31, 2011 increased by $143 million compared to the year ended December 31, 2010. The increase was primarily due primarily due to lower goodwill impairment charges in 2011 compared to 2010.

Mission Support Services

Mission Support Services revenue for the year ended December 31, 2011 decreased by $245 million, or 20%, compared to the year ended December 31, 2010. The decrease was primarily due to: (1) $90 million related to the re-competition loss of an Afghanistan MoD support contract in October 2010; (2) $50 million in lower linguist services and $40 million in lower training and logistics support services for the U.S. Army due to the drawdown of U.S. military forces from Iraq; (3) $38 million of lower revenue due to the completion in 2010 of a contract for logistics and supply chain management for the U.S. Army; (4) $23 million of lower revenue on a contract for support services to the U.S. Air Force in Europe due to the realignment of this contract by L-3 to its National Security Solutions business in 2011; and (5) $22 million of lower revenue related to an international maritime security enhancement program. These declines were partially offset by $20 million of higher revenue primarily related to our LEP contract.

Mission Support Services operating income for the year ended December 31, 2011 decreased by $109 million compared to the year ended December 31, 2010. The decrease was primarily attributable to an increase of $66 million in goodwill impairment charges and reduced operating income on continuing contracts for the year ended December 31, 2011, and contracts which ended during the year ended December 31, 2010.

Quarterly Financial Data

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
(in thousands, except per share data)
Total revenue	$431,974	$418,302	$409,384	$395,684	$1,655,344
Operating (loss) income	$25,845	$30,744	$(412,699)	$27,192	$(328,918)
Net income (loss) attributable to Engility	$13,985	$14,998	$(420,305)	$40,949	$(350,373)
Basic earnings (loss) per share attributable to Engility	$0.87	$0.93	$(25.80)	$2.47	$(21.52)
Diluted earnings (loss) per share attributable to Engility	$0.87	$0.93	$(25.80)	$2.38	$(21.52)

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
(in thousands, except per share data)
Total revenue	$563,248	$535,740	$496,757	$475,036	$2,070,781
Operating (loss) income	$45,567	49,622	39,726	$(42,474)	$92,441
Net income (loss) attributable to Engility	$27,728	$30,332	$25,391	$(57,592)	$25,859
Basic and diluted earnings (loss) per share attributable to Engility	$1.72	$1.88	$1.58	$(3.57)	1.60

Revision to costs and expenses: During the process of finalizing the year-end financial statements, we determined that during the quarters ending March 30, 2012, June 29, 2012 and September 28, 2012, we improperly classified certain amounts in cost of revenue that were selling, general and administrative in nature. We have assessed the impact of the adjustments on the statements of operations and determined that the periods were not materially misstated. These changes did not impact the balance sheets or statements of cash flows. The revision decreased cost of revenue, with a corresponding increase to selling, general and administrative expenses of $2,498, $2,195 and $2,084 for the quarters ending March 30, 2012, June 29, 2012 and September 28, 2012, respectively.

Liquidity and Capital Resources

Liquidity

Our primary cash needs are for working capital, capital expenditures, debt service, and strategic investments or acquisitions. Beginning in April 2013, we will be required to make principal payments of $12.6 million each quarter. We currently believe that our cash from operations, together with our cash on hand, and available borrowings under the Credit Facility (described below under “— Credit Facility”) are adequate to fund our liquidity and capital resource needs for at least the next twelve months. As of December 31, 2012, our availability under our credit facility was $64 million.

Accounts receivable is the principal component of our working capital and is generally driven by our level of revenue with other short-term fluctuations related to payment practices by our customers. Our accounts receivable reflect amounts billed to our customers as well as the revenue that was recognized in the preceding month, which is generally billed in the following month as of each balance sheet date. Our customers generally pay our invoices within 70 days of the invoice date.

The total amount of our accounts receivable can vary significantly over time, but is generally very sensitive to recent revenue levels. Total accounts receivable typically range from 70 to 95 days sales outstanding (DSO), calculated on trailing three months of revenue. Our accounts receivable DSO was 84 and 70 as of December 31, 2012 and 2011, respectively. The increase in DSO was due to several factors related to the Spin-Off, such as our name change, which caused significant delays in cash receipts and consequently increased our DSO. Many of these issues have now been resolved and we expect our DSO to decrease during 2013.

This table represents cash flows from continuing operations for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash from operating activities	$32,206	$160,431	$193,159
Net cash from (used in) investing activities	(1,484)	(3,795)	116
Net cash used in financing activities	(17,389)	(163,046)	(179,360)

Cash from Operating Activities

2012 Compared with 2011. We generated $32 million from operating activities during the year ended December 31, 2012, a decrease of $128 million as compared with $160 million generated during the year ended December 31, 2011. The decrease was primarily due to $67 million of lower net income, adjusted to exclude the goodwill impairment charge and reduction in deferred income taxes for the year ended December 31, 2012 compared to 2011. Cash from changes in working capital decreased by $68 million for the year ended December 31, 2012 compared to 2011 primarily due to a decrease in collections during the period and increase payments of accounts payable.

2011 Compared with 2010. We generated $160 million of cash from operating activities during the year ended December 31, 2011, a decrease of $33 million compared with $193 million generated during the year ended December 31, 2010. This decrease was primarily due to $104 million of lower net income, adjusted to exclude non-cash goodwill impairment charges and deferred income taxes, partially offset by $75 million of more cash generated from changes in operating assets and liabilities, primarily for receivables and other current assets. The change in receivables used $8 million more cash in 2011 compared to 2010 due to the larger decline in revenue in 2011 compared to 2010 and the related impact on receivables. The change in other current assets generated $25 million of more cash in 2011 compared to 2010 primarily due to an increase in at-risk contract costs in 2010 resulting in a use of cash in 2010, which were funded by the U.S. Government in 2011, resulting in a source of cash in 2011.

Cash from Investing Activities

During the fiscal years ended December 31, 2012, 2011, and 2010, we used $1 million, $4 million, and $0.1 million, respectively, of cash for investing activities, primarily for capital expenditures.

Cash from Financing Activities

Net cash used by financing activities for the year ended December 31, 2012 was $17 million. In conjunction with our Spin-Off, we entered into the Credit Facility, and borrowed $335 million under a term loan. We then distributed $335 million of these proceeds to our prior parent L-3. We transferred approximately $5 million in net cash payments and settlement of net assets and liabilities to our prior parent. The fees incurred with establishing the credit facility were $11 million.

Prior to our Spin-Off, cash used in financing activities for years ended December 31, 2011 and 2010 primarily represents transactions between us and L-3 and are considered to be effectively settled for cash at the time the transaction is recorded. The components of these transactions (or transfers) include: (i) cash transfers from us to L-3, (ii) cash transfers from L-3 used to fund our requirements for working capital, capital expenditures and commitments, (iii) charges (benefits) for income taxes, (iv) allocations of L-3’s corporate expenses described in Note 6 to the audited consolidated and combined financial statements included herein and (v) revenue and purchases from L-3’s businesses other than those that will be spun-off from L-3.

As of December 31, 2012, our outstanding principal balance under the Credit Facility was $335 million, consisting of the term loan, and our availability under the revolving credit facility was $64 million (net of outstanding letters of credit). In addition, the Credit Facility provides for uncommitted incremental facilities, which we, as the borrower, may request in an aggregate principal amount of up to $35 million.

Credit Facility

In connection with the Spin-Off from L-3, on July 17, 2012, we entered into a Credit Facility that provides for total aggregate borrowings of $400 million under a $335 million senior secured term loan facility and a $65 million senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto. In addition, the Credit Facility provides for uncommitted incremental facilities, which Engility Corporation, as the borrower, may request in an aggregate principal amount of up to $35 million. On this same date, we borrowed $335 million under the Credit Facility term loan which was used to pay a cash dividend to L-3.

Maturity, Interest Rate and Fees. The loans under the Credit Facility are due and payable on July 17, 2017 and bear interest at a rate per annum equal to an applicable margin, plus, at our option (other than with respect to swingline loans, which must be base rate loans), either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.5%, (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs which shall not be less than 1.25%, plus 1.00% and (4) 2.25% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs which shall be no less than 1.25%. The applicable margin for borrowings under the Credit Facility is 3.50% with respect to base rate borrowings and 4.50% with respect to LIBOR borrowings. As of December 31, 2012, our annual interest rate was 5.8%.

Amortization and Final Maturity. Beginning in 2013, we are required to make scheduled quarterly payments each quarter beginning April 2013 equal to 3.75% of the original principal amount of the term loan, or $12.6 million per quarter, with the balance to be due and payable on the fifth anniversary of the closing date, July 17, 2017. There is not expected to be scheduled amortization under the revolving portion of the Credit Facility. Any principal amount outstanding under the revolving portion of the Credit Facility is due and payable in full on the fifth anniversary of the closing date, July 17, 2017.

Guarantees and Security. All obligations under the Credit Facility are unconditionally guaranteed by Engility Holdings and certain of our direct or indirect wholly owned domestic subsidiaries. All obligations under the Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of Engility Corporation’s assets and the assets of Engility Holdings’ and Engility Corporation’s subsidiary guarantors.

Covenants and Events of Default. The Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability and the ability of Engility Corporation and its subsidiaries to incur additional indebtedness; pay dividends on their capital stock or redeem, repurchase or retire their capital stock or their other indebtedness; make investments, loans and acquisitions; create restrictions on the payment of dividends or other amounts by Engility Corporation’s subsidiaries to Engility Corporation or to any guarantor; engage in transactions with Engility Corporation’s affiliates; sell assets; materially alter the business Engility Corporation conducts; consolidate or merge; incur liens; and prepay or amend subordinated or unsecured debt. Engility Holdings is also subject to a passive holding company covenant that limits its ability to engage in certain activities. In addition, the Credit Facility requires Engility Corporation to comply with certain financial covenants, such as a minimum consolidated debt service coverage ratio on a rolling four-quarter basis, as defined in the underlying credit agreements, of no less than 1.25:1.00 and a maximum consolidated leverage ratio of no greater than 3.50:1.00, with step-downs to 3.25:1.00 in 2013 and 3.00:1.00 in 2014, for the fiscal quarters ending June 30, 2013 and June 30, 2014, respectively, each to be tested on the last day of each fiscal quarter. Our most restrictive covenant is the maximum consolidated leverage ratio, which as of December 31, 2012 was 2.07. At December 31, 2012, we were in compliance with all covenants under the Credit Facility. The Credit Facility also contains customary provisions relating to events of default.

As of December 31, 2012, the carrying value of the principal amount outstanding under the Credit Facility which approximates fair value was $335 million, consisting of the term loan. The fair value of the term loan is based on market pricing quoted by a broker dealer. We consider this to be a Level 2 measure under U.S GAAP hierarchy. Our availability under the revolving credit facility was $64 million as of December 31, 2012, net of $1 million outstanding under letters of credit.

During the fourth quarter of 2012, we had a weighted average outstanding loan balance of $336 million, which accrued interest at a weighted average borrowing rate of approximately 5.8%. For the fiscal year ended December 31, 2012, we had a weighted average outstanding loan balance of $336 million, which accrued interest at a weighted average borrowing rate of approximately 5.8%.

Contractual Obligations

The table below presents our estimated total contractual obligations at December 31, 2012, including the amounts expected to be paid or settled for each of the periods indicated below.

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Contractual Obligations
Long-term debt obligations(1)	$404,643	$71,591	$133,005	$200,047	$—
Non-cancelable operating leases(2)	$88,061	$21,303	$33,018	$20,961	$12,779
Purchase obligations(3)	286,823	282,788	4,020	15	—

Total(4)	$779,527	$375,682	$170,043	$221,023	$12,779

(1)	Represents $335 million aggregate principal amount of the term loan, and $69.6 million of expected interest payments. Interest expense was estimated using an interest rate of 6.75%. The interest rate on our term loan is variable. See Note 12 – “Debt” to our consolidated and combined audited financial statements for more information on the calculation of the interest rate under the term loan.
(2)	Non-cancelable operating leases are presented net of estimated sublease rental income.
(3)	Represents open purchase orders at December 31, 2012 for amounts expected to be paid for goods or services that are legally binding.

(4)	Excludes all income tax obligations, a portion of which represents unrecognized tax benefits in connection with uncertain tax positions taken, or expected to be taken on our income tax returns as of December 31, 2012 since we cannot determine the time period of future tax consequences. For additional information regarding income taxes, see Note 7 to the Consolidated and Combined Financial Statements.

Off Balance Sheet Arrangements

At December 31, 2012, we had no significant off-balance sheet arrangements other than $1 million of outstanding letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers. These letters of credit may be drawn upon in the event of Engility’s nonperformance.

Quantitative and Qualitative Disclosures About Market Risk

See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our market risk.

Legal Proceedings and Contingencies

We are engaged in providing services under contracts with the U.S. government and, to a lesser degree, under foreign government contracts, some of which are funded by the U.S. government. All such contracts are subject to extensive legal and regulatory requirements, and, periodically, agencies of the U.S. government investigate whether such contracts were and are being conducted in accordance with these requirements. Under U.S. government procurement regulations, an indictment by a federal grand jury, or an administrative finding against us as to our present responsibility to be a U.S. government contractor or subcontractor, could result in the suspension for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. A conviction, or an administrative finding that satisfies the requisite level of seriousness, could result in debarment from contracting with the U.S. government for a specified term.

We are also subject to investigations, litigation, proceedings, claims or assessments and various contingent liabilities incidental to our businesses. Furthermore, in connection with certain business acquisitions, we have assumed some or all claims against, and liabilities of, such acquired businesses, including both asserted and unasserted claims and liabilities. For a description of our legal proceedings and contingencies, see “Item 3—Legal Proceedings” as well as Note 9 to the Consolidated and Combined Financial Statements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated and Combined Financial Statements. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates using assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and cost of revenue during the reporting period. The most significant of these estimates relate to the recoverability, useful lives and valuation of identifiable intangible assets and goodwill, income taxes and contingencies. Actual amounts will differ from these estimates and could differ materially. We believe that our critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are uncertain and inherently judgmental at the time of the estimate; (2) use of reasonably different assumptions could have changed our estimates, particularly with respect to recoverability of assets, and (3) changes in the estimate could have a material effect on our financial condition or results of operations. We believe the following critical accounting policies contain the more significant judgments and estimates used in the preparation of our financial statements.

Goodwill. We record goodwill in connection with the acquisition of businesses when the purchase price exceeds the fair values of the assets acquired and liabilities assumed. Generally, the largest intangible assets from the businesses that we acquire are the assembled workforces, which includes the human capital of the management, administrative, marketing and business development, engineering and technical employees of the acquired businesses. Since intangible assets for assembled workforces are part of goodwill in accordance with the accounting standards for business combinations, the substantial majority of the intangible assets for our business acquisitions are recognized as goodwill.

We review goodwill for impairment annually as of November 30 and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a two-step process for each reporting unit.

The first step in the process is to identify any potential impairment by comparing the carrying value of a reporting unit including goodwill and its fair value. We use a hybrid method valuation approach to determine the fair value of our reporting units which uses (1) discounted cash flow method (DCF), which is dependent upon estimates for future revenue, operating income, depreciation and amortization, income tax payments, working capital changes, and capital expenditures, as well as, expected long-term growth rates for cash flows; (2) Guideline Company Method, which uses valuation metrics from similar publicly traded companies; and (3) Guideline Transaction Method which uses valuation multiples from actual transactions in the Aerospace and Defense industry. All of these factors are affected by economic conditions related to the U.S. defense industry, as well as, conditions in the U.S. capital markets. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit.

We had five reporting units at December 31, 2012. The aggregate balance of goodwill declined by $426 million to $477 million at December 31, 2012 from $904 million at December 31, 2011 due to an impairment charge discussed below.

In connection with the preparation of our third quarter of 2012 financial statements, we conducted an interim test of our goodwill as of September 28, 2012. Our decision to conduct this review was a result of multiple events following the Spin-Off, including the change in our cost of capital as a stand-alone company. Following this review, we recorded a goodwill impairment charge of $426 million due to a decline in the estimated fair value of each reporting unit. The decline in fair value was primarily due to a change in the discount rate from the prior year and the elimination of a potential tax structure from our business unit valuation model, which increased the fair value of our reporting units in prior years. We also recorded a goodwill impairment charge of $77 million for the year ended December 31, 2011. The goodwill impairment charge was due to a decline in the estimated fair value of the LOTS reporting unit, which is part of the Mission Support Services segment, as a result of a decline in its projected future cash flows.

The more significant assumptions used in our DCF valuations to determine the fair values of our reporting units in connection with the goodwill valuation assessments at September 28, 2012, November 30, 2012 and November 30, 2011 were: (1) detailed three-year cash flow projections for each of our reporting units, which are based primarily on our estimates of future revenue, operating income and cash flows, (2) an expected long-term growth rate for each of our reporting units, which approximates the expected long-term growth rate for the U.S. economy and respective areas of the U.S. defense industry in which our reporting units operate and (3) risk adjusted discount rates, which represents the estimated weighted-average cost of capital (WACC) for each reporting unit and includes the estimated risk-free rate of return that is used to discount future cash flow projections to their present values. The decline in fair value was primarily due to a change in the discount rate from prior year, increased weighted average cost of capital (WACC) due to our increased costs as a stand-alone company compared to L-3 and the elimination of the value attributable to a potential tax structure. Our prior year assessment of goodwill as of November 30, 2011 included the fair value of a potential tax structure, which assumed that each reporting unit would be sold as a separate asset. There are substantial tax savings available to a purchaser for an asset sale as opposed to the purchaser of an entire entity by stock purchase or merger. As a result of our commitment to the strategic realignment, we no longer believe we would sell any of the current reporting units as separate assets. Accordingly, our assessment of goodwill does not use the estimated tax savings from a potential asset sale to increase the fair value of the reporting units.

Each reporting unit WACC was comprised of: (1) an estimated required rate of return on equity, based on publicly traded companies with business and economic risk characteristics comparable to each of our reporting units (Market Participants) and (2) an after-tax rate of return on Market Participants’ debt, each weighted by the relative market value percentages of Market Participants’ equity and debt. The WACC assumptions for each reporting unit are based on a number of market inputs that are outside of our control and are updated annually to reflect changes to such market inputs as of the date of our annual goodwill impairment assessments, including changes to: (1) the estimated required rate of return on equity based on historical returns on common stock securities of Market Participants and the Standard & Poor’s 500 Index over the prior two-year period, (2) the risk free rate of return based on the prevailing market yield on the 20-year U.S. Treasury bond, (3) the Moody’s 20 year Baa rate as of the Valuation Date, and (4) the relative market value percentages of Market Participants’ equity and debt.

We consistently consider several factors to determine expected future annual cash flows for our reporting units, including historical multi-year average cash flow trends by reporting unit and the expected future cash flow growth rates for each of our reporting units primarily based on our estimates of future revenue, operating income, and working capital changes. Furthermore, the substantial majority of our reporting units are primarily dependent upon the DoD budget and spending. We closely monitor changes in these factors and their impact on the expected cash flow of our reporting units.

Our DCF valuation is dependent upon several assumptions and is subject to uncertainties due to uncontrollable events, including future DoD budgets, U.S. government spending priorities for services, general economic conditions, and future strategic decisions concerning our reporting units. A change in any one or combination of the assumptions used in our DCF valuation could negatively impact the fair value of a reporting unit, resulting in additional goodwill impairments.

Identifiable Intangible Assets. As part of the accounting for our business acquisitions, identifiable intangible assets are recognized as assets if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged. The most significant identifiable intangible asset that is separately recognized for our business acquisitions is customer contractual relationships. All of our customer relationships are established through written customer contracts (revenue arrangements). The fair value for customer contractual relationships is determined, as of the date of the acquisition, based on estimates and judgments regarding expectations for the estimated future after-

tax earnings and cash flows arising from the follow-on revenue on contract (revenue arrangement) renewals expected from the customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and revenue, less a contributory assets charge, all of which is discounted to present value. Identifiable intangible assets are: (1) tested for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and (2) amortized over their estimated useful lives as the economic benefits are consumed, ranging from 4 to 30 years. We review and update our estimates of the duration of our customer contractual relationships and consistently consider several factors specific to our existing contracts, including DoD budgets and spending priorities. If such estimates indicate that the duration of our customer contractual relationships have decreased compared to the estimates made as of the date we acquired these intangible assets, then we accelerate the amortization period for our customer contractual relationships over their remaining useful economic life. Depending on the outcome of declining DoD budgets that could reduce funding for some of our revenue arrangements and increase competition for our services due to the uncertainty of future U.S. defense budgets, the value of our customer contractual relationships and their estimated useful lives could be adversely affected.

Valuation of Deferred Income Tax Assets and Liabilities. At December 31, 2012, we had deferred tax assets of $65 million and deferred tax liabilities of $74 million. Deferred income taxes are determined separately for each of our tax-paying entities in each tax jurisdiction. In assessing the need for a valuation allowance, we considered all available positive and negative evidence, including the future reversal of existing temporary timing differences (deferred tax liabilities), taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. Based on our deferred tax liabilities and our estimates of the amounts and timing of future taxable income, we believe that it is more likely than not that we will be able to realize our deferred tax assets. A change in the ability of our operations to continue to generate future taxable income could affect our ability to realize the future tax deductions underlying our deferred tax assets, and require us to provide a valuation allowance against our deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

Liabilities for Pending and Threatened Litigation. We are subject to litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to our business or assumed in connection with certain business acquisitions. In accordance with the accounting standards for contingencies, we accrue a charge for a loss contingency when we believe it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. If the loss is within a range of specified amounts, the most likely amount is accrued, and if no amount within the range represents a better estimate we accrue the minimum amount in the range. Generally, we record the loss contingency at the amount we expect to pay to resolve the contingency and the amount is generally not discounted to the present value. Amounts recoverable under insurance contracts are recorded as assets when recovery is deemed probable. Contingencies that might result in a gain are not recognized until realizable. Changes to the amount of the estimated loss, or resolution of one or more contingencies could have a material impact on our results of operations, financial position and cash flows. For a description of our legal proceedings and contingencies, see “Item 3—Legal Proceedings” as well as Note 9 to the Consolidated and Combined Financial Statements.

New Accounting Standards Implemented and Accounting Standards Issued and Not Yet Implemented

For a discussion of new accounting standards implemented, see Note 2 in the audited combined financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates for borrowings under our Credit Facility. A hypothetical 1% increase in interest rates would have increased our interest expense by approximately $2 million for the period from July 17, 2012 to December 31, 2012, the period for which we had outstanding borrowings under the Credit Facility, and likewise decreased our income and cash flows.

We are subject to credit risks associated with our cash and cash equivalents, and accounts receivable. We believe that the concentration of credit risk with respect to cash and cash equivalents is limited due to the high credit quality of these investments. We also believe that our credit risk associated with accounts receivable is limited as they are primarily with the U.S. federal government or prime contractors working for the U.S. federal government.

We have limited exposure to foreign currency exchange risk as the substantial majority of the business is conducted in U.S. dollars.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Engility Holdings, Inc.:

In our opinion, the consolidated and combined financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Engility Holdings, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 21, 2013

ENGILITY HOLDINGS, INC.

CONSOLIDATED AND COMBINED BALANCE SHEETS

(in thousands)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$27,021	$13,688
Receivables, net	366,236	394,842
Other current assets	30,658	23,114
Income taxes	4,174	—

Total current assets	428,089	431,644

Property, plant and equipment, net	11,941	12,629
Goodwill	477,604	904,040
Identifiable intangible assets, net	100,929	114,035
Other assets	8,887	5,473
Assets related to discontinued operations	—	35,426

Total assets	$1,027,450	$1,503,247

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$50,250	$—
Accounts payable, trade	20,725	53,299
Accrued employment costs	63,278	72,541
Accrued expenses	76,955	73,604
Advance payments and billings in excess of costs incurred	24,855	26,273
Deferred income taxes, current and income taxes payable	10,607	26,750
Other current liabilities	19,311	19,170

Total current liabilities	265,981	271,637

Long-term debt	284,750	—
Deferred income taxes, net	—	41,636
Income tax payable	68,725	58,288
Other liabilities	19,683	29,710
Liabilities related to discontinued operations	—	8,373

Total liabilities	639,139	409,644
Commitments and contingencies (see Note 9)
Equity:
Preferred stock, par value $0.01 per share, 25,000 shares authorized, none issued or outstanding as of December 31, 2012 or December 31, 2011	—	—
Common stock, par value $0.01 per share, 175,000 shares authorized, 16,703 shares issued and outstanding as of December 31, 2012 and 0 shares issued and outstanding as of December 31, 2011	168	—
Additional paid in capital	755,638	—
Accumulated deficit	(380,438)	—
Prior parent company investment	—	1,083,237
Non-controlling interest	12,943	10,366

Total equity	388,311	1,093,603

Total liabilities and equity	$1,027,450	$1,503,247

See notes to consolidated and combined financial statements

ENGILITY HOLDINGS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue	$1,555,310	$1,903,370	$2,328,766
Revenue from affiliated entities	100,034	167,411	45,530

Total revenue	1,655,344	2,070,781	2,374,296
Costs and expenses
Cost of revenue	1,315,352	1,618,421	1,954,206
Cost of revenue from affiliated entities	100,034	167,411	45,530

Total cost of revenue	1,415,386	1,785,832	1,999,736
Selling, general and administrative expenses	142,440	115,908	135,053
Goodwill impairment charge	426,436	76,600	172,000

Total costs and expenses	1,984,262	1,978,340	2,306,789

Operating (loss) income	(328,918)	92,441	67,507
Interest expense	(10,857)	—	—
Other income (expense), net	136	148	(887)

(Loss) income from continuing operations before income taxes	(339,639)	92,589	66,620
Provision for income taxes	5,156	66,562	74,595

(Loss) income from continuing operations	(344,795)	26,027	(7,975)
(Loss) income from discontinued operations before income taxes	(1,017)	5,735	1,795
(Benefit) provision for income taxes	(391)	2,777	561

(Loss) income from discontinued operations, net of tax	(626)	2,958	1,234

Net (loss) income	$(345,421)	$28,985	$(6,741)
Less: Net income attributable to non-controlling interest	4,952	3,126	2,125

Net income (loss) attributable to Engility	$(350,373)	$25,859	$(8,866)

(Loss) earnings per share allocable to Engility Holdings, Inc. common shareholders, basic and diluted
Net (loss) income per share from continuing operations less non-controlling interest	$(21.48)	$1.42	$(0.63)
Net (loss) income per share from discontinued operations	$(0.04)	$0.18	$0.08
Net (loss) income per share attributable to Engility	$(21.52)	$1.60	$(0.55)
Weighted average number of shares outstanding basic and diluted	16,281	16,118	16,118

See notes to consolidated and combined financial statements

ENGILITY HOLDINGS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)

	SHARES			DOLLARS
	2012	2011	2010	2012	2011	2010
Common stock
Common stock, beginning balance	—	—	—	$—	$—	$—
Issuance of common stock in connection with Spin-off	16,118	—	—	161	—	—
Employee stock awards and stock options	585	—	—	7	—	—

Common stock, ending balance	16,703	—	—	$168	$—	$—

Additional paid-in capital
Additional paid-in capital, beginning balance				$—	$—	$—
Conversion of prior parent company investment to additional-paid-in capital				748,335	—	—
Issuance of common stock attributable to Spin-off				(161)	—	—
Issuance of employee stock awards and stock option				7,464	—	—

Additional paid-in capital, ending balance				$755,638	$—	$—

Accumulated deficit
Accumulated deficit, beginning balance				$—	$—	$—
Net loss from July 18, 2012 to December 31, 2012				(380,438)	—	—

Accumulated deficit, ending balance				$(380,438)	$—	$—

Prior parent company investment
Prior parent company investment, beginning balance				$1,083,237	$1,218,643	$1,414,506
Net income (loss) from January 1 to December 31, 2011 and 2010, respectively				—	25,859	(8,866)
Net income from January 1, 2012 to July 17, 2012				30,065	—	—
Net transfer to prior parent company, including discontinued operations				(364,967)	(161,265)	(186,997)
Conversion of prior parent company investment to additional-paid-in capital				(748,335)	—	—

Prior parent company investment, ending balance				$—	$1,083,237	$1,218,643

Non-controlling interest
Non-controlling interest, beginning balance				$10,366	$8,786	$7,445
Net income attributable to non-controlling interest				4,952	3,126	2,125
Distributions to non-controlling interest member				(2,375)	(1,546)	(784)

Non-controlling interest, ending balance				$12,943	$10,366	$8,786

Total equity
Total equity, beginning balance	—	—	—	$1,093,603	$1,227,429	$1,421,951
Net change in common stock	16,703	—	—	168	—	—
Net change in additional paid-in capital	—	—	—	755,638	—	—
Net change in accumulated deficit	—	—	—	(380,438)	—	—
Net change in prior parent company investment	—	—	—	(1,083,237)	(135,406)	(195,863)
Net change in non-controlling interest	—	—	—	2,577	1,580	1,341

Total equity, ending balance	16,703	—	—	$388,311	$1,093,603	$1,227,429

See notes to consolidated and combined financial statements

ENGILITY HOLDINGS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income (loss)	$(345,421)	$28,985	$(6,741)
Less: income (loss) from discontinued operations, net of tax	(626)	2,958	1,234

Income (loss) from continuing operations	(344,795)	26,027	(7,975)
Goodwill impairment charge	426,436	76,600	172,000
Share-based compensation	7,487	—	—
Depreciation and amortization	18,001	22,594	24,613
Deferred income tax benefit	(63,375)	(20,814)	23,271
Loss on asset retirements	71	—	—
Changes in operating assets and liabilities, excluding acquired amounts:
Receivables	28,606	45,159	37,212
Other current assets	(193)	7,400	(17,833)
Accounts payable, trade	(32,574)	(4,070)	(8,595)
Accrued employment costs	(9,263)	(16,609)	(3,885)
Accrued expenses	3,351	2,109	2,759
Advance payments and billings in excess of costs incurred	(1,418)	9,335	(2,966)
Other liabilities	(128)	12,700	(25,442)

Net cash provided by operating activities from continuing operations	32,206	160,431	193,159
Investing activities:
Capital expenditures	(2,164)	(4,795)	(1,010)
Proceeds from sale of property, plant, and equipment	680	—	—
Other investing activities	—	1,000	1,126

Net cash provided by (used in) investing activities from continuing operations	(1,484)	(3,795)	116
Financing activities:
Gross borrowings from issuance of long-term debt	335,000	—	—
Dividend to prior parent company	(335,000)	—	—
Gross borrowings from revolving credit facility	30,690	—	—
Repayments of revolving credit facility	(30,690)	—	—
Debt issuance costs	(11,005)	—	—
Proceeds from share-based payment arrangements	1,225	—	—
Net transfers to prior parent company	(5,235)	(161,800)	(180,087)
Distributions to non-controlling interest member	(2,374)	(1,546)	(784)
Other	—	300	1,511

Net cash used in financing activities from continuing operations	(17,389)	(163,046)	(179,360)
Discontinued Operations:
Net cash provided by operating activities	25,952	4,023	4,063
Net cash used in investing activities	—	—	(1,688)
Net cash (used in) provided by financing activities	(25,974)	535	(6,910)
Cash balance of discontinued operations	22	(22)	—

Net cash provided by (used in) discontinued operations	—	4,536	(4,535)

Net increase (decrease) in cash and cash equivalents	13,333	(1,874)	9,380
Cash and cash equivalents, beginning of the year	13,688	15,562	6,182

Cash and cash equivalents, end of the year	$27,021	13,688	$15,562

Supplemental cash flow disclosure:
Cash paid for taxes	$15,972	$—	$—
Cash paid for interest	$9,167	$—	$—

See notes to consolidated and combined financial statements

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(amounts in thousands except per share data or where specified)

1. Basis of Presentation

Spin-Off from L-3: On July 17, 2012, L-3 Communications Holdings, Inc. completed the Spin-Off of Engility Holdings, Inc. from L-3. We retained the systems engineering and technical assistance (SETA), training and operational support services businesses that were previously part of L-3’s Government Services segment. For the periods prior to July 17, 2012, Engility Holdings was a subsidiary of L-3 Communications Holdings, Inc. Unless the context indicates otherwise, (i) references to Engility, the Company, we, us or our refer to Engility Holdings, Inc. and its subsidiaries and (ii) references to L-3 refer to L-3 Communications Holdings and its subsidiaries.

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

On July 17, 2012, we entered into a senior secured credit agreement (the Credit Facility) that provides for total aggregate borrowings of $400 million under a $335 million senior secured term loan facility and a $65 million senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto. In addition, the Credit Facility provides for uncommitted incremental facilities, our subsidiary Engility Corporation, as the borrower, may request in an aggregate principal amount of up to $35 million. On this same date, we borrowed $335 million under this Credit Facility under the term loan, which we paid as a cash dividend to L-3.

Description of Business: Engility, through its predecessors, has provided mission critical services to the U.S. government for over four decades. Our customers include the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Agency for International Development (USAID), U.S. Department of State (DoS), Federal Aviation Administration (FAA), Department of Homeland Security (DHS), and allied foreign governments. We attribute the strength of our customer relationships to our singular focus on services, our industry-leading capabilities in program planning and management, superior past performance, and the experience of our people and their commitment to our customers’ missions. As of December 31, 2012, we employed approximately 7,800 individuals globally and operate in over 40 countries. We are led by an experienced executive team, which is composed of industry and government veterans.

We operate in two segments: Professional Support Services and Mission Support Services. Our Professional Support Services segment provided SETA services, program management support and software engineering lifecycle sustainment and support services. Through our Mission Support Services segment, we provided capabilities such as defense related training, education and support services, law enforcement training, national security infrastructure and institutional development Effective upon our strategic realignment which was completed in the first quarter of 2013, we realigned our business with core competencies in six key areas: (i) specialized technical consulting; (ii) program and business support services; (iii) engineering and technology lifecycle support; (iv) information technology modernization and sustainment; (v) supply chain services and logistics management; and (vi) training and education.

Principles of Consolidation and Combination and Basis of Presentation: The consolidated and combined financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and reflect the financial position, results of operations and cash flows of Engility as a separate stand-alone entity beginning July 18, 2012. For periods presented prior to the Spin-Off, the accompanying combined financial statements of Engility are derived from the accounting records of L-3 as if it operated on a stand-alone basis. All significant intercompany transactions between the combined businesses that comprise Engility were eliminated.

For periods prior to the Spin-Off, the combined statements of operations include expense allocations for the corporate functions provided to the Company by L-3, including, but not limited to, executive management, finance, legal, human resources, employee benefits administration, treasury, tax, internal audit, information technology, communications, ethics and compliance,

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS-(Continued)

(amounts in thousands except per share data or where specified)

insurance, and stock-based compensation. These expenses were allocated to the Company for such periods on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or headcount. We believe these allocations have been made on a consistent basis and are a reasonable reflection of the utilization of the services received by, or benefits provided to Engility by L-3 during the periods presented. Management believes, based on the current and historical organizational and information technology structure, that the costs allocated by L-3 approximate the costs required for Engility to operate as a stand-alone public company. However, actual costs that may have been incurred, had Engility been a stand-alone company prior to the Spin-Off, would have depended on a number of factors, including the stand-alone organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.

Following the Spin-Off, Engility performed these functions using internal resources and purchased services, some of which have been provided by L-3 during a transitional period pursuant to the Transitional Services Agreement.

For periods prior to the Spin-Off, transactions between Engility and L-3 have been included in the combined financial statements, were considered to be effectively settled for cash at the time the transaction is recorded, and therefore are included as financing activities in the Combined Statements of Cash Flows. The net effect of these transactions is included in the Combined Balance Sheets as prior parent company investment.

Prior to the Spin-Off, L-3 used a centralized approach to cash management and financing its operations. The majority of our cash receipts were transferred to L-3 daily and L-3 funded our working capital and capital expenditure requirements as needed. Cash transfers to and from L-3’s cash management accounts are recorded in prior parent company investment in the Consolidated and Combined Balance Sheets.

Prior to the Spin-Off, the combined financial statements include certain assets and liabilities that have been recorded at the L-3 corporate level but were specifically identifiable or otherwise attributable to Engility.

Prior to the Spin-Off, the businesses that comprise Engility guaranteed L-3’s third party debt on a full and unconditional, joint and several basis, along with substantially all of L-3’s other material domestic subsidiaries. Following the Spin-Off, the businesses that comprise Engility no longer guaranteed L-3’s debt.

See Note 6 for a further description of the transactions between Engility and L-3.

Prior Parent Company Investment: Prior to the Spin-Off, our prior parent company investment in the Combined Balance Sheets represented L-3’s historical investment in Engility, the net effect of cost allocations from and transactions with L-3, net cash transfers to L-3, and Engility’s accumulated earnings.

Non-controlling Interest: Engility holds a 50.1% majority interest in Forfeiture Support Associates J.V. (FSA). The results of operations of FSA are included in Engility’s Consolidated and Combined Statements of Operations from the date control was obtained. The non-controlling interest reported on the Consolidated and Combined Balance Sheets represents the portion of FSA’s equity that is attributable to the non-controlling interest.

Accounting Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates using assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant of these estimates relate to the recoverability, useful lives and valuation of identifiable intangible assets and goodwill, income taxes and contingencies. Actual amounts will differ from these estimates and could differ materially.

Revenue Recognition: Substantially all of our revenue is generated from written contractual revenue arrangements. A substantial majority of our contractual (revenue) arrangements have a period of performance of 12 months or less and, given their short duration, generally have few contract modifications. The sales price for our revenue arrangements are generally either cost-plus fixed fee, cost-plus award fee, time-and-material or fixed-price type. Depending on the contractual scope of work, we utilize either accounting standards for revenue arrangements with commercial customers or contract accounting standards for these contracts.

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS-(Continued)

(amounts in thousands except per share data or where specified)

Revenue and profits on cost-plus type contracts are recognized as allowable costs are incurred on the contract, at an amount equal to the allowable costs plus the earned fees on those costs as the Company becomes contractually entitled to reimbursement of the costs and the applicable fees. The fee on a cost-plus type contract is fixed or variable based on the contractual fee arrangement. Cost-plus type contracts with award fee provisions are our primary variable contract fee arrangement. Award fees provide for a fee based on actual performance relative to contractually specified criteria. Revenue and profit on award fees are recorded when awarded by the customer.

Revenue and profits on time-and-material type contracts are recognized on the basis of direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of materials and other direct non-labor costs.

Revenue for fixed-price service contracts that do not contain measurable units of work performed are generally recognized on a straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations are fulfilled, in a different manner. Revenue on fixed-price service contracts that contain measurable units of work performed is generally recognized when the units of work are completed.

Revenue for fixed-price type contracts covered by contract accounting standards are recognized using a ratio of actual cumulative costs incurred to total estimated costs at completion of the contract multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. A single estimated total profit margin is used to recognize profit. Losses on contracts are recognized in the period in which they become evident. The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made.

Revenue and profit in connection with contracts to provide services to the U.S. government that contain collection risk because the contracts are incrementally funded and subject to the availability of funds appropriated, are deferred until a contract modification is obtained, indicating that adequate funds are available to the contract or task order.

Cost of Revenue: Cost of revenue primarily consists of compensation expenses for program personnel, the fringe benefits associated with this compensation, other direct expenses incurred to complete programs, including cost of materials and subcontract efforts.

Selling, General, and Administrative Expenses: Selling, general and administrative expenses are expensed as incurred.

Stock-Based Compensation: Certain key employees of Engility participate in stock-based compensation plans. We follow the fair value based method of accounting for stock-based employee compensation, which requires us to expense all stock-based employee compensation. We issue restricted stock units and non-qualified stock options under our existing plans to employees of the Company. Compensation expense is recognized for the entire award, net of estimated forfeitures, on a straight line basis over the requisite service period, which is generally three years, based on the grant date fair value.

Income Taxes: Prior to the Spin-Off, our operations had historically been included in L-3’s U.S. federal and state income tax returns and all income taxes have been paid by L-3. Income taxes are presented in these combined financial statements as if we filed our own tax returns on a standalone basis. Following the Spin-Off, we file our income taxes as a stand-alone entity.

We provide for income taxes using the asset and liability method. Deferred income tax assets and liabilities reflect tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, as determined under enacted tax laws and rates. The effect of changes in tax laws or rates is accounted for in the period of enactment. Valuation allowances for deferred tax assets are provided when it is more likely than not that the assets will not be realized, considering, when appropriate, future taxable income and tax planning strategies.

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS-(Continued)

(amounts in thousands except per share data or where specified)

Income tax accounting standards prescribe (1) a minimum recognition threshold that an income tax benefit arising from an uncertain income tax position taken, or expected to be taken, on an income tax return is required to meet before being recognized in the financial statements and (2) the measurement of the income tax benefits recognized from such positions. Our accounting policy is to classify uncertain income tax positions that are not expected to be resolved in one year as non-current income tax liabilities and to classify potential interest and penalties on uncertain income tax positions as elements of the provision for income taxes on its financial statements.

Cash and Cash Equivalents: Cash and cash equivalents represent cash that is directly attributable to the Company. Cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase.

Property, Plant and Equipment: Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by applying the straight-line method to the estimated useful lives of the related assets. Useful lives for buildings are 30 years. Useful lives for building improvements range from 5 to 23 years and useful lives for machinery, equipment, furniture and fixtures range from 2 to 15 years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from our balance sheet and the net gain or loss is included in the determination of operating income. Maintenance and repairs are charged to expense as incurred.

Goodwill: We record goodwill in connection with the acquisition of businesses when the purchase price exceeds the fair values of the assets acquired and liabilities assumed. Generally, the largest intangible assets from the businesses that we acquire are the assembled workforces, which includes the human capital of the management, administrative, marketing and business development, engineering and technical employees of the acquired businesses. The success of our businesses, including our ability to retain existing business (revenue arrangements) and to successfully compete for and win new business (revenue arrangements), is primarily dependent on the management, marketing and business development, contracting, engineering and technical skills and knowledge of our employees, rather than on productive capital (plant and equipment, and technology and intellectual property). Additionally, for a significant portion of its businesses, our ability to attract and retain employees who have U.S. government security clearances, particularly those of top-secret and above, is critical to our success, and is often a prerequisite for retaining existing revenue arrangements and pursuing new ones. Therefore, because intangible assets for assembled workforces are part of goodwill in accordance with the accounting standards for business combinations, the substantial majority of the intangible assets for our business acquisitions are recognized as goodwill. Additionally, the value assigned to goodwill for our business acquisitions also includes the value that we expect to realize from cost reduction measures that we implement for our acquired businesses.

The carrying value of goodwill is not amortized, but is tested for impairment annually as of November 30 as well as whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a two-step process for each reporting unit. A reporting unit is an operating segment, as defined by the segment reporting accounting standards, or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed by operating segment management. The first step in the process is to identify any potential impairment by comparing the carrying value of a reporting unit including goodwill and its fair value. We determine the fair value of our reporting units using a discounted cash flow valuation approach. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit.

Identifiable Intangible Assets: As part of the accounting for our business acquisitions, identifiable intangible assets are recognized as assets if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged. We do not recognize any intangible assets apart from goodwill for the assembled workforces of our business acquisitions.

Identifiable intangible assets include customer contractual relationships, technology and favorable leasehold interests. The initial measurement of these intangible assets is based on their fair values. The most significant identifiable intangible asset that is separately recognized for our business acquisitions is customer contractual relationships. All of our customer relationships are established through written customer contracts (revenue arrangements). The fair value for customer contractual relationships is determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows (including cash flows for working capital) arising from the follow-on revenue on contract (revenue arrangement) renewals expected from the customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and revenue, less a contributory assets charge, all of which is discounted to present value.

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS-(Continued)

(amounts in thousands except per share data or where specified)

Identifiable intangible assets are: (1) tested for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and (2) amortized over their estimated useful lives as the economic benefits are consumed, ranging from 4 to 30 years. We review and update our estimates of the duration of our customer contractual relationships. If such estimates indicate that the duration of our customer contractual relationships have decreased compared to the estimates made as of the date that we acquired these intangible assets, then we accelerate the amortization period for our customer contractual relationships over their remaining useful economic life.

Earnings per Share: For periods prior to the Spin-Off, basic and diluted earnings per share (EPS) were calculated using 16,118 shares of our common stock that were distributed to L-3 shareholders on July 17, 2012. For periods after the Spin-Off, basic EPS exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. For periods after the Spin-Off, diluted EPS reflect the weighted-average effect of all potentially dilutive securities outstanding during the periods. Diluted EPS include the incremental effect of the employee stock purchase plan, restricted stock units, and stock options calculated using the treasury stock method. For the year ended December 31, 2012, no shares were included due to anti-dilutive effects.

	Year Ended December 31,
	2012	2011	2010
Net income (loss) attributable to Engility from continuing operations less non-controlling interest	$(349,747)	$22,901	$(10,100)
Net income (loss) attributable to Engility from discontinued operations	$(626)	$2,958	$1,234
Net income (loss) attributable to Engility	$(350,373)	$25,859	$(8,866)
Weighted average number of shares outstanding (in thousands) – Basic	16,281	16,118	16,118
Assumed exercise of stock options	—	—	—
Unvested restricted stock awards	—	—	—
Employee stock purchase plan contributions	—	—	—
Weighted average number of shares outstanding (in thousands) – Diluted	16,281	16,118	16,118
Earnings (loss) per share attributable to Engility – basic and diluted
Net income (loss) per share from continuing operations less non-controlling interest	$(21.48)	$1.42	$(0.63)
Net income (loss) per share from discontinued operations	$(0.04)	$(0.18)	$0.08
Net income (loss) per share attributable to Engility	$(21.52)	$1.60	$(0.55)

2. New Accounting Standards Implemented

Effective January 1, 2012, we retrospectively adopted a new accounting standard issued by the Financial Accounting Standards Board (FASB) for the presentation of comprehensive income in financial statements. The adoption of this standard resulted in no changes to the presentation of comprehensive income as we have no components of other comprehensive income, such as foreign currency translation adjustments or unrealized gains or losses on hedging instruments, in the periods presented within the unaudited consolidated and combined financial statements. The adoption of this standard did not have an impact on our financial position, results of operations or cash flows.

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS-(Continued)

(amounts in thousands except per share data or where specified)

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

3. Receivables

Our receivables principally relate to contracts with the U.S. government and prime contractors or subcontractors of the U.S. government. Revenue from the U.S. government under prime contracts and subcontracts, as compared to total revenue, were approximately 99%, 98%, and 97% for the years ended December 31, 2012, 2011, and 2010, respectively. The components of contract receivables are presented in the table below.

	December 31,
	2012	2011
Billed receivables	$172,042	$149,086
Unbilled receivables	198,248	248,149
Allowance for doubtful accounts	(4,054)	(2,393)

Total receivables, net	$366,236	$394,842

Amounts billable consist principally of amounts to be billed within the next month, generally from cost-plus type contracts and time-and-material type contracts due to the timing of preparation of invoices to customers. Revenue recorded in excess of milestone billings on fixed-price type contracts consist of amounts not expected to be billed within the next month. Such amounts are converted to billed receivables when invoiced to customers according to contractual billing terms, which generally occur when performance milestones are completed. We believe that significantly all of the unbilled contract receivables at December 31, 2012 will be billed and collected within one year.

We do not believe that we have significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government. The allowance for doubtful accounts primarily represents the our estimate for exposure to compliance, contractual issues and bad debts related to prime contractors and commercial customers.

The following table details the Allowance for Doubtful Accounts for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
Balance at beginning of year	$2,393	$2,282	$2,477
Change to due to discontinued operations	(210)	—	—
Charged to expense	2,573	284	110
Deductions	(702)	(173)	(305)
Balance at end of year	$4,054	$2,393	$2,282

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS-(Continued)

(amounts in thousands except per share data or where specified)

4. Goodwill and Identifiable Intangible Assets

Goodwill: In accordance with the accounting standards for business combinations, we record the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation).

Goodwill Impairment Review

We review goodwill for impairment annually as of November 30 and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a two-step process for each reporting unit. We determined our reporting units based on each division of our operating segments. Each division represented a business, which had discrete financial information available, whose operating results were regularly reviewed by division management. In connection with the preparation of our third quarter financial statements, we conducted an interim test of our goodwill as of September 28, 2012. Our decision to conduct this review was a result of multiple events following the spin-off, including the change in our cost of capital as a stand-alone company. Following this review, we recorded a goodwill impairment charge of approximately $426 million for the quarterly period ended September 28, 2012 due to a decline in the estimated fair value of each reporting unit. We also performed our annual goodwill impairment review of our reporting units as of November 30, 2012. Following this annual review, we concluded that the carrying amounts of the reporting units’ goodwill were not impaired as of November 30, 2012. During the years ended December 31, 2011 and 2010, we recorded goodwill impairment charges of $77 million and $172 million, respectively, base on our annual impairment testing as of November 30 of the respective years.

The 2012 goodwill impairment charge of $426 million was due to a decline in the estimated fair value of each reporting unit. This decline in fair value was primarily due to a change in the discount rate from prior year, increased weighted average cost of capital (WACC) due to our increased costs as a stand-alone company compared to L-3 and the elimination of the value attributable to a potential tax structure. Our prior year assessment of goodwill as of November 30, 2011 included the fair value of a potential tax structure, which assumed that each reporting unit could be sold as a separate asset. There are substantial tax savings available to a purchaser for an asset sale as opposed to the purchaser of an entire entity by stock purchase or merger. As a result of our strategic realignment, we no longer believe we would sell any of the current reporting units as separate assets. Accordingly, our assessment of goodwill does not use the estimated tax savings from a potential asset sale to increase the fair value of the reporting units.

The first step of the November 30, 2011 annual impairment test indicated that a portion of the $77 million of goodwill for our Linguist Operations & Technical Support (LOTS) reporting unit may not have been recoverable. The first step of the November 30, 2010 annual impairment test indicated that a portion of the $428 million of goodwill for our Global Security & Engineering Solutions (GS&ES) reporting unit and a portion of the $88 million of goodwill for the Company’s LOTS reporting unit may not have been recoverable. We performed the second step of the impairment tests to measure the impairment losses for 2011 and 2010 and determined that the implied goodwill was (i) $77 million lower in 2011 and $11 million lower in 2010 than the respective carrying amounts of goodwill for the LOTS reporting unit, and (ii) $161 million lower in 2010 than the respective carrying amount for the GS&ES reporting unit. Accordingly, we recorded non-cash charges of $77 million and $172 million for the years ended December 31, 2011 and 2010, respectively, for the impairment of goodwill. The goodwill impairment charges were due to a decline in the estimated fair value of the LOTS and GS&ES reporting units as a result of a decline in their projected future cash flows. The decline in projected cash flows in 2011 and 2010 for the LOTS reporting unit was due to lower expected revenue resulting from the drawdown of U.S. military forces from Iraq which began in 2010 and was completed in 2011. The decline in projected cash flows in 2010 for the GS&ES reporting unit was primarily due to increased competition putting pressure on operating margins and cash flow. The LOTS reporting unit is part of the Mission Support Services segment and the GS&ES reporting unit is part of the Professional Support Services Segment.

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS-(Continued)

(amounts in thousands except per share data or where specified)

The table below presents our reporting units by segment, the associated goodwill balance and the associated impairment charge.

	Goodwill Balance As of December 31,		Impairment Charges Recorded during the Year Ended December 31,
	2012	2011	2012	2011	2010
Command and Control Systems & Software	$189,640	$397,686	$208,046	$—	$—
Global Security & Engineering Solutions	58,063	192,048	133,985	—	160,900
Engility Services Inc.	30,940	75,146	44,206	—	—

Professional Support Services Segment	278,643	664,880	386,237	—	160,900

Training and Operational Support (MPRI)	198,961	239,160	40,199	—	—
Linguist Operations & Technical Support (LOTS)	—	—	—	76,600	11,100

Mission Support Services Segment	198,961	239,160	40,199	76,600	11,100

Total	$477,604	$904,040	$426,436	$76,600	$172,000

The fair value measurement was calculated using unobservable inputs to the discounted cash flow method, which are classified as Level 3 within the fair value hierarchy under U.S. GAAP. The key assumptions we used to estimate the fair values of our reporting units are:

•	Discount rates;

•	Compounded annual revenue growth rates;

•	Average operating margins; and

•	Terminal value capitalization rate (capitalization rate).

•	Guideline Company valuations

•	Guideline Transactions

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

Inherent in our development of the present value of future cash flow projections are assumptions and estimates derived from a review of our expected revenue growth rates, profit margins, business plans, cost of capital and tax rates. We also make assumptions about future market conditions, market prices, interest rates, and changes in business strategies. Changes in our assumptions or estimates could materially affect the determination of the fair value of a reporting unit and, therefore, could eliminate the excess of fair value over the carrying value of a reporting unit entirely and, in some cases, could result in impairment. Such changes in assumptions could be caused by a loss of one or more significant contracts, reductions in government and/or private industry spending, or a decline in the demand of our services due to changing economic conditions. Given the contractual nature of our business, if we are unable to win or renew contracts; unable to estimate and control our contract costs; fail to adequately perform to our clients’ expectations; fail to procure third-party subcontractors, or fail to adequately secure funding for our projects, our profits, revenue and growth over the long-term would decline and such a decline could significantly affect the fair value assessment of our reporting units and cause our goodwill to become impaired.

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS-(Continued)

(amounts in thousands except per share data or where specified)

Identifiable Intangible Assets

Information on our identifiable intangible assets that are subject to amortization is presented in the table below.

		December 31,
		2012			2011
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)
Customer contractual relationships	28	178,630	$77,762	$100,868	$178,630	$64,707	$113,923
Technology	—	29,259	29,259	—	29,259	29,259	—
Favorable leasehold interests	4	1,827	1,765	62	1,827	1,715	112

Total		$209,716	$108,786	$100,930	$209,716	$95,681	$114,035

Our recorded amortization expense for our identifiable intangible assets is presented in the table below.

	Year Ended December 31,
	2012	2011	2010
Amortization expense	$13,106	$17,285	$19,361

Based on gross carrying amounts at December 31, 2012, our estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2013 through 2017 are presented in the table below.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Amortization expense	$4,944	$6,585	$8,519	$8,484	$8,724

5. Property, Plant and Equipment

	December 31,
	2012	2011
Land	$1,321	$2,200
Buildings and improvements	2,823	3,682
Machinery, equipment, furniture and fixtures	27,862	27,291
Leasehold improvements	9,505	9,749

Gross property, plant and equipment	41,511	42,922
Accumulated depreciation and amortization	(29,570)	(30,293)

Property, plant and equipment, net	$11,941	$12,629

	Year Ended December 31,
	2012	2011	2010
Depreciation expense	$3,233	$5,309	$5,252

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS-(Continued)

(amounts in thousands except per share data or where specified)

6. Related Party Transactions and Prior Parent Company Investment

Allocation of Corporate Expenses: Prior to the Spin-Off, the Combined Statements of Operations include L-3 corporate expense allocations for corporate functions provided to the Company, which are reported within selling, general and administrative expenses, totaling $15 million, $34 million and $41 million for the years ended December 31, 2012, 2011 and 2010, respectively. The remaining corporate allocations of $22 million, $50 million, and $70 million for the years ended December 31, 2012, 2011 and 2010, respectively, represent direct corporate expenses. Direct corporate expenses include employee benefits, stock-based compensation, insurance, and treasury expenses that have been allocated based on direct usage by the Company.

Related Party Revenue and Cost of Revenue: Prior to the Spin-Off, we were a party to transactions to purchase and sell products and services to and from other L-3 subsidiaries and divisions. Revenue earned from these formerly affiliated entities were $100 million, $167 million, and $46 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

Prior Parent Company Investment: Net transfers to prior parent company are included within prior parent company investment on the Combined Statements of Equity. The components of our net transfers to prior parent company are presented in the table below.

	Year Ended December 31
	2012	2011	2010
Intercompany Revenue and Purchases, Net	$(90,915)	$(147,762)	$(22,733)
Cash Pooling and general financing activities	40,624	(185,716)	(317,997)
Corporate allocations	37,748	83,660	110,715
Income Taxes	33,282	87,483	56,838
Net transfers related to GSS	(25,974)	535	(6,910)

Total net transfers to prior parent company	$(5,235)	$(161,800)	$(180,087)

7. Income Taxes

Prior to the Spin-Off, our operations were historically included in L-3’s U.S. federal and state income tax returns. Income taxes are presented in these combined financial statements as if we filed our own tax returns on a standalone basis. These amounts may not reflect tax positions taken or to be taken by L-3, and have been available for use by L-3 and may remain with L-3 after the separation from L-3. Following the Spin-Off, we file our tax returns as a stand-alone entity.

Income from continuing operations before income taxes is summarized in the table below.

	Year Ended December 31,
	2012	2011	2010
Domestic	$(340,613)	$91,495	$65,370
Foreign	974	1,094	1,250

Income (loss) from continuing operations before income taxes	$(339,639)	$92,589	$66,620

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS-(Continued)

(amounts in thousands except per share data or where specified)

The components of our current and deferred portions of the provision for income taxes from continuing operations are presented in the table below.

	Year Ended December 31,
	2012	2011	2010
Current income tax provision:
Federal	$39,096	$73,447	$44,404
State and local	6,014	12,613	5,877
Foreign	292	1,317	1,044

Subtotal	45,402	87,377	51,325
Deferred (benefit) income tax provision:
Federal	(34,918)	(16,954)	18,987
State and local	(5,328)	(3,861)	4,283

Subtotal	(40,246)	(20,815)	23,270

Total provision for income taxes	$5,156	$66,562	$74,595

A reconciliation of the statutory federal income tax rate to our effective income tax rate from continuing operations is presented in the table below.

	Year Ended December 31,
	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.3	3.3	3.4
Goodwill impairment	(38.9)	31.8	72.0
Other, net	(0.9)	1.8	1.6

Effective income tax rate	(1.5)%	71.9%	112.0%

The significant components of our deferred tax assets and liabilities are presented in the table below.

	December 31,
	2012	2011
Deferred tax assets:
Compensation and benefits	$18,060	$24,384
Unrecognized tax benefits	34,950	18,279
Fixed assets	1,300	—
Other	10,669	14,867

Gross deferred tax assets	64,979	57,530
Deferred tax liabilities:
Goodwill and other intangible assets	$43,162	$64,409
Income recognition on contracts in process	30,907	55,969
Other	96	5,377

Gross deferred tax liabilities	74,165	125,755

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS-(Continued)

(amounts in thousands except per share data or where specified)

The following table presents the classification of our net deferred tax liabilities.

	December 31,
	2012	2011
Current deferred tax liabilities	$10,607	$26,589
Non-current deferred tax liabilities	(1,421)	41,636

Total net deferred tax liabilities	$9,186	$68,225

As of December 31, 2012, the total amount of unrecognized tax benefits, including interest and penalty, was $68 million, which would not significantly reduce the effective income tax rate, if recognized. A reconciliation of the change in unrecognized income tax benefits, excluding potential interest and penalties, is presented in the table below.

	Year Ended December 31,
	2012	2011	2010
Balance at January 1	$50,417	$48,072	$53,887
Additions for tax positions related to the current year	1,240	—	4,606
Additions/reductions for tax positions related to prior years	7,889	2,345	(10,421)
Lapse of statute of limitations	(573)	—	—

Balance at December 31	$58,973	$50,417	$48,072

For the periods prior to the Spin-Off, we filed our Federal and certain state tax returns on a consolidated and combined basis with L-3. In addition, we and our subsidiaries filed income tax returns in various state and foreign jurisdictions. The statutes of limitations for the L-3’s U.S. Federal income tax returns for the years ended December 31, 2009 through 2011 are open as of December 31, 2012. As of December 31, 2012, we anticipate that unrecognized tax benefits will decrease by approximately $0.1 million over the next 12 months due to potential resolution of unrecognized tax benefits involving several jurisdictions and closing of tax statutes. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

As of December 31, 2012 and 2011, non-current income taxes payable includes accrued potential interest of $2.8 million ($1.7 million after income taxes) and $2.8 million ($1.7 million after income taxes), respectively, and potential penalties of $6.9 million and $5.1 million, respectively. With respect to the interest related items, our income tax expense included an expense of $0.1 million, a expense of $2.2 million, and a benefit of $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

8. Stock-Based Compensation

Stock-based Compensation Plans.

Long Term Performance Plan

Following the Spin-Off, certain of our employees participate in our 2012 Long Term Performance Plan (2012 LTPP), which is substantially similar to the L-3 2008 Long Term Performance Plan (2008 LTPP). Immediately prior to the Spin-Off, certain of our employees participated in the following L-3 stock based compensation plans: 2008 LTPP, 1999 Long Term Performance Plan and 1997 Stock Option Plan (collectively, the L-3 Plans). Following our Spin-Off from L-3, we assumed under the 2012 LTPP each outstanding option to purchase L-3 common stock and each L-3 RSU held by our employees.

Directors Stock Incentive Plan

In connection with the Spin-Off, we adopted a 2012 Directors Stock Incentive Plan (DSIP) that permits us to make equity grants to the non-executive members of our Board of Directors.

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS-(Continued)

(amounts in thousands except per share data or where specified)

Stock Options. The exercise price of Engility stock options granted under the 2012 LTPP may not be less than the fair market value of Engility’s common stock on the date of grant. Options expire after 10 years from the date of grant and vest ratably over a three year period on the annual anniversary of the date of grant. All unvested options are subject to forfeiture upon termination of employment (subject to customary exceptions for death or disability). All of the stock option awards issued under the Plans are non-qualified stock options for U.S. income tax regulations.

Stock Option Fair Value Estimation Assumptions. The fair value of stock options was estimated at the date of the grant using the Black-Scholes option-pricing valuation model. The valuation model is affected by Engility’s stock price as well as weighted average assumptions for a number of subjective variables described below. For periods prior to the Spin-Off, the assumptions used L-3’s stock price and related data to value the options granted.

•	Expected Holding Period. The expected holding period of stock options granted represents the period of time that stock options granted are expected to be outstanding until they are exercised. The Company uses historical stock option exercise data to estimate the expected holding period.

•	Expected Volatility. Expected volatility is based on Engility’s historical share price volatility matching the expected holding period.

•	Expected Dividend Yield. Expected dividend yield is based on Engility’s anticipated dividend payments and historical pattern of dividend increases over the expected holding period.

•	Risk-Free Interest Rate. The risk-free interest rates for stock options are based on U.S. Treasuries for a maturity matching the expected holding period.

•	The table below presents a summary of our stock option activity changes for the periods noted.

	Number of Options	Weighted- Average Exercise Price per Share	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	500	$16.73	4.1	$0.6
Granted	53	16.83
Forfeited	(284)	16.83
Exercised	(84)	14.67

Outstanding at December 31, 2012	185	$17.54	5.3	$348

Vested and expected to vest at December 31, 2012	176	$17.00	4.9	336

Exercisable at December 31, 2012	125	17.51	3.5	238

Changes in assumptions can materially impact the estimated fair value of stock options. The weighted average assumptions used in the valuation model are presented in the table below.

	Grants 2012	Grants 2011	Grants 2010
Expected holding period (in years)	4.8	4.8	4.3
Expected volatility	28.0%	27.0%	27.0%
Expected dividend yield	3.5%	2.8%	2.1%
Risk-free interest rate	0.8%	2.0%	2.1%

Restricted Stock Units. We award restricted stock units that automatically convert into shares of our common stock upon vesting. These awards are subject to forfeiture until certain restrictions have lapsed, including a three year cliff vesting period starting on the date of grant. The grant date fair value of the restricted stock unit awards is based on our closing stock price at the date of grant, or with respect to grants made prior to the Spin-Off, L-3’s closing stock price at the date of grant, and is generally recognized as compensation expense on a straight-line basis over the vesting period.

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS-(Continued)

(amounts in thousands except per share data or where specified)

The table below presents a summary of our nonvested restricted stock units awards under the LTPP and the DSIP as of December 31, 2012 and changes for the year then ended.

	Number of Unit	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2011	742	$19.25
Granted	516	17.43
Forfeited	(268)	18.99
Vested	(191)	17.59

Nonvested balance at December 31, 2012	799	18.56

As of December 31, 2012, there was $9.6 million of total unrecognized compensation cost of unvested stock compensation arrangements. This cost is expected to be fully amortized over the next three years, with $4.5 million, $3.5 million, and $1.6 million, amortized during 2013, 2014, and 2015, respectively. These future costs include an estimated forfeiture rate. Our stock compensation costs may differ based on actual experience. The cost of stock compensation is included in the Consolidated Statements of Income before, or in conjunction with, the vesting of options.

Stock based compensation expense is summarized in the table below (in thousands).

	2012	2011	2010
2012 LTPP and predecessor plan	$3,322	$6,563	$7,049
DSIP	225	—	—
2012 ESPP and predecessor plan	—	—	1,566

Total before income taxes	3,547	6,563	8,615
Income taxes	(3,684)	(2,566)	(2,757)

Total after income taxes	$(137)	$3,997	$5,858

Employee Stock Purchase Plan

Effective July 17, 2012, we adopted the 2012 Employee Stock Purchase Plan (ESPP). Following the Spin-Off, certain of our employees participate in our 2012 ESPP (2012 ESPP), which is substantially similar to the L-3 2009 Employee Stock Purchase Plan (2009 ESPP). Under the ESPP, eligible employees are offered options to purchase shares of our common stock at the end of each six-month offering period at 95% of fair market value based on the average of the highest and lowest sales prices for our stock on the purchase date. Eligible employees generally include all employees of Engility. Offering periods begin on the first trading day in January and July of each calendar year and end on the last trading day in June and December of each calendar year. Share purchases are funded through payroll deductions of up to 10% of an employee’s eligible compensation for each payroll period, or $25,000 each calendar year. There were no purchases of stock under the ESPP for 2012.

9. Commitments and Contingencies

Non-Cancelable Operating Leases

We lease certain facilities and equipment under agreements expiring at various dates through 2020. Certain leases contain renewal options or escalation clauses providing for increased rental payments based upon maintenance, utility and tax increases. No lease agreement imposes a restriction on our ability to pay dividends, engage in debt or equity financing transactions, or enter into further lease agreements.

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS-(Continued)

(amounts in thousands except per share data or where specified)

The following table presents future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2012.

	Real Estate	Equipment	Total
2013	$20,759	895	$21,654
2014	17,786	249	18,035
2015	14,991	48	15,039
2016	12,194	5	12,199
2017	8,760	2	8,762
Thereafter	12,778	—	12,778

Total minimum payments required	87,268	1,199	88,467
Less: Sublease rentals under non-cancellable leases	(406)	—	(406)

Net minimum payments required	$86,862	$1,199	$88,061

	Year Ended December 31,
	2012	2011	2010
Rent expense	$23,005	$29,411	$31,447

Letters of Credit

We enter into standby letters of credit with financial institutions covering performance and financial guarantees pursuant to contractual arrangements with certain customers. We had total outstanding letters of credit aggregating $1 million at December 31, 2012. These letters of credit may be drawn upon in the event of our nonperformance. The letters of credit reduce the borrowing capacity of our revolving line of credit dollar-for-dollar.

Procurement Regulations

A substantial majority of our revenues are generated from providing services and products under legally binding agreements or contracts with U.S. government and foreign government customers. U.S. government contracts are subject to extensive legal and regulatory requirements, and from time to time, agencies of the U.S. government investigate whether such contracts were and are being conducted in accordance with these requirements. We are currently cooperating with the U.S. government on several investigations from which civil or administrative proceedings have or could result and give rise to fines, penalties, compensatory and treble damages, restitution and/or forfeitures. We do not currently anticipate that any of these investigations will have a material adverse effect, individually or in the aggregate, on our consolidated financial position, results of operations or cash flows. However, under U.S. government regulations, our indictment by a federal grand jury, or an administrative finding against us as to our present responsibility to be a U.S. government contractor or subcontractor, could result in our being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. A conviction, or an administrative finding against us that satisfies the requisite level of seriousness, could result in debarment from contracting with the U.S. government for a specified term. In addition, all of our U.S. government contracts: (1) are subject to audit and various pricing and cost controls, (2) include standard provisions for termination for the convenience of the U.S. government or for default, and (3) are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to terminations for convenience and default, as well as other procurement clauses relevant to the foreign government.

Litigation Matters

We are also subject to litigation, proceedings, claims or assessments and various contingent liabilities incidental to its businesses. Furthermore, in connection with certain business acquisitions, we have assumed some or all claims against, and liabilities of, such acquired businesses, including both asserted and unasserted claims and liabilities.

In accordance with the accounting standard for contingencies, we record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount we expect to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are recorded in other current liabilities in the Combined Balance Sheets. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At December 31, 2012, we did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. We believe that we have recorded adequate provisions for our litigation matters. We review these

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS-(Continued)

(amounts in thousands except per share data or where specified)

provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, we believe that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although we believe that we have valid defenses with respect to legal matters and investigations pending against us, the results of litigation can be difficult to predict, particularly those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may turn out to be wrong. Therefore, it is possible that our financial position, results of operations or cash flows could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.

Afghanistan Civil Investigation. On August 30, 2010, the Defense Criminal Investigative Service executed a warrant for documents related to the billing of travel time by certain of our employees working in Afghanistan. The supporting affidavit indicated that this was related to a civil qui tam action filed in the U.S. District Court for the Southern District of Ohio, which alleged that these employees improperly charged their travel time in connection with paid time off and weekend leave. In October 2012, the Department of Justice requested that we attend a meeting with counsel for the Department of Justice and Relator’s counsel to discuss potential resolution of the qui tam action. Following the November 20, 2012 meeting, we are reviewing materials presented by the Department of Justice and are continuing to cooperate and meet with the Department of Justice. We intend to vigorously defend against the allegations set forth in Relator’s qui tam action. We cannot provide assurances that we will prevail in this matter, nor can we reasonably estimate our potential liability if there is an adverse outcome.

10. Employee Benefits

L-3 Employee Savings Plan. Prior to the Spin-Off, under the L-3 Communications Master Savings Plan (the L-3 Savings Plan), the Company’s participating employees were eligible to receive Company matching or other contributions, in the form of L-3 common stock or cash, up to designated levels. The extent and form of the Company contributions and the applicable vesting terms varied among the businesses that comprise Engility. Company contributions were paid to the plan in cash, and for those employees who receive contributions in the form of L-3 common stock, the plan purchased shares from L-3 at fair market value. The Company’s contributions under the L-3 Savings Plan were $8 million, $24 million and $28 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Engility Employee Savings Plan. In connection with the Spin-Off, we adopted the Engility Master Savings Plan (the Engility Savings Plan), which replaced and is substantially similar to the L-3 Savings Plan. As a result, following the Spin-Off, our employees were no longer eligible to participate in the L-3 Savings Plan. The Company contributions under the Engility Savings Plan were $5 million for the year ended December 31, 2012.

11. Segment Information

We have two reportable segments, which are described in Note 1. Our segments are reported on the same basis used internally for evaluating performance and for allocating resources. We evaluate the performance of our operating segments and reportable segments based on their revenue and operating income. All corporate expenses are allocated to our operating segments on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or headcount.

The tables below present revenue, operating income, depreciation and amortization, and total assets by reportable segment.

	Year Ended December 31,
	2012	2011	2010
Revenue
Professional Support Services	$905,320	$1,102,430	$1,176,865
Mission Support Services	772,928	978,106	1,223,575
Elimination of intercompany revenue	(22,904)	(9,755)	(26,144)

Total	$1,655,344	$2,070,781	$2,375,296

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS-(Continued)

(amounts in thousands except per share data or where specified)

Operating income
Professional Support Services	$(331,550)	$90,461	$(52,334)
Mission Support Services	26,837	11,081	119,841
Elimination of intercompany operating income	(24,205)	(9,101)	—

Segment total	$(328,918)	$92,441	$67,507

Depreciation and amortization
Professional Support Services	$11,657	$17,920	$20,159
Mission Support Services	4,480	4,674	4,454
Corporate	1,864	—	—

Total	$18,001	$22,594	$24,613

	Year Ended December 31,
	2012	2011
Total assets
Professional Support Services	$572,461	$1,024,782
Mission Support Services	403,861	478,465
Eliminations and corporate adjustments	51,128	—

Total	$1,027,450	$1,503,247

Substantially all of the Company’s long-lived assets are located in North America.

Revenue from the U.S. government under prime contracts and subcontracts were approximately 99%, 98%, and 97% for the years ended December 31, 2012, 2011 and 2010, respectively. We consider revenue from U.S. government customers as revenue within the United States regardless of where the services are performed. Our U.S. government customers typically exercise independent contracting authority, and even offices or divisions within an agency or department may directly, or through a prime contractor, use our services as a separate customer as long as the customer has independent decision making and contracting authority within its organization.

12. Debt

In connection with our Spin-Off from L-3, on July 17, 2012, we entered into a Credit Facility that provides for total aggregate borrowings of $400 million under a $335 million senior secured term loan facility and a $65 million senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto. In addition, the Credit Facility provides for uncommitted incremental facilities, which Engility Corporation, as the borrower, may request in an aggregate principal amount of up to $35 million. On July 17, 2012, we borrowed $335 million under the Credit Facility term loan and paid $335 million as a cash dividend to L-3. We incurred $11 million fees in establishing this credit facility which has been capitalized and is being amortized over the life of the loan.

Maturity, Interest Rate and Fees. The loans under the Credit Facility are due and payable on July 17, 2017 and bear interest at a rate per annum equal to an applicable margin, plus, at our option (other than with respect to swingline loans, which must be base rate loans), either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.5%, (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs which shall not be less than 1.25%, plus 1.00% and (4) 2.25% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs which shall be no less than 1.25%. The applicable margin for borrowings under the Credit Facility is 3.50% with respect to base rate borrowings and 4.50% with respect to LIBOR borrowings. Our interest rate under the Credit Facility was 5.8% as of December 31, 2012.

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS-(Continued)

(amounts in thousands except per share data or where specified)

Amortization and Final Maturity. Beginning in the first quarter of 2013, we are required to make scheduled quarterly payments equal to 3.75% of the original principal amount of the term loan, or $12.6 million per quarter, with the balance to be due and payable on the fifth anniversary of the closing date, July 17, 2017. There is not expected to be scheduled amortization under the revolving portion of the Credit Facility. Any principal amount outstanding under the revolving portion of the Credit Facility is due and payable in full on the fifth anniversary of the closing date, July 17, 2017.

Guarantees and Security. All obligations under the Credit Facility are unconditionally guaranteed by Engility Holdings and certain of our direct or indirect wholly owned domestic subsidiaries. All obligations under the Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of Engility Corporation’s assets and the assets of Engility Holdings’ and Engility Corporation’s subsidiary guarantors.

Covenants and Events of Default. The Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability and the ability of Engility Corporation’s and its subsidiaries to incur additional indebtedness; pay dividends on their capital stock or redeem, repurchase or retire their capital stock or their other indebtedness; make investments, loans and acquisitions; create restrictions on the payment of dividends or other amounts by Engility Corporation’s subsidiaries to Engility Corporation or to any guarantor; engage in transactions with Engility Corporation’s affiliates; sell assets; materially alter the business Engility Corporation conducts; consolidate or merge; incur liens; and prepay or amend subordinated or unsecured debt. Engility Holdings is also subject to a passive holding company covenant that limits its ability to engage in certain activities. In addition, the Credit Facility requires Engility Corporation to comply with a minimum consolidated debt service coverage ratio on a rolling four-quarter basis, as defined in the underlying credit agreements, of no less than 1.25:1.00 and a maximum consolidated leverage ratio financial maintenance covenant of no greater than 3.50:1.00, with step-downs to 3.25:1.00 in 2013 and 3.00:1.00 in 2014, for the fiscal quarters ending June 30, 2013 and June 30, 2014, respectively, each to be tested on the last day of each fiscal quarter. Our most restrictive covenant is the maximum consolidated leverage ratio, which as of December 31, 2012 was 2.07. At December 31, 2012, we were in compliance with all covenants under our Credit Facility. The Credit Facility also contains customary provisions relating to events of default.

As of December 31, 2012, the carrying value of the principal amount outstanding under the Credit Facility which approximates fair value was $335 million, consisting of the term loan. The fair value of the term loan is based on market pricing quoted by a broker dealer. We consider this to be a Level 2 measure under U.S GAAP hierarchy. Our availability under the revolving credit facility was $64 million as of December 31, 2012, net of $1 million outstanding under letters of credit.

The following table presents our minimum debt payments on our term credit facility.

2013	$50,250
2014	50,250
2015	50,250
2016	37,688
2017	146,562

Total minimum payments required	$335,000

13. Discontinued Operations

The Global Security Solutions (GSS) business unit, which had been historically managed by us, was retained by L-3 as part of its National Security Solutions business in connection with the Spin-Off. The GSS results of operations are presented as discontinued operations in the consolidated and combined financial statements.

14. Realignment Costs

On September 12, 2012, we announced a strategic realignment of our organizational structure and a streamlining of our operations, which we completed in the first quarter of 2013. This strategic realignment included a reduction of our total workforce by 4% through a voluntary separation of employment program and additional reductions in force.

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS-(Continued)

(amounts in thousands except per share data or where specified)

The activity and balance of the strategic realignment liability accounts for the year ended December 31, 2012 are as follows:

	Severance and Related Costs	Professional and Other Fees	Total
Professional Support Segment
Balance as of January 1, 2012	$—	$—	$—
Additions	4,485	—	4,485
Adjustments	(23)	—	(23)
Cash payments	(1,315)	—	(1,315)

Balance as of December 31, 2012	$3,147	$—	$3,147

Mission Support Segment
Balance as of January 1, 2012	$—	$—	$—
Additions	2,223	—	2,223
Adjustments	(274)	—	(274)
Cash payments	(862)	—	(862)

Balance as of December 31, 2012	$1,087	$—	$1,087

Segment total and corporate costs
Balance as of January 1, 2012	$—	$—	$—
Additions	6,708	852	7,560
Adjustments	(297)	960	663
Cash payments	(2,177)	(776)	(2,953)

Balance as of December 31, 2012	$4,234	$1,036	$5,270

Amounts contained in the current liabilities section of our balance sheet as of December 31, 2012	$4,234	$1,036	$5,270

These expenses are contained within the selling, general and administrative expense line in the accompanying consolidated and combined statement of operations for the year ended December 31, 2012.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based upon that evaluation, our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of December 31, 2012, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes In Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal controls over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Effective January 1, 2013, we adopted the Engility Corporation 2013 Deferred Compensation Plan (the 2013 Plan). The purpose of the 2013 Plan is to attract and retain key employees by providing participants in the 2013 Plan with an opportunity to defer receipt of a portion of their salary, bonus, and other specified compensation. The 2013 Plan is intended to conform to the requirements of Section 409A of the Internal Revenue Code of 1986, as amended, and is offered to a select group of management and highly compensated employees. Deferred compensation under the 2013 Plan consists of elective deferrals, if any, by the participant. Elective deferrals will be fully vested, and payment obligations under the Plan are unsecured general obligations of the Company. The foregoing description is not complete and is qualified in its entirety by reference to the full text of the 2013 Plan, which is filed as Exhibit 10.22 to this Annual Report on Form 10-K.

On March 15, 2013, we paid the following cash bonuses to our named executive officers for the 2012 fiscal year pursuant to our 2012 Annual Incentive Compensation Plan (the 2012 AICP), as previously approved by the Compensation Committee of our Board of Directors. Pursuant to the 2012 AICP, 80% of the potential annual incentive award for our named executive officers for 2012 was based on corporate performance measures, and 20% was based on individual goals, which included specific key Company-wide or business unit objectives, personal business objectives, critical business outcomes and achievements, leadership, progress towards our strategic realignment and successful Spin-Off outcomes. The cash bonuses paid under our 2012 AICP to our named executive officers were as set forth below.

Name	Position	Bonus
Anthony Smeraglinolo	President and Chief Executive Officer	$962,400
Michael J. Alber	Senior Vice President and Chief Financial Officer	$326,640
John E. Heller	Senior Vice President, Chief Operating Officer	$344,187
Bantz J. Craddock	Senior Vice President, Strategic Relations	$409,768
Thomas O. Miiller	Senior Vice President, General Counsel and Corporate Secretary	$319,488

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2013 Annual Meeting of Stockholders to be held on May 23, 2013, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in our Proxy Statement for our 2013 Annual Meeting of Stockholders to be held on May 23, 2013, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management,” and our proposal “Approval of the Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Plan” in our Proxy Statement for our 2013 Annual Meeting of Stockholders to be held on May 23, 2013, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Corporate Governance – Director Independence” and “Certain Relationships and Related Party Transactions” in our Proxy Statement for our 2013 Annual Meeting of Stockholders to be held on May 23, 2013, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under our proposal “ Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2013 Annual Meeting of Stockholders to be held on May 23, 2013, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements – See Index to Consolidated and Combined Financial Statements at Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules—Supplemental schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	Exhibits – The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

INDEX OF EXHIBITS

Exhibit No.	Description

2.1	Distribution Agreement, dated as of July 16, 2012, between L-3 Communications Holdings, Inc. and Engility Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

3.1	Restated Certificate of Incorporation of Engility Holdings, Inc. dated July 6, 2012 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed with the Commission on July 9, 2012 (File No. 001-35487)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Engility Holdings, Inc., dated July 16, 2012, as corrected by Certificate of Correction of the Certificate of Amendment of the Restated Certificate of Incorporation of Engility Holdings, Inc., dated July 19, 2012 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on July 20, 2012 (File No. 001-35487)).

3.3	Amended and Restated By-laws of Engility Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on July 9, 2012 (File No. 001-35487)).

+10.1	Master Supply Agreement, dated as of July 16, 2012, between L-3 Communication Corporation (as Seller) and Engility Corporation (as Buyer) (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on November 13, 2012 (File No. 001-35487)).

+10.2	Master Supply Agreement, dated as of July 16, 2012, between L-3 Communication Corporation (as Buyer) and Engility Corporation (as Seller) (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on November 13, 2012 (File No. 001-35487)).

*10.3	Employee Matters Agreement, dated as of July 16, 2012, between Engility Corporation and L-3 Communications Corporation.

*10.4	Tax Matters Agreement, dated as of July 16, 2012, between Engility Holdings, Inc. and L-3 Communications Holdings, Inc.

*10.5	Transition Services Agreement, dated as of July 16, 2012, between Engility Corporation and L-3 Communications Corporation.

Exhibit No.	Description

10.6	Credit Agreement, dated as of July 17, 2012, among Engility Corporation, the guarantors party thereto, the several lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on July 20, 2012 (File No. 001-35487)).

†10.7	Engility Holdings, Inc. 2012 Long Term Performance Plan (incorporated herein by reference to Exhibit 4.4 of the Registrant’s registration statement on Form S-8, as filed with the Commission on July 17, 2012 (File No. 333-182720)).

†10.8	Engility Holdings, Inc. 2012 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.6 of the Registrant’s registration statement on Form S-8, as filed with the Commission on July 17, 2012 (File No. 333-182720)).

†10.9	Engility Holdings, Inc. 2012 Directors Stock Incentive Plan (incorporated herein by reference to Exhibit 4.5 of the Registrant’s registration statement on Form S-8, as filed with the Commission on July 17, 2012 (File No. 333-182720)).

†10.10	Engility Holdings, Inc. 2012 Cash Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

†10.11	Engility Master Savings Plan (incorporated herein by reference to Exhibit 4.7 of the Registrant’s registration statement on Form S-8, as filed with the Commission on July 17, 2012 (File No. 333-182720)).

*†10.12	Engility Holdings, Inc. 2012 Change in Control Severance Plan.

†10.13	Engility Corporation Deferred Compensation Plan I (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

†10.14	Engility Corporation Deferred Compensation Plan II (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

†10.15	Form of Engility Holdings, Inc. 2012 Directors Stock Incentive Plan Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

†10.16	Form of Engility Holdings, Inc. 2012 Long Term Performance Plan Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

†10.17	Form of Engility Holdings, Inc. 2012 Long Term Performance Plan Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

†10.18	Offer Letter in respect of the employment of Anthony Smeraglinolo (incorporated herein by reference to Exhibit 10.13 of the Registrant’s Amendment No. 3 to Form 10, as filed with the Commission on June 19, 2012 (File No. 001-35487)).

†10.19	Offer Letter in respect of the employment of John Heller (incorporated herein by reference to Exhibit 10.14 of the Registrant’s Amendment No. 3 to Form 10, as filed with the Commission on June 19, 2012 (File No. 001-35487)).

†10.20	Offer Letter in respect of the employment of Michael Alber (incorporated herein by reference to Exhibit 10.15 of the Registrant’s Amendment No. 3 to Form 10, as filed with the Commission on June 19, 2012 (File No. 001-35487)).

Exhibit No.	Description

*†10.21	Engility Holdings, Inc. Severance Plan.

*†10.22	Engility Corporation 2013 Deferred Compensation Plan.

*†10.23	Form of Engility Holdings, Inc. 2012 Long Term Performance Plan Performance Share Award Agreement.

*21.1	Subsidiaries of Engility Holdings, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished electronically with this report.
†	Compensatory plan or arrangement.
+	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2013.

ENGILITY HOLDINGS, INC.

March 21, 2013	/s/ Anthony Smeraglinolo
Anthony Smeraglinolo President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Anthony Smeraglinolo	Director, President and Chief Executive Officer (Principal Executive Officer)	March 21, 2013
Anthony Smeraglinolo

/s/ Michael J. Alber	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 21, 2013
Michael J. Alber

/s/ Richard B. Harkey	Vice President and Corporate Controller (Principal Accounting Officer)	March 21, 2013
Richard B. Harkey

/s/ Edward P. Boykin	Chairman	March 21, 2013
Edward P. Boykin

/s/ Darryll J. Pines	Director	March 21, 2013
Darryll J. Pines

/s/ Anthony Principi	Director	March 21, 2013
Anthony Principi

/s/ Charles S. Ream	Director	March 21, 2013
Charles S. Ream

/s/ David A. Savner	Director	March 21, 2013
David A. Savner

/s/ William G. Tobin	Director	March 21, 2013
William G. Tobin

INDEX OF EXHIBITS

Exhibit No.	Description

2.1	Distribution Agreement, dated as of July 16, 2012, between L-3 Communications Holdings, Inc. and Engility Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

3.1	Restated Certificate of Incorporation of Engility Holdings, Inc. dated July 6, 2012 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed with the Commission on July 9, 2012 (File No. 001-35487)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Engility Holdings, Inc., dated July 16, 2012, as corrected by Certificate of Correction of the Certificate of Amendment of the Restated Certificate of Incorporation of Engility Holdings, Inc., dated July 19, 2012 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on July 20, 2012 (File No. 001-35487)).

3.3	Amended and Restated By-laws of Engility Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on July 9, 2012 (File No. 001-35487)).

+10.1	Master Supply Agreement, dated as of July 16, 2012, between L-3 Communication Corporation (as Seller) and Engility Corporation (as Buyer) (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on November 13, 2012 (File No. 001-35487)).

+10.2	Master Supply Agreement, dated as of July 16, 2012, between L-3 Communication Corporation (as Buyer) and Engility Corporation (as Seller) (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on November 13, 2012 (File No. 001-35487)).

*10.3	Employee Matters Agreement, dated as of July 16, 2012, between Engility Corporation and L-3 Communications Corporation.

*10.4	Tax Matters Agreement, dated as of July 16, 2012, between Engility Holdings, Inc. and L-3 Communications Holdings, Inc.

*10.5	Transition Services Agreement, dated as of July 16, 2012, between Engility Corporation and L-3 Communications Corporation.

10.6	Credit Agreement, dated as of July 17, 2012, among Engility Corporation, the guarantors party thereto, the several lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on July 20, 2012 (File No. 001-35487)).

†10.7	Engility Holdings, Inc. 2012 Long Term Performance Plan (incorporated herein by reference to Exhibit 4.4 of the Registrant’s registration statement on Form S-8, as filed with the Commission on July 17, 2012 (File No. 333-182720)).

†10.8	Engility Holdings, Inc. 2012 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.6 of the Registrant’s registration statement on Form S-8, as filed with the Commission on July 17, 2012 (File No. 333-182720)).

†10.9	Engility Holdings, Inc. 2012 Directors Stock Incentive Plan (incorporated herein by reference to Exhibit 4.5 of the Registrant’s registration statement on Form S-8, as filed with the Commission on July 17, 2012 (File No. 333-182720)).

Exhibit No.	Description

†10.10	Engility Holdings, Inc. 2012 Cash Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

†10.11	Engility Master Savings Plan (incorporated herein by reference to Exhibit 4.7 of the Registrant’s registration statement on Form S-8, as filed with the Commission on July 17, 2012 (File No. 333-182720)).

*†10.12	Engility Holdings, Inc. 2012 Change in Control Severance Plan.

†10.13	Engility Corporation Deferred Compensation Plan I (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

†10.14	Engility Corporation Deferred Compensation Plan II (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

†10.15	Form of Engility Holdings, Inc. 2012 Directors Stock Incentive Plan Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

†10.16	Form of Engility Holdings, Inc. 2012 Long Term Performance Plan Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

†10.17	Form of Engility Holdings, Inc. 2012 Long Term Performance Plan Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

†10.18	Offer Letter in respect of the employment of Anthony Smeraglinolo (incorporated herein by reference to Exhibit 10.13 of the Registrant’s Amendment No. 3 to Form 10, as filed with the Commission on June 19, 2012 (File No. 001-35487)).

†10.19	Offer Letter in respect of the employment of John Heller (incorporated herein by reference to Exhibit 10.14 of the Registrant’s Amendment No. 3 to Form 10, as filed with the Commission on June 19, 2012 (File No. 001-35487)).

†10.20	Offer Letter in respect of the employment of Michael Alber (incorporated herein by reference to Exhibit 10.15 of the Registrant’s Amendment No. 3 to Form 10, as filed with the Commission on June 19, 2012 (File No. 001-35487)).

*†10.21	Engility Holdings, Inc. Severance Plan.

*†10.22	Engility Corporation 2013 Deferred Compensation Plan.

*†10.23	Form of Engility Holdings, Inc. 2012 Long Term Performance Plan Performance Share Award Agreement.

*21.1	Subsidiaries of Engility Holdings, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

Exhibit No.	Description

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished electronically with this report.
†	Compensatory plan or arrangement.
+	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.