Form 10-Q
period 2013-03-29
Engility Holdings, Inc.
filed 2013-05-13
CIK 1544229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013

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

There were 17,166,170 shares of Engility Holdings, Inc. common stock with a par value of $0.01 per share outstanding as of the close of business on May 1, 2013.

ENGILITY HOLDINGS, INC.

i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands)

	As of March 29, 2013	As of December 31, 2012
Assets:
Current assets:
Cash and cash equivalents	$38,728	$27,021
Receivables, net	379,047	366,236
Other current assets	32,090	34,832

Total current assets	449,865	428,089
Property, plant and equipment, net	10,919	11,941
Goodwill	477,604	477,604
Identifiable intangible assets, net	98,748	100,929
Other assets	11,630	8,887

Total assets	$1,048,766	$1,027,450

Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$50,250	$50,250
Accounts payable, trade	27,485	20,725
Accrued employment costs	64,546	63,278
Accrued expenses	73,989	76,955
Advance payments and billings in excess of costs incurred	21,292	24,855
Deferred income taxes, current and income taxes payable	15,640	10,607
Other current liabilities	16,518	19,311

Total current liabilities	269,720	265,981
Long-term debt	284,750	284,750
Income tax payable	70,063	68,725
Other liabilities	19,385	19,683

Total liabilities	643,918	639,139
Commitments and contingencies (see Note 9)	—	—
Equity:
Preferred stock, par value $0.01 per share, 25,000 shares authorized, none issued or outstanding as of March 29, 2013 or December 31, 2012	—	—
Common stock, par value $0.01 per share, 175,000 shares authorized, 17,144 shares issued and outstanding as of March 29, 2013 and 16,703 shares issued and outstanding as of December 31, 2012	171	168
Additional paid in capital	757,384	755,638
Accumulated deficit	(366,661)	(380,438)
Noncontrolling interest	13,954	12,943

Total equity	404,848	388,311

Total liabilities and equity	$1,048,766	$1,027,450

See Notes to Unaudited Consolidated and Combined Financial Statements

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	March 29, 2013	March 30, 2012
Revenue	$361,675	$383,240
Revenue from former affiliated entities	—	48,734

Total revenue	361,675	431,974
Costs and expenses
Cost of revenue	315,491	324,168
Cost of revenue from former affiliated entities	—	48,734

Total cost of revenue	315,491	372,902
Selling, general and administrative expenses	16,297	33,227

Total costs and expenses	331,788	406,129

Operating income	29,887	25,845
Interest expense, net	(5,784)	(97)
Other income, net	29	40

Income from continuing operations before income taxes	24,132	25,788
Provision for income taxes	9,353	10,801

Income from continuing operations	14,779	14,987

Loss from discontinued operations before income taxes	—	(125)
Benefit for income taxes	—	(52)

Loss from discontinued operations	—	(73)

Net income	$14,779	$14,914
Less: Net income attributable to noncontrolling interest	1,001	929

Net income attributable to Engility	$13,778	$13,985

Earnings per share allocable to Engility Holdings, Inc. common shareholders - Basic
Net income per share from continuing operations less noncontrolling interest	$0.82	$0.87
Net income per share from discontinued operations	$—	$—
Net income per share attributable to Engility	$0.82	$0.87

Earnings per share allocable to Engility Holdings, Inc. common shareholders - Diluted
Net income per share from continuing operations less noncontrolling interest	$0.79	$0.87
Net income per share from discontinued operations	$—	$—
Net income per share attributable to Engility	$0.79	$0.87

Weighted average number of shares outstanding
Basic	16,781	16,118
Diluted	17,382	16,118

See Notes to Unaudited Consolidated and Combined Financial Statements

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 29, 2013	March 30, 2012
Operating activities:
Net income	$14,779	$14,914
Less: loss from discontinued operations, net of tax	—	(73)

Income from continuing operations	14,779	14,987
Share-based compensation	2,622	—
Depreciation and amortization	3,393	4,185
Amortization of bank debt fees	891	—
Deferred income taxes	3,783	(5,541)
Changes in operating assets and liabilities, excluding acquired amounts:
Receivables	(12,811)	(7,921)
Other assets	358	(1,779)
Accounts payable, trade	6,760	(6,337)
Accrued employment costs	1,268	2,845
Accrued expenses	(2,966)	(9,717)
Advance payments and billings in excess of costs incurred	(3,563)	4,454
Other liabilities	(1,753)	728

Net cash provided by (used in) operating activities from continuing operations	12,761	(4,096)
Investing activities:
Capital expenditures	(190)	(66)

Net cash used in investing activities from continuing operations	(190)	(66)
Financing activities:
Proceeds from share-based payment arrangements	164	—
Payment of employee withholding taxes on restricted stock units vesting	(1,028)	—
Net transfers from prior parent	—	1,829

Net cash (used in) provided by financing activities from continuing operations	(864)	1,829
Discontinued Operations:
Net cash used in operating activities	—	(190)
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	190

Net cash provided by discontinued operations	—	—

Net change in cash and cash equivalents	11,707	(2,333)
Cash and cash equivalents, beginning of period	27,021	13,710

Cash and cash equivalents, end of period	$38,728	$11,377

See Notes to Unaudited Consolidated and Combined Financial Statements

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(amounts in thousands except share amounts and per share data, or where specified)

1.	Basis of Presentation

Spin-Off from L-3: On July 17, 2012, L-3 Communications Holdings, Inc. completed the spin-off of Engility Holdings, Inc. For the periods prior to July 17, 2012, Engility Holdings and its current subsidiaries were direct or indirect subsidiaries of L-3 Communications Holdings. Unless the context indicates otherwise, (i) references to Engility, the Company, we, us or our refer to Engility Holdings, Inc. and its subsidiaries and (ii) references to L-3 refer to L-3 Communications Holdings, Inc. and its subsidiaries.

Effective as of 5:00 p.m., New York time, on July 17, 2012 (the Distribution Date), our common stock was distributed, on a pro rata basis, to L-3’s stockholders of record as of the close of business on July 16, 2012 (the Record Date). On the Distribution Date, each holder of L-3 common stock received one share of our common stock for every six shares of L-3 common stock held on the Record Date. The spin-off was completed pursuant to a Distribution Agreement and several other agreements with L-3 related to the spin-off, including an Employee Matters Agreement, a Tax Matters Agreement, a Transition Services Agreement and two Master Supply Agreements. These agreements govern the relationship between us and L-3 following the spin-off and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided by L-3 to Engility. For a discussion of each agreement, see the section entitled “Certain Relationships and Related Party Transactions — Agreements with L-3 Related to the Spin-Off” in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2013, as filed with the U.S. Securities and Exchange Commission (SEC) on April 12, 2013 (Proxy Statement). We paid $335 million as a cash dividend to L-3 on the Distribution Date.

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

Description of Business: Engility, through its predecessors, has provided mission critical services to the U.S. government for over four decades. Our customers include the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Agency for International Development (USAID), U.S. Department of State (DoS), Federal Aviation Administration (FAA), Department of Homeland Security (DHS), and allied foreign governments. We attribute the strength of our customer relationships to our singular focus on services, our industry-leading capabilities in program planning and management, superior past performance, and the experience of our people and their commitment to our customers’ missions. As of March 29, 2013, we employed approximately 7,800 individuals globally and operate in over 40 countries. We are led by an experienced executive team, which is composed of industry and government veterans.

We provide services in core competencies in six key areas: (i) specialized technical consulting; (ii) program and business support services; (iii) engineering and technology lifecycle support; (iv) information technology modernization and sustainment; (v) supply chain services and logistics management; and (vi) training and education.

Principles of Consolidation and Combination and Basis of Presentation: The unaudited consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with Article 10 of Regulation S-X of the SEC and reflect the financial position, results of operations and cash flows of our businesses. Accordingly, they do not include all of the disclosures required by U.S. GAAP for a complete set of annual audited financial statements.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(amounts in thousands except share amounts and per share data, or where specified)

1.	Basis of Presentation – continued

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012 (2012 Form 10-K). In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year.

Our accompanying unaudited consolidated and combined financial statements, for the periods prior to the spin-off, were derived from the accounting records of L-3 as if we operated on a stand-alone basis. The unaudited combined statements of operations include expense allocations for the corporate functions provided to us by L-3 prior to the Distribution Date, including, but not limited to, executive management, finance, legal, human resources, employee benefits administration, treasury, tax, internal audit, information technology, communications, ethics and compliance, insurance, and stock-based compensation. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue or headcount. We believe that these allocations have been made on a consistent basis and are a reasonable reflection of the utilization of the services received by, or benefits provided to, us during the periods presented.

Following our spin-off from L-3, we perform these functions using internal resources and purchased services, some of which will be provided by L-3 during a transitional period pursuant to the Transition Services Agreement.

Transactions prior to the spin-off between us and L-3 were considered to be effectively settled for cash at the time the transaction was recorded, and therefore are included as financing activities in the unaudited consolidated and combined statements of cash flows.

Consistent with L-3’s centralized approach to cash management and financing its operations, prior to the spin-off, the majority of our cash receipts were transferred to L-3 daily and L-3 funded our working capital and capital expenditure requirements as needed. Cash transfers to and from L-3’s cash management accounts were reflected as a component of prior parent company investment in the unaudited consolidated and combined balance sheets. Net changes to the prior parent company investment for the period are reflected in the net transfers from prior parent in cash flows from financing activities section of the accompanying statement of cash flows. Following the spin-off, we finance our operations primarily through operating cash flow and the revolving portion of the Credit Facility as needed.

See Note 4 for a further description of the transactions between us and L-3.

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

Change in Operating and Reportable Segments: Prior to 2013, we operated in two segments. Effective January 1, 2013, we operate as one segment. Accordingly, all segment disclosure has been eliminated as it is no longer relevant based on the company’s current operating and reporting structure.

Reporting Periods: Our fiscal year begins on January 1 and ends on December 31. Our first three fiscal quarters end on the 13th Friday after the first day of the quarter and the fourth quarter ends on December 31.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(amounts in thousands except share amounts and per share data, or where specified)

1.	Basis of Presentation – continued

Revision to costs and expenses: During the process of finalizing the financial statements for the fiscal year ended December 31, 2012, we determined that during the three months ending March 30, 2012, June 29, 2012 and September 28, 2012, we improperly classified certain amounts in cost of revenue that were selling, general and administrative in nature. We have therefore adjusted the presentation in this Form 10-Q to correctly present these amounts as selling, general and administrative expenses. We have assessed the impact of the adjustments on the statements of operations and determined that the periods were not materially misstated. These changes did not impact the balance sheets or statements of cash flows. The revision decreased cost of revenue, with a corresponding increase to selling, general and administrative expenses of $2,498, $2,195 and $2,084 for the three months ending March 30, 2012, June 29, 2012 and September 28, 2012, respectively. There was no impact to operating income due to this revision.

Earnings per Share: For periods prior to the spin-off, basic and diluted earnings per share (EPS) was calculated using 16.1 million shares of our common stock that were distributed to L-3 shareholders on July 17, 2012. For periods after the spin-off, basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects potential dilution that could occur if securities to issue common stock were exercised or converted into common stock. Diluted EPS includes the effect of the employee stock purchase plan, restricted stock units, and stock options calculated using the treasury stock method. For the three months ended March 29, 2013, 37,065 shares were not included in diluted EPS due to their anti-dilutive effects.

	Three Months Ended
	March 29, 2013	March 30, 2012
Net income attributable to Engility from continuing operations less noncontrolling interest	$13,778	$14,058

Net loss attributable to Engility from discontinued operations	$—	$(73)

Net income attributable to Engility	$13,778	$13,985

Weighted average number of shares outstanding - Basic	16,781	16,118
Assumed exercise of stock options	81	—
Unvested restricted stock awards	504	—
Employee stock purchase plan contributions	16	—
Weighted average number of shares outstanding - Diluted	17,382	16,118

Earnings per share allocable to Engility Holdings, Inc. common shareholders - Basic
Net income per share from continuing operations less noncontrolling interest	$0.82	$0.87
Net income per share from discontinued operations	$—	$—
Net income per share attributable to Engility	$0.82	$0.87

Earnings per share allocable to Engility Holdings, Inc. common shareholders - Diluted
Net income per share from continuing operations less noncontrolling interest	$0.79	$0.87
Net income per share from discontinued operations	$—	$—
Net income per share attributable to Engility	$0.79	$0.87

2.	Receivables

Our receivables principally relate to contracts with the U.S. government and prime contractors or subcontractors of the U.S. government. The components of contract receivables are presented in the table below.

	As of March 29, 2013	As of December 31, 2012
Billed receivables	$163,211	$172,042
Unbilled receivables	219,168	198,248
Allowance for doubtful accounts	(3,332)	(4,054)

Total receivables, net	$379,047	$366,236

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(amounts in thousands except share amounts and per share data, or where specified)

3.	Goodwill and Identifiable Intangible Assets

Goodwill: In accordance with the accounting standards for business combinations, we record the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). Goodwill was $478 million at March 29, 2013 and December 31, 2012.

Identifiable Intangible Assets: Information on our identifiable intangible assets that are subject to amortization is presented in the table below.

	Weighted Average Amortization Period	March 29, 2013			December 31, 2012
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)

Customer contractual relationships	28	$178,630	$79,931	$98,699	$178,630	$77,762	$100,868
Technology	—	29,259	29,259	—	29,259	29,259	—
Favorable leasehold interests	10	1,827	1,778	49	1,827	1,765	62

Total		$209,716	$110,968	$98,748	$209,716	$108,786	$100,930

Our amortization expense recorded for our identifiable intangible assets is presented in the table below.

	Three Months Ended
	March 29, 2013	March 30, 2012

Amortization expense	$2,181	$3,276

4.	Related Party Transactions and Parent Company Investment

Allocation of General Corporate Expenses: Selling, general and administrative expenses for the three months ended March 30, 2012 include a total of $20,113 of corporate allocations from our prior parent, L-3, consisting of (i) $7,000 of allocations for corporate functions provided to the Company and (ii) $13,113 of direct corporate expenses. Direct corporate expenses include employee benefits, stock-based compensation, insurance, and treasury expenses that have been allocated based on our direct usage of these items. There were no corporate allocations for the three months ended March 29, 2013 as we were no longer affiliated with L-3.

Related Party Revenues and Cost of Revenues: Prior to the spin off, we were party to transactions to purchase and sell products and services to and from other L-3 subsidiaries and divisions. For the three months ended March 30, 2012, revenues earned from these affiliated entities were $48,734. Purchases of products and services from these affiliated entities were $4,147 for the three months ended March 30, 2012, and are included within cost of revenues in the unaudited consolidated and combined statements of operations. We had no related party revenues or purchases for the three months ended March 29, 2013 as we were no longer affiliated with L-3.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(amounts in thousands except share amounts and per share data, or where specified)

4.	Related Party Transactions and Parent Company Investment – continued

Parent Company Investment: The components of our net transfers (to)/from prior parent are presented in the table below.

	Three Months Ended
	March 29, 2013	March 30, 2012
Intercompany revenues and purchases, net	$—	$(44,587)
Cash pooling and general financing activities	—	11,210
Corporate allocations	—	20,113
Income taxes	—	15,283
Net transfers related to discontinued operations	—	(190)

Total net transfers from prior parent	$—	$1,829

5.	Share-Based Compensation

Immediately prior to the spin-off, certain of our employees participated in the following L-3 stock based compensation plans: 2008 Long Term Performance Plan (2008 LTPP), 1999 Long Term Performance Plan and 1997 Stock Option Plan (collectively, the L-3 Plans). Since our spin-off from L-3, certain of our employees have participated in our 2012 Long Term Performance Plan (2012 LTPP), which is substantially similar to the 2008 LTPP. In connection with the spin-off, we assumed under the 2012 LTPP each outstanding option to purchase L-3 common stock and each L-3 restricted stock units (RSUs) held by our employees. These assumed equity awards converted into 284,594 options to purchase our stock and 684,895 RSUs, respectively, having the same intrinsic value as the corresponding converted L-3 award.

Upon vesting of RSUs, we permit employees to have the company withhold vested shares in order to meet minimum statutory tax withholding requirements and we remit the withholding taxes to the appropriate taxing jurisdiction. We present these withholdings as cash outflows from financing activities in our statement of cash flows.

For the three months ended March 29, 2013

Performance Shares: During the three months ended March 29, 2013, we granted 297,616 performance shares to certain of our employees. Performance shares are grants of restricted stock that generally cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2013. The number of shares of our common stock that are ultimately vested and delivered in respect of these performance shares will range from 0% to 200% of the target amount depending on the Company’s performance against a peer group, as approved by the Compensation Committee, based on the following two metrics, each of which are weighted equally: relative revenue (based on a compounded annual growth rate) and relative total stockholder return (TSR). No shares are vested or delivered to performance share holders, including with respect to relative revenue, if we do not achieve at least the threshold level of performance for TSR.

Restricted Stock Units: During the three months ended March 29, 2013, we granted 195,652 RSUs to certain of our employees. 99,202 of these RSUs vest ratably over a term of three years from the grant date, 25% on the first anniversary of the grant date, 25% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. The remaining 96,450 RSUs, which were only provided to non-executive employees, cliff vest on the third anniversary of the grant date.

For the three months ended March 30, 2012

Stock Options: For the three months ended March 30, 2012, L-3 granted certain of our employees 53,057 stock options to purchase L-3 common stock with an exercise price equal to the closing price of L-3 common stock on the date of grant. The options expire 10 years from the date of grant and vest ratably over a three-year period on the annual anniversary of the date of grant.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(amounts in thousands except share amounts and per share data, or where specified)

5.	Share-Based Compensation – continued

Restricted Stock Units: For the three months ended March 30, 2012, L-3 granted certain of our employees 154,066 L-3 RSUs with a weighted average grant date fair value of $16.83 per share. RSUs automatically convert into shares of Engility common stock upon vesting, and are subject to forfeiture until certain restrictions have lapsed, including a three-year cliff vesting period for employees.

6.	Debt

In connection with our spin-off from L-3, on July 17, 2012, we entered into a Credit Facility that provides for total aggregate borrowings of $400 million under a $335 million senior secured term loan facility and a $65 million senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto. On July 17, 2012, we borrowed $335 million under the Credit Facility which was used to pay a cash dividend to L-3.

Maturity, Interest Rate and Fees. The loans under the Credit Facility are due and payable on July 17, 2017 and bear interest at a rate per annum equal to an applicable margin, plus, at our option (other than with respect to swingline loans, which must be base rate loans), either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.5%, (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs which shall not be less than 1.25%, plus 1.00% and (4) 2.25% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs which shall be no less than 1.25%. The applicable margin for borrowings under the Credit Facility is 3.50% with respect to base rate borrowings and 4.50% with respect to LIBOR borrowings. Our interest rate under the Credit Facility was 5.75% as of March 29, 2013.

Amortization and Final Maturity. Beginning April 1, 2013, we are required to make scheduled quarterly payments equal to 3.75% of the original principal amount of the term loan, or approximately $12.6 million per quarter, with the balance to be due and payable on the fifth anniversary of the closing date, July 17, 2017. There is not expected to be scheduled amortization under the revolving portion of the Credit Facility. Any principal amount outstanding under the revolving portion of the Credit Facility is due and payable in full on the fifth anniversary of the closing date, July 17, 2017.

Guarantees and Security. All obligations under the Credit Facility are unconditionally guaranteed by Engility Holdings, Inc. and certain of our direct or indirect wholly owned domestic subsidiaries. All obligations under the Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Engility Corporation (a wholly-owned subsidiary of Engility Holdings, Inc.) and the assets of Engility Holdings, Inc. and Engility Corporation’s subsidiary guarantors.

Covenants and Events of Default. The Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our and our subsidiaries’ ability to incur additional indebtedness; pay dividends on their capital stock or redeem, repurchase or retire their capital stock or their other indebtedness; make investments, loans and acquisitions; create restrictions on the payment of dividends or other amounts by Engility Corporation’s subsidiaries to Engility Corporation or to any guarantor; engage in transactions with Engility Corporation’s affiliates; sell assets; materially alter the business Engility Corporation conducts; consolidate or merge; incur liens; and prepay or amend subordinated or unsecured debt. Engility Holdings, Inc. is also subject to a passive holding company covenant that limits its ability to engage in certain activities. In addition, the Credit Facility requires Engility Corporation to comply with a minimum consolidated debt service coverage ratio of no less than 1.25:1.00 and a maximum consolidated leverage ratio of no greater than 3.50:1.00, with step-downs to 3.25:1.00 in 2013 and 3.00:1.00 in 2014, for the fiscal quarters ending June 30, 2013 and June 30, 2014, respectively, each to be tested on the last day of each fiscal quarter. Our most restrictive covenant is the maximum consolidated leverage ratio, which as of March 29, 2013 was 2.14. The Credit Facility also contains customary provisions relating to events of default. As of March 29, 2013 and December 31, 2012, we were in compliance with the covenants under the Credit Facility.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(amounts in thousands except share amounts and per share data, or where specified)

6.	Debt – continued

The carrying value of the principal amount outstanding under term loan which approximates fair value, was $335 million. The fair value of the term loan is based on market pricing quoted by a broker dealer. We consider this to be a Level 2 measure under U.S. GAAP hierarchy. Our availability under the revolving credit facility was $64 million as of March 29, 2013, with $1 million outstanding under letters of credit.

7.	Discontinued Operations

The Global Security Solutions (GSS) business unit, which had been historically managed by us, was retained by L-3 as part of its National Security Solutions business in connection with the spin-off. The GSS results of operations are presented as discontinued operations in the unaudited consolidated and combined financial statements.

8.	Realignment Costs

On September 12, 2012, we announced a strategic realignment of our organizational structure and a streamlining of our operations, effective January 1, 2013. This strategic realignment included a reduction of our workforce through a voluntary separation of employment program and additional reductions in our workforce.

The activity and balance of the strategic realignment liability accounts for the quarter ended March 29, 2013 are as follows (in thousands):

	Severance and Related Costs	Professional and Other Fees	Total

Balance as of January 1, 2013	$4,234	$1,036	$5,270
Additions	—	—	—
Adjustments	(325)	—	(325)
Cash payments	(2,002)	(991)	(2,993)

Balance as of March 29, 2013	$1,907	$45	$1,952

These expenses are contained within the selling, general and administrative expense line in the accompanying unaudited consolidated statement of operations for the three months ended March 29, 2013.

9.	Commitments and Contingencies

Procurement Regulations: A substantial majority of our revenue is generated from providing services and products under legally binding agreements or contracts with U.S. government and foreign government customers. U.S. government contracts are subject to extensive legal and regulatory requirements, and from time to time, agencies of the U.S. government investigate whether such contracts were and are being conducted in accordance with these requirements. We are

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(amounts in thousands except share amounts and per share data, or where specified)

9.	Commitments and Contingencies – continued

currently cooperating with the U.S. government on several investigations from which civil or administrative proceedings have or could result and give rise to fines, penalties, compensatory and treble damages, restitution and/or forfeitures. We do not currently anticipate that any of these investigations will have a material adverse effect, individually or in the aggregate, on our consolidated financial position, results of operations or cash flows. However, under U.S. government regulations, our indictment by a federal grand jury, or an administrative finding against us as to our present responsibility to be a U.S. government contractor or subcontractor, could result in our suspension for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. A conviction, or an administrative finding against us that satisfies the requisite level of seriousness, could result in debarment from contracting with the U.S. government for a specified term, which would have a materially adverse effect on our consolidated financial position, results of operations and cash flows.

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

In accordance with the accounting standard for contingencies, we record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. Generally, the loss is recorded for the amount we expect to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are recorded in other current liabilities in the balance sheets. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At March 29, 2013, we did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. We believe we have recorded adequate provisions for our litigation matters. We review these provisions quarterly and adjust these provisions to reflect the effect of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter.

Afghanistan Civil Investigation. On August 30, 2010, the Defense Criminal Investigative Service executed a warrant for documents related to the billing of travel time by certain of our employees working in Afghanistan. The supporting affidavit indicated that this was related to a civil qui tam action filed in the U.S. District Court for the Southern District of Ohio, which alleged that these employees improperly charged their travel time in connection with paid time off and weekend leave. In November 2012, we attended at the request of the Department of Justice (DOJ) a meeting with counsel for the DOJ and Relator’s counsel to discuss potential resolution of the qui tam action. These discussions are ongoing, and while we will continue to cooperate with the DOJ’s investigation of this matter, we intend to vigorously defend against the allegations set forth in Relator’s qui tam action. We cannot provide assurances that we will prevail in this matter, nor can we reasonably estimate our potential liability if there is an adverse outcome.

10.	Income Taxes

The effective tax rate for the three months ended March 29, 2013 was 38.8% as compared to 41.9% for the three months ended March 30, 2012. The reduction in rate is primarily driven by the non-deductible portion of the spin-off related expenses that were incurred and recorded during the three months ended March 30, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition together with the unaudited consolidated and combined financial statements included in this Form 10-Q, as well as the audited financial statements and the notes thereto included in the 2012 Form 10-K, which provides additional information regarding our products and services, industry outlook and forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” in this Form 10-Q. The financial information discussed below and included in this Form 10-Q may not necessarily reflect what our financial condition, results of operations or cash flows may be in the future.

Spin-Off from L-3

Through July 17, 2012, Engility Holdings, Inc. and its current subsidiaries were direct or indirect subsidiaries of L-3 Communications Holdings, Inc. On July 17, 2012, L-3 Communications Holdings, Inc. completed the spin-off of Engility Holdings, Inc. Unless the context indicates otherwise, (i) references to Engility, the Company, we, us or our refer to Engility Holdings, Inc. and its subsidiaries and (ii) references to L-3 refer to L-3 Communications Holdings, Inc. and its subsidiaries.

Effective as of 5:00 p.m., New York time, on July 17, 2012 (the Distribution Date), our common stock was distributed, on a pro rata basis, to L-3’s stockholders of record as of the close of business on July 16, 2012 (the Record Date). On the Distribution Date, each holder of L-3 common stock received one share of our common stock for every six shares of L-3 common stock held on the Record Date. The spin-off was completed pursuant to a Distribution Agreement and several other agreements with L-3 related to the spin-off, including an Employee Matters Agreement, a Tax Matters Agreement, a Transition Services Agreement and two Master Supply Agreements. These agreements govern the relationship among us and L-3 following the spin-off and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided by L-3 to Engility. For a discussion of each agreement, see the section entitled “Certain Relationships and Related Party Transactions — Agreements with L-3 Related to the Spin-Off” in our Proxy Statement.

Our Registration Statement on Form 10 was declared effective by the SEC on July 2, 2012, and our common stock began “regular way” trading on the New York Stock Exchange on July 18, 2012 under the symbol “EGL.”

On July 17, 2012, we entered into a senior secured credit agreement (the Credit Facility) under which we borrowed $335 million to pay a cash dividend to L-3.

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

Strategic Realignment

In the first quarter of 2013, we completed the strategic realignment of our organizational structure and the streamlining of our operations, which we first announced in September 2012. We undertook these actions in order to create a business that is more agile, customer-focused and price competitive, and to enable us to maintain and grow our business in a competitive marketplace that is sensitive to U.S. government spending conditions. The primary accomplishments of this strategic realignment were to:

•	Remove excess administrative and management layers and cost, resulting in a reduction of our indirect workforce by 40%;

•	Provide responsive and cost-effective support for our customers through a centralized infrastructure; and

•	Foster a collaborative culture that enhances the ability of our highly skilled workforce to work hand-in-hand with our customers towards their mission success.

Industry Considerations

The U.S. government is the largest consumer of services in the United States and is our largest customer. The demand for outsourced private sector services by the U.S. government has been driven by a variety of factors, including government initiatives aimed at improving efficiency; increased requirements in response to global events, wars, and counter-terrorism initiatives; the ever-increasing complexity of combat and non-combat missions conducted by the U.S. military and agencies such as DoS; and the loss of personnel and competencies within the government caused by manpower reductions and retirements.

However, currently and for the foreseeable future, the U.S. government is and will be operating in a significantly constrained fiscal environment. Discretionary spending in areas such as defense, homeland security, and international development has and will continue to see budget reductions. In August 2011, Congress enacted the Budget Control Act of 2011 (BCA). The BCA immediately imposed spending caps that contain approximately $487 billion in reductions to the DoD base budgets over the next ten years (Government Fiscal Year (GFY) 2012 to 2021), compared to the previously proposed DoD base budgets for the same fiscal years. An automatic sequestration process was also implemented and became effective on March 1, 2013. The sequestration process imposes additional budget reductions of approximately $41 billion in GFY 2013 and approximately $50 billion per year for the fiscal years 2014 through 2021.

On February 13, 2012, President Obama submitted his GFY 2013 proposed budget (FY 2013 DoD Plan) to Congress. The GFY 2013 DoD Plan complied with the first phase of the BCA imposed spending cuts. The GFY 2013 DoD Plan reduced proposed DoD base budgets by $259 billion for GFY 2013 to GFY 2017, compared to the previously proposed DoD base budgets. The GFY 2013 DoD Plan did not include a provision for the automatic sequestration process. On September 28, 2012, President Obama signed Joint Resolution H.J. Res. 117, establishing federal government funding through March 27, 2013. The resolution appropriated $1.047 trillion for GFY 2013 and projected $519 billion in DoD spending for GFY 2013. Sequestration effectively reduces the GFY 2013 defense budget by 8% and non-defense discretionary funding by 5%. However, given that sequestration went into effect on March 1, 2013, the government has already expended funds for the first five months of its fiscal year which began in

October 1, 2012. Thus, in order to achieve the estimated $41 billion in cuts imposed by sequestration over the remaining seven months (versus twelve) of GFY 2013, the percent reduction is expected to be significantly higher in order to achieve an annualized 8% and 5% reduction in defense and non-defense funding, respectively. On March 26, 2013, the President signed into law the Consolidated and Further Continuing Appropriations Act, 2013 (the Act), which includes specific appropriations for federal agencies, including the DoD.

Sequestration as currently mandated remains a significant short-term and long-term risk. Considerable uncertainty exists regarding how reductions will be applied and what challenges the reductions will present for the government services industry. Members of Congress continue to discuss options to address sequestration in future budgets, but we are unable to determine or predict the outcome of these efforts. It is likely that budget decisions made in this environment will have long-term impacts on our Company and the entire government services industry.

On April 10, 2013, the President delivered his proposed GFY 2014 budget of $527 billion to Congress. Congressional non-binding resolutions have agreed with the $527 billion GFY 2014 request, but there remains significant disagreement on how to implement the funding overall. Notably, however, the President’s GFY 2014 budget does not include budget reductions imposed by the sequestration process in GFY 2014 of approximately $50 billion. If Congress does not take legislative action, we expect sequestration will be applied to defense spending in GFY 2014. In addition, if Congress is not able to pass a GFY 2014 defense appropriation or a continuing resolution in a timely fashion, we may be required to continue to perform for some period of time on certain of our U.S. government contracts even if the U.S. government is unable to make timely payments. An extended delay in timely payments by the U.S. government could have a material adverse effect on our financial position, results of operations and future cash flows. While not reflected in base budgets, DoD funding for Overseas Contingency Operations will also continue to decline over the next two years as the withdrawal of the majority of U.S. military forces from Afghanistan will likely be completed by the end of 2014.

The nation’s debt ceiling also continues to be an outstanding fiscal issue, as the debt limit is currently expected to be reached in the summer of 2013. The Obama Administration and Congress continue to debate raising the debt ceiling, among other fiscal issues, as they negotiate plans for long-term national fiscal policy. The outcome of these debates could have a significant impact on future defense budgets and funding.

In addition to budget reductions, the DoD continues to refine its guidance regarding changes to the procurement process that are intended to control cost growth throughout its acquisition cycle for products and services by developing a competitive process for each outsourced program. As a result, we expect to engage in more frequent negotiations and re-competitions on a cost or price basis with every competitive bid in which we participate.

Despite these industry considerations and challenges, this was the environment that we anticipated when we organized and realigned Engility following the spin-off, and is central to our investment thesis. We believe the cost reductions and organizational efficiencies that we implemented in 2012 position us to compete favorably in the U.S. government services industry in 2013 and beyond.

Key Performance Indicators

Funded Backlog

Funded backlog as of March 29, 2013 was $816 million, compared to $856 million as of December 31, 2012. We define funded backlog as the value of funded orders received from customers, less the cumulative amount of revenues recognized on such orders. We define funded orders as the value of contract awards received from the U.S. government, for which the U.S. government has appropriated funds, plus the value of funded contract awards and orders received from customers other than the U.S. government.

Orders

Orders for the first three months of 2013 were $322 million. We define funded orders as orders received during the current period less orders that have been cancelled or reduced.

Book-to-Bill

Our book-to-bill ratio was 0.9 for the three months ended March 29, 2013. Our book-to-bill ratio is calculated as funded orders divided by revenue.

Days Sales Outstanding (DSO)

As discussed below in “Liquidity and Capital Resources,” our accounts receivable DSO, net of advanced payments, was 89 and 78 days as of March 29, 2013 and December 31, 2012, respectively. DSO is calculated as net receivables less advance payments and billings in excess of costs incurred, divided by daily revenue. Daily revenue is defined as total revenue for the quarter divided by 90 days.

Results of Operations — Three Months Ended March 29, 2013 Compared to the Three Months Ended March 30, 2012

The following information should be read in conjunction with our Unaudited Consolidated and Combined Financial Statements included herein.

Results of Operations

The table below provides our selected financial data for the three months ended March 29, 2013 and March 30, 2012.

	Three Months Ended
	March 29, 2013	March 30, 2012	Increase (decrease)
	(in thousands)
Total revenue	$361,675	$431,974	$(70,299)
Costs and expenses
Total cost of revenue	315,491	372,902	(57,411)
Cost of revenue as a percentage of total revenue	87%	86%	1%
Selling, general and administrative expenses	16,297	33,227	(16,930)

Total costs and expenses	331,788	406,129	(74,341)

Operating income	$29,887	$25,845	$4,042
Operating margin	8.3%	6.0%	2.3%
Interest expense, net	5,784	97	5,687
Effective tax rate from continuing operations after discrete items	38.8%	41.9%	(3.1)%

Net income attributable to Engility	$13,778	$13,985	$(207)

Revenue: For the three months ended March 29, 2013, revenue was $362 million, a decrease of $70 million, or 16%, compared to the three months ended March 30, 2012. This decrease was primarily the result of (i) $13 million in reduced demand for services on certain major contracts supporting military efforts in Afghanistan and Iraq, which resulted from the drawdown of U.S. military forces in these countries, (ii) $13 million of revenue reductions related to organizational conflicts of interest, and (iii) $59 million revenue due to reduction of scope on individual projects or task orders and other contracts and task orders that ended. These revenue decreases were offset in part by $14 million of additional revenue from new contract awards.

Cost of revenue: Cost of revenue as a percentage of revenue increased to 87% for the three months ended March 29, 2013 as compared to 86% for the three months ended March 30, 2012. Total cost of revenue was $315 million for the three months ended March 29, 2013 a decline of 15%, compared to $373 million for the three months ended March 30, 2012. The decline in our cost of revenue was consistent with our decline in revenue during the same period.

Selling, general, and administrative expenses: For the three months ended March 29, 2013, selling, general and administrative expenses were $16 million, compared to $33 million for the three months ended March 30, 2012. Selling, general and administrative expenses as a percentage of revenue decreased to 5% for the three months ended March 29, 2013, compared to 8% for the three months ended March 30, 2012. The decrease in selling, general and administrative expenses, including as a percentage of revenue, primarily resulted from $6 million in spin-off-related transaction costs for the three months ended March 30, 2012 and a reduction in wages and associated fringe benefits resulting from our strategic realignment for the quarter ended March 29, 2013 as compared to the quarter ended March 30, 2012.

Operating income and operating margin: Operating income for the three months ended March 29, 2013 was $30 million, an increase of $4 million compared to the three months ended March 30, 2012. Operating margin increased to 8% for the three months ended March 29, 2013, compared to 6% for the three months ended March 30, 2012. The increase in operating income and margin was primarily due to the significant reduction in selling, general, and administrative expenses due to our strategic realignment and the $6 million of spin-off related charges for the three months ended March 30, 2012.

Interest expense: During the third quarter of 2012, we borrowed $335 million under our Credit Facility in the form of a five-year term loan. We then distributed the $335 million to L-3 on the Distribution Date. During the first quarter of 2013, we had a weighted average outstanding loan balance of $335 million, which accrued interest at a weighted average borrowing rate of approximately 5.75%. During this same period, net interest expense was approximately $6 million, which includes approximately $1 million of amortization related to prepaid debt issuance costs. Prior to the Distribution Date, we had no debt and nominal interest expense.

Effective income tax rate: The effective tax rate for the three months ended March 29, 2013 was 38.8% as compared to 41.9% for the three months ended March 30, 2012. The reduction in rate is primarily driven by the non-deductible portion of the spin-off related expenses that were incurred and recorded during the three months ended March 30, 2012.

Net income attributable to Engility: Net income attributable to Engility was $14 million for the three months ended March 29, 2013 and the three months ended March 30, 2012.

Liquidity and Capital Resources

Our primary cash needs are for working capital, capital expenditures, debt service, and strategic investments or acquisitions. Beginning in April 2013, we are required to make principal payments of $12.6 million each quarter. We currently believe that our cash from operations, together with our cash on hand, and available borrowings under the Credit Facility (described below under “— Credit Facility”) are adequate to fund our liquidity and capital resource needs for at least the next twelve months. As of March 29, 2013, our availability under our Credit Facility was $64 million.

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

The total amount of our accounts receivable can vary significantly over time, but is generally very sensitive to recent revenue levels. Total accounts receivable typically range from 70 to 95 days sales outstanding (DSO), calculated on trailing three months of revenue. Our accounts receivable DSO was 89 and 78 days as of March 29, 2013 and December 31, 2012, respectively. The increase in DSO was due to several factors related to the spin-off, including our name change, the novation of certain agreements and the migration to a new accounting system, as well as an increased payment cycle by certain of our customers. These items caused delays in our cash receipts and consequently increased our DSO. Many of these issues have now been resolved and we expect our DSO to decrease during the remainder of 2013.

This table represents cash flows from continuing operations for the periods indicated.

	Three Months Ended
	March 29,	March 30,
	2013	2012
	(in thousands)
Net cash provided by (used in) operating activities	$12,761	$(4,096)
Net cash used in investing activities	(190)	(66)
Net cash (used in) provided by financing activities	(864)	1,829

Net change in cash and cash equivalents	$11,707	$(2,333)

Cash from Operating Activities

We generated $13 million from operating activities during the three months ended March 29, 2013, an increase of $17 million as compared with $4 million used in operating activities during the three months ended March 30, 2012. The increase was due to an increase in non-cash charges of $12 million for the three months ended March 29, 2013 compared to the quarter ended March 30, 2012. The increase in non-cash charges was primarily the result of a decrease of $9 million of net deferred tax liabilities. Changes in operating assets and liabilities used $13 million in cash for the three months ended March 29, 2013 compared to the use of $18 million in cash the quarter ended March 30, 2012.

Cash from Investing Activities

During the three months ended March 29, 2013 and March 30, 2012, our use of cash for investing activities was for capital expenditures in the amounts of $0.2 million and $0.1 million, respectively.

Cash from Financing Activities

Net cash used by financing activities for the three months ended March 29, 2013 was $1 million, primarily for employee tax withholding related to RSUs that vested during the period. For the three months ended March 30, 2012, transfers from our prior parent L-3 provided $2 million of additional cash.

As of March 29, 2013, our outstanding principal balance under the Credit Facility was $335 million, consisting of the term loan, and our availability under the revolving credit facility was $64 million (net of outstanding letters of credit).

Credit Facility

In connection with our spin-off from L-3, on July 17, 2012, we entered into a Credit Facility that provides for total aggregate borrowings of $400 million under a $335 million senior secured term loan facility and a $65 million senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto. In addition, the Credit Facility provides for uncommitted incremental facilities, which Engility Corporation, as the borrower, may request in an aggregate principal amount of up to $35 million. On this same date, we borrowed $335 million under the Credit Facility, which was used to pay a cash dividend to L-3.

Maturity, Interest Rate and Fees. The loans under the Credit Facility are due and payable on July 17, 2017 and bear interest at a rate per annum equal to an applicable margin, plus, at our option (other than with respect to swingline loans, which must be base rate loans), either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.5%, (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs which shall not be less than 1.25%, plus 1.00% and (4) 2.25% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs which shall be no less than 1.25%. The applicable margin for borrowings under the Credit Facility is 3.50% with respect to base rate borrowings and 4.50% with respect to LIBOR borrowings. As of March 29, 2013, we accrued interest at an annual rate of 5.75%.

Amortization and Final Maturity. Beginning in April 2013, we are required to make scheduled quarterly payments each quarter equal to 3.75% of the original principal amount of the term loan, or approximately $12.6 million per quarter, with the balance to be due and payable on the fifth anniversary of the closing date, July 17, 2017. There is not expected to be scheduled amortization under the revolving portion of the Credit Facility. Any principal amount outstanding under the revolving portion of the Credit Facility is due and payable in full on the fifth anniversary of the closing date, July 17, 2017.

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

Covenants and Events of Default. The Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our and our subsidiaries ability to incur additional indebtedness; pay dividends on their capital stock or redeem, repurchase or retire their capital stock or their other indebtedness; make investments, loans and acquisitions; create restrictions on the payment of dividends or other amounts by Engility Corporation’s subsidiaries to Engility Corporation or to any guarantor; engage in transactions with Engility Corporation’s affiliates; sell assets; materially alter the business Engility Corporation conducts; consolidate or merge; incur liens; and prepay or amend subordinated or unsecured debt. Engility Holdings, Inc. is also subject to a passive holding company covenant that limits its ability to engage in certain activities. In addition, the Credit Facility requires Engility Corporation to comply with a minimum consolidated debt service coverage ratio of no less than 1.25:1.00 and a maximum consolidated leverage ratio of no greater than 3.50:1.00, with step-downs to 3.25:1.00 in 2013 and 3.00:1.00 in 2014, for the fiscal quarters ending June 30, 2013 and June 30, 2014, respectively, each to be tested on the last day of each fiscal quarter. Our most restrictive covenant is the maximum consolidated leverage ratio, which as of March 29, 2013 was 2.14. The Credit Facility also contains customary provisions relating to events of default. As of March 29, 2013 and December 31, 2012, we were in compliance with the covenants under the Credit Facility.

The carrying value of the principal amount outstanding under term loan, which approximates fair value, was $335 million. The fair value of the term loan is based on market pricing quoted by a broker dealer. We consider this to be a Level 2 measure under U.S. GAAP hierarchy. Our availability under the revolving credit facility was $64 million as of March 29, 2013, with $1 million outstanding under letters of credit.

Contractual Obligations

There have been no material changes in our contractual obligations from those disclosed in the 2012 Form 10-K.

Off-Balance Sheet Arrangements

At March 29, 2013, we had no significant off-balance sheet arrangements.

Critical Accounting Policies

There have been no material changes to our critical accounting policies disclosed in the 2012 Form 10-K.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), relating to our operations, results of operations, realignment and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: (a) the loss or delay of a significant number of our contracts; (b) a decline in or a redirection of the U.S. defense budget; (c) the DoD’s wide-ranging efficiencies initiative, which targets affordability and cost growth; (d) the intense competition for contracts in our industry, as well as the frequent protests by unsuccessful bidders; (e) our indefinite delivery, indefinite quantity contracts, which are not firm orders for services, and could generate limited or no revenue; (f) our government contracts, which contain unfavorable termination provisions and are subject to audit and modification; (g) the mix of our cost-plus, time-and-material and fixed-price type contracts; (h) our ability to attract and retain key management and personnel; (i) the impairment of our goodwill, which represent a significant portion of the assets on our balance sheet; (j) changes in regulations or any negative findings from a U.S. government audit or investigation; (k) current and future legal and regulatory proceedings; (l) risks associated with our international operations; (m) information security threats and other information technology disruptions; (n) the level of indebtedness that we incurred in connection with the spin-off, our ability to comply with the terms of our debt agreements and our ability to finance our future operations, if necessary; (o) U.S. federal income tax liabilities that relate to the distribution in the spin-off of Engility; (p) our ability to meet the financial reporting and other requirements to which we are now subject following the spin-off due to inadequate accounting and other management systems and resources; and (q) other factors set forth under the heading “Risk Factors” in the 2012 Form 10-K. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements. For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in the 2012 Form 10-K, filed with the SEC on March 21, 2013, and Part II, Item 1.A. below. Forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, historical information should not be considered as an indicator of future performance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk as disclosed in the 2012 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2013. Based upon that evaluation, our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of March 29, 2013, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 9 to our unaudited consolidated and combined financial statements contained in this report and is incorporated by reference into this Item 1.

ITEM 1A.	RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The “Risk Factors” section of our 2012 Form 10-K describes risk and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We believe that there have been no material changes to the risk factors previously disclosed in our 2012 Form 10-K, except as disclosed below.

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

In addition to contract cancellations and declines in agency budgets, our backlog and future financial results may be adversely affected by:

•	curtailment of the U.S. government’s use of services providers, including curtailment due to government budget reductions and related fiscal matters; and

•	developments in Iraq, Afghanistan and Pakistan, or other geopolitical events that affect demand for our services.

Currently, the U.S. government is experiencing a substantial delay in its contract actions, which may result in delays of new awards we depend on for new or increased revenue. This delay is caused by a number of factors, including uncertainty among our customers regarding the availability of funds to procure new programs and services, and other factors related to, but not limited to, recent budget and sequestration uncertainties and activities, as discussed below.

Finally, the government services marketplace is characterized by contracts of shorter duration as compared to large productions and systems integration programs. Services contracts may, including options, extend to ten or fifteen years, but most usually last five years or less.

A decline in or a redirection of the U.S. defense budget, or the effects of sequestration, could result in a material decrease in our revenue, results of operations and cash flows.

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

Currently and for the foreseeable future, the U.S. government is and will be operating in a significantly constrained fiscal environment. Discretionary spending in areas such as defense, homeland security, and international development has and will continue to see budget reductions. In August 2011, Congress enacted the Budget Control Act of 2011 (BCA). The BCA immediately imposed spending caps that contain approximately $487 billion in reductions to the DoD base budgets over the next ten years (Government Fiscal Year (GFY) 2012 to 2021), compared to the previously proposed DoD base budgets for the same fiscal years. An automatic sequestration process was also implemented and became effective on March 1, 2013. The sequestration process imposes additional budget reductions of approximately $41 billion in GFY 2013 and approximately $50 billion per year for the fiscal years 2014 through 2021.

Sequestration effectively reduces the GFY 2013 defense budget by 8% and non-defense discretionary funding by 5%. However, given sequestration went into effect on March 1, 2013, the government has already expended funds for the first five months of its fiscal year which began in October 2012. Thus, in order to achieve the estimated $41 billion in cuts imposed by sequestration over the remaining seven months (versus twelve) of GFY 2013, the percent reduction is expected to be significantly higher in order to achieve an annualized 8% and 5% reduction in defense and non-defense funding, respectively. Sequestration as currently mandated remains a significant long-term risk. Considerable uncertainty exists regarding how reductions will be applied and what challenges the reductions will present for the government services industry. Members of Congress continue to discuss options to address sequestration in future budgets, but we are unable to determine or predict the outcome of these efforts at this time. It is likely that budget decisions made in this environment will have long-term impacts on our company and the entire government services industry.

On April 10, 2013, the President delivered his proposed GFY 2014 budget of $527 billion to Congress. Congressional non-binding resolutions have agreed with the $527 billion GFY 2014 request, but there remains significant disagreement on how to implement the funding overall. Notably, however, the President’s GFY 2014 budget does not include budget reductions imposed by the sequestration process in GFY 2014 of approximately $50 billion. If Congress does not take legislative action, we expect sequestration will be applied to defense spending in GFY 2014. In addition, if Congress is not able to pass a GFY 2014 defense appropriation or a continuing resolution in a timely fashion, we may be required to continue to perform for some period of time on certain of our U.S. government contracts even if the U.S. government is unable to make timely payments. An extended delay in timely payments by the U.S. government could have a material adverse effect on our financial position, results of operations and future cash flows.

It is likely that the declining DoD budgets will reduce funding for some of our revenue arrangements and future opportunities and generally will have a negative impact on our revenue, results of operations and cash flows. Additionally, the planned withdrawal of U.S. military forces from Afghanistan by the end of 2014 is expected to further reduce our revenue related to supporting U.S. military operations in Afghanistan.

In addition to budget reductions, the DoD continues to refine its guidance regarding changes to the procurement process that are intended to control cost growth throughout its acquisition cycle for products and services by developing a competitive process for each outsourced program. As a result, we expect to engage in more frequent negotiations and re-competitions on a cost or price basis with every competitive bid in which we participate. We expect that DoD initiatives aimed at controlling costs, prioritizing funding, and increasing competitiveness will result in a lower aggregate demand for the types of services we provide to the U.S. government, and in some cases, may negatively impacted the profit margins that we can expect to receive for these services.

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
Anthony Smeraglinolo President and Chief Executive Officer

/s/ Michael J. Alber
Michael J. Alber Senior Vice President and Chief Financial Officer

Date: May 13, 2013

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

*31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished electronically with this report.