Form 10-Q
period 2013-06-28
Engility Holdings, Inc.
filed 2013-08-12
CIK 1544229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2013

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

(703) 708-1400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

There were 17,212,184 shares of Engility Holdings, Inc. common stock with a par value of $0.01 per share outstanding as of the close of business on August 1, 2013.

ENGILITY HOLDINGS, INC.

i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of June 28, 2013	As of December 31, 2012
Assets:
Current assets:
Cash and cash equivalents	$47,220	$27,021
Receivables, net	365,063	366,236
Other current assets	26,114	34,832

Total current assets	438,397	428,089
Property, plant and equipment, net	9,599	11,941
Goodwill	477,604	477,604
Identifiable intangible assets, net	96,567	100,929
Other assets	5,921	8,887

Total assets	$1,028,088	$1,027,450

Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$50,250	$50,250
Accounts payable, trade	27,781	20,725
Accrued employment costs	57,196	63,278
Accrued expenses	65,924	76,955
Advance payments and billings in excess of costs incurred	16,159	24,855
Deferred income taxes, current and income taxes payable	9,472	10,607
Other current liabilities	22,672	19,311

Total current liabilities	249,454	265,981
Long-term debt	272,188	284,750
Long-term deferred income tax	5,309	—
Income-tax payable	62,405	68,725
Other liabilities	18,163	19,683

Total liabilities	607,519	639,139
Commitments and contingencies (see Note 9)
Equity:
Preferred stock, par value $0.01 per share, 25,000 shares authorized, none issued or outstanding as of June 28, 2013 and December 31, 2012	—	—
Common stock, par value $0.01 per share, 175,000 shares authorized, 17,183 shares issued and outstanding as of June 28, 2013 and 16,703 shares issued and outstanding as of December 31, 2012	172	168
Additional paid-in capital	759,813	755,638
Accumulated deficit	(353,598)	(380,438)
Noncontrolling interest	14,182	12,943

Total equity	420,569	388,311

Total liabilities and equity	$1,028,088	$1,027,450

See Notes to Unaudited Consolidated and Combined Financial Statements

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
Revenue	$377,332	$371,889	$739,007	$755,129
Revenue from former affiliated entities	—	46,413	—	95,147

Total revenue	377,332	418,302	739,007	850,276
Costs and expenses
Cost of revenue	328,103	305,479	643,594	629,647
Cost of revenue from former affiliated entities	—	46,413	—	95,147

Total cost of revenue	328,103	351,892	643,594	724,794
Selling, general and administrative expenses	19,936	35,666	36,233	68,893

Total costs and expenses	348,039	387,558	679,827	793,687

Operating income	29,293	30,744	59,180	56,589
Interest expense, net	5,757	97	11,541	194
Other income, net	44	(85)	73	(45)

Income from continuing operations before income taxes	23,580	30,562	47,712	56,350
Provision for income taxes	9,292	12,817	18,645	23,619

Income from continuing operations	14,288	17,745	29,067	32,731

Loss from discontinued operations before income taxes	—	(423)	—	(548)
Benefit for income taxes	—	(177)	—	(230)

Loss from discontinued operations	—	(246)	—	(318)

Net income	$14,288	$17,499	$29,067	$32,413
Less: Net income attributable to noncontrolling interest	1,226	2,501	2,227	3,430

Net income attributable to Engility	$13,062	$14,998	$26,840	$28,983

Earnings per share allocable to Engility Holdings, Inc. common shareholders - Basic
Net income per share from continuing operations less noncontrolling interest	$0.77	$0.95	$1.60	$1.82
Net income (loss) per share from discontinued operations	$—	$(0.02)	$—	$(0.02)
Net income per share attributable to Engility	$0.77	$0.93	$1.60	$1.80

Earnings per share allocable to Engility Holdings, Inc. common shareholders - Diluted
Net income per share from continuing operations less noncontrolling interest	$0.74	$0.95	$1.53	$1.82
Net income (loss) per share from discontinued operations	$—	$(0.02)	$—	$(0.02)
Net income per share attributable to Engility	$0.74	$0.93	$1.53	$1.80

Weighted average number of shares outstanding
Basic	16,870	16,118	16,826	16,118
Diluted	17,625	16,118	17,503	16,118

See Notes to Unaudited Consolidated and Combined Financial Statements

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 28,	June 29,
	2013	2012
Operating activities:
Net income	$29,067	$32,413
Less: income from discontinued operations, net of tax	—	(318)

Income from continuing operations	29,067	32,731
Share-based compensation	4,440	—
Depreciation and amortization	7,629	8,335
Amortization of bank debt fees	1,757	—
Deferred income taxes	5,984	(12,091)
Changes in operating assets and liabilities, excluding acquired amounts:
Receivables	1,173	48,511
Other assets	8,505	(1,041)
Accounts payable, trade	7,056	(14,378)
Accrued employment costs	(6,082)	(6,255)
Accrued expenses	(11,031)	(15,768)
Advance payments and billings in excess of costs incurred	(8,696)	(128)
Other liabilities	(4,867)	(75)

Net cash provided by operating activities from continuing operations	34,935	39,841
Investing activities:
Capital expenditures	(911)	(469)

Net cash used in investing activities from continuing operations	(911)	(469)
Financing activities:
Borrowings from revolving credit facility	14,500	—
Repayments of revolving credit facility	(14,500)	—
Repayments of long-term debt	(12,562)	—
Net transfers from prior parent	—	(41,490)
Proceeds from share-based payment arrangements	772	—
Payment of employee withholding taxes on restricted stock units	(1,037)
Distributions to non-controlling interest member	(998)	(1,140)

Net cash used in financing activities from continuing operations	(13,825)	(42,630)
Discontinued Operations:
Net cash provided by operating activities	—	9,222
Net cash used in investing activities	—	—
Net cash used in financing activities	—	(9,222)
Cash balance of discontinued operations	—	(22)

Net cash used in discontinued operations	—	(22)

Net change in cash and cash equivalents	20,199	(3,280)
Cash and cash equivalents, beginning of period	27,021	13,710

Cash and cash equivalents, end of period	$47,220	$10,430

See Notes to Unaudited Consolidated and Combined Financial Statements

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(in thousands, except per share amounts or where otherwise stated)

1.	Basis of Presentation.

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

Effective as of 5:00 p.m., New York time, on July 17, 2012 (the Distribution Date), our common stock was distributed, on a pro rata basis, to L-3’s stockholders of record as of the close of business on July 16, 2012 (the Record Date). On the Distribution Date, each holder of L-3 common stock received one share of our common stock for every six shares of L-3 common stock held on the Record Date. The spin-off was completed pursuant to a Distribution Agreement and several other agreements with L-3 related to the spin-off, including an Employee Matters Agreement, a Tax Matters Agreement, a Transition Services Agreement and two Master Supply Agreements. These agreements govern the relationship between us and L-3 following the spin-off and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided by L-3 to Engility. For a discussion of each agreement, see the section entitled “Certain Relationships and Related Party Transactions — Agreements with L-3 Related to the Spin-Off” in our Proxy Statement for the Annual Meeting of Stockholders held on May 23, 2013, as filed with the U.S. Securities and Exchange Commission (the SEC) on April 12, 2013. We paid $335 million as a cash dividend to L-3 on the Distribution Date.

Our Registration Statement on Form 10 was declared effective by the SEC on July 2, 2012, and our common stock began “regular-way” trading on the New York Stock Exchange on July 18, 2012 under the symbol “EGL.”

Description of Business: Engility, through its predecessors, has provided mission-critical services to the U.S. government for over four decades. Our customers include the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Agency for International Development (USAID), U.S. Department of State (DoS), Federal Aviation Administration (FAA), Department of Homeland Security (DHS), and allied foreign governments. We attribute the strength of our customer relationships to our singular focus on services, our industry-leading capabilities in program planning and management, superior past performance, and the experience of our people and their commitment to our customers’ missions. As of June 28, 2013, we employed approximately 7,600 individuals globally and operated in over 56 countries. We are led by an experienced executive team, which is composed of industry and government veterans.

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

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts or where otherwise stated)

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

Consistent with L-3’s centralized approach to cash management and financing its operations, prior to the spin-off, the majority of our cash receipts were transferred to L-3 daily and L-3 funded our working capital and capital expenditure requirements as needed. Cash transfers to and from L-3’s cash management accounts were reflected as a component of prior parent company investment in the unaudited consolidated and combined balance sheets. Net changes to the prior parent company investment for the period are reflected in the net transfers from prior parent in cash flows from financing activities section of the accompanying statement of cash flows. Following the spin-off, we have financed our operations primarily through operating cash flow and the revolving portion of the 2012 Credit Facility, and currently, the 2013 Credit Facility (each as defined in Note 6 below), as needed.

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

Revision to costs and expenses: As previously disclosed, during the process of finalizing the financial statements for the fiscal year ended December 31, 2012, we determined that during the three months ended March 30, 2012, June 29, 2012 and September 28, 2012, we improperly classified certain amounts in cost of revenue that were selling, general and administrative in nature. We have therefore adjusted the presentation in this Form 10-Q to correctly present these amounts as selling, general and administrative expenses. We have assessed the impact of the adjustments on the statements of operations and determined that the periods were not materially misstated. These changes did not impact the balance sheets or statements of cash flows. The revision decreased cost of revenue, with a corresponding increase to selling, general and administrative expenses of $2,498, $2,195 and $2,084 for the three months ended March 30, 2012, June 29, 2012 and September 28, 2012, respectively. There was no impact to operating income due to this revision.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts or where otherwise stated)

Earnings per Share: For periods prior to the spin-off, basic and diluted earnings per share (EPS) was calculated using 16 million shares of our common stock that were distributed to L-3 shareholders on July 17, 2012. For periods after the spin-off, basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects potential dilution that could occur if securities to issue common stock were exercised or converted into common stock. Diluted EPS includes the effect of the employee stock purchase plan, restricted stock units, and stock options calculated using the treasury stock method. For the three and six months ended June 28, 2013, 0 shares and 18,533 shares, respectively, were not included in diluted EPS due to their anti-dilutive effects.

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
	(amounts in thousands, except per share amounts)
Net income attributable to Engility from continuing operations less noncontrolling interest	$13,062	$15,244	$26,840	$29,301
Net loss attributable to Engility from discontinued operations	—	(246)	—	(318)

Net income attributable to Engility	$13,062	$14,998	$26,840	$28,983

Weighted average number of shares outstanding - Basic	16,870	16,118	16,826	16,118
Dilutive effect of share-based compensation outstanding after application of the treasury stock method	755	—	677	—

Weighted average number of shares - Diluted	17,625	16,118	17,503	16,118

Earnings per share allocable to Engility Holdings, Inc. common shareholders - Basic
Net income per share from continuing operations less noncontrolling interest	$0.77	$0.95	$1.60	$1.82
Net income per share from discontinued operations	$—	$(0.02)	$—	$(0.02)
Net income per share attributable to Engility	$0.77	$0.93	$1.60	$1.80
Earnings per share allocable to Engility Holdings, Inc. common shareholders - Diluted
Net income per share from continuing operations less noncontrolling interest	$0.74	$0.95	$1.53	$1.82
Net income per share from discontinued operations	$—	$(0.02)	$—	$(0.02)
Net income per share attributable to Engility	$0.74	$0.93	$1.53	$1.80

2.	Receivables

Our receivables principally relate to contracts with the U.S. government and prime contractors or subcontractors of the U.S. government. The components of contract receivables are presented in the table below.

	As of	As of
	June 28,	December 31,
	2013	2012
Billed receivables	$172,470	$172,042
Unbilled receivables	195,784	198,248
Allowance for doubtful accounts	(3,191)	(4,054)

Total receivables, net	$365,063	$366,236

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts or where otherwise stated)

3.	Goodwill and Identifiable Intangible Assets

Goodwill: In accordance with the accounting standards for business combinations, we record the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). Goodwill was $478 million at June 28, 2013 and December 31, 2012.

Identifiable Intangible Assets: Information on our identifiable intangible assets that are subject to amortization is presented in the table below.

		June 28, 2013			December 31, 2012
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)
Customer contractual relationships	28	$178,630	$82,101	$96,529	$178,630	$77,762	$100,868
Technology	—	29,259	29,259	—	29,259	29,259	—
Favorable leasehold interests	10	1,827	1,789	38	1,827	1,766	61

Total		$209,716	$113,149	$96,567	$209,716	$108,787	$100,929

Our amortization expense recorded for our identifiable intangible assets is presented in the table below.

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
Amortization expense	$2,182	$3,275	$4,363	$6,550

4.	Related Party Transactions and Parent Company Investment

Allocation of General Corporate Expenses: There were no corporate allocations for the three and six months ended June 28, 2013 as we were not affiliated with L-3 during these periods. Selling, general and administrative expenses for the three months ended June 29, 2012 include a total of $16,313 of corporate allocations from our prior parent, L-3, consisting of (i) $7,000 of allocations for corporate functions provided to the Company and (ii) $9,313 of direct corporate expenses. Selling, general and administrative expenses for the six months ended June 29, 2012 include a total of $36,426 of corporate allocations from our prior parent, L-3, consisting of (i) $14,000 of allocations for corporate functions provided to the Company and (ii) $22,426 of direct corporate expenses. Direct corporate expenses include employee benefits, stock-based compensation, insurance, and treasury expenses that have been allocated based on our direct usage of these items.

Related Party Revenue and Cost of Revenue: We had no related party revenue or purchases for the three and six months ended June 28, 2013 as we were not affiliated with L-3 during these periods. Prior to the spin-off, we were party to transactions to purchase and sell products and services to and from other L-3 subsidiaries and divisions. For the three and six months ended June 29, 2012, revenue earned from these affiliated entities, and corresponding purchases of products and services from these affiliates, were $46,413 and $95,147, respectively. Purchases of products and services from these affiliated entities for the three and six months ended June 29, 2012 were included within revenue and cost of revenue in the unaudited consolidated and combined statements of operations.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts or where otherwise stated)

Parent Company Investment: The components of our net transfers (to)/from prior parent are presented in the table below.

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
Intercompany revenue and purchases, net	$—	$(41,432)	$—	$(86,019)
Cash pooling and general financing activities	—	(45,614)	—	(34,404)
Corporate allocations	—	16,313	—	36,426
Income taxes	—	17,999	—	33,282
Net transfers related to discontinued operations	—	9,415	—	9,225

Total net transfers from prior parent	$—	$(43,319)	$—	$(41,490)

5.	Share-Based Compensation

Immediately prior to the spin-off, certain of our employees participated in the following L-3 stock based compensation plans: 2008 Long Term Performance Plan (2008 LTPP), 1999 Long Term Performance Plan and 1997 Stock Option Plan (collectively, the L-3 Plans). Since our spin-off from L-3, certain of our employees have participated in our Amended and Restated 2012 Long Term Performance Plan (2012 LTPP), which is substantially similar to the 2008 LTPP. In connection with the spin-off, we assumed under the 2012 LTPP each outstanding option to purchase L-3 common stock and each L-3 restricted stock unit (L-3 RSUs) held by our employees. These assumed equity awards converted into 284,594 options to purchase Engility common stock and 684,895 Engility restricted stock units (RSUs), respectively, having the same intrinsic value as the corresponding converted L-3 award.

Upon vesting of RSUs, we permit employees to have the Company withhold vested shares of Engility common stock in order to meet minimum statutory tax withholding requirements, and we remit the withholding taxes to the appropriate taxing jurisdiction. We present these withholdings as cash outflows from financing activities in our statement of cash flows.

For the six months ended June 29, 2012

Stock Options: L-3 granted certain of our employees 53,057 options to purchase L-3 common stock with an exercise price equal to the closing price of L-3 common stock on the date of grant. The options expire 10 years from the date of grant and vest ratably over a three-year period on the annual anniversary of the date of grant. The weighted average grant date fair value for the options awarded on the grant date was $11.49 per option and was estimated using the Black-Scholes option-pricing model.

Restricted Stock Units: For the six months ended June 29, 2012, L-3 granted certain of our employees 154,066 L-3 RSUs with a weighted average grant date fair value of $16.83 per share. As a result of our assuming these equity awards in connection with the spin-off, these L-3 RSUs automatically convert into shares of Engility common stock upon vesting, and are subject to forfeiture until certain restrictions have lapsed, including a three-year cliff vesting period for employees.

For the six months ended June 28, 2013

Stock Options: For the six months ended June 28, 2013, there were no stock options granted.

Restricted Stock Units: For the six months ended June 28, 2013, we granted certain of our employees 195,701 RSUs with a weighted average grant date fair value of $23.98 per share. These RSUs automatically convert into shares of Engility common stock upon vesting, and are subject to forfeiture until certain restrictions have lapsed. 99,577 of these RSUs vest ratably over a term of three years from the grant date, 25% on the first

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts or where otherwise stated)

anniversary of the grant date, 25% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. 96,124 of the RSUs granted to our employees during this period cliff vest on the third anniversary of the date of grant.

For the six months ended June 28, 2013, we granted 18,498 RSUs to the non-management members of the board of directors with a weighted average grant date fair value of $24.32 per share. These RSUs are subject to forfeiture until certain restrictions have lapsed. These RSUs vest after one year, but will not be converted to shares until the earlier of (i) the date on which the person ceases to be a director of the company or (ii) a change of control of the Company.

Performance Shares: During the six months ended June 28, 2013, we granted 298,742 performance shares with a weighted average grant date fair value of $28.24 to certain of our employees. Performance shares are grants of restricted stock that generally cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2013. The number of shares of our common stock that are ultimately vested and delivered in respect of these performance shares will range from 0% to 200% of the target amount depending on the Company’s performance against a peer group, as approved by the Compensation Committee, based on the following two metrics, each of which are weighted equally: relative revenue (based on a compounded annual growth rate) and relative total stockholder return (TSR). No shares are vested or delivered to performance share holders, including with respect to relative revenue, if we do not achieve at least the threshold level of performance for TSR.

6.	Debt

In connection with our spin-off from L-3, on July 17, 2012, we, through our wholly owned subsidiary, Engility Corporation, entered into a credit facility that provides for total aggregate borrowings of $400 million under a $335 million senior secured term loan facility and a $65 million senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto (the 2012 Credit Facility). On July 17, 2012, we borrowed $335 million under the 2012 Credit Facility which was used to pay a cash dividend to L-3. As more fully discussed in Note 11 below, on August 9, 2013, we terminated the 2012 Credit Facility and entered into a new credit facility (the 2013 Credit Facility). A description of the material terms and conditions of the 2013 Credit Facility, along with a copy of the credit agreement for the 2013 Credit Facility, is contained in our Current Report on Form 8-K filed with the SEC on August 12, 2013. The description below relates to terms and conditions of the 2012 Credit Facility, as in effect on June 28, 2013.

Maturity, Interest Rate and Fees. The loans under the 2012 Credit Facility were due and payable on July 17, 2017 and bore interest at a rate per annum equal to an applicable margin, plus, at our option (other than with respect to swingline loans, which must be base rate loans), either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.5%, (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs which could not be less than 1.25%, plus 1.00% and (4) 2.25% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs which could be no less than 1.25%. The applicable margin for borrowings under the 2012 Credit Facility is 3.50% with respect to base rate borrowings and 4.50% with respect to LIBOR borrowings. Our interest rate under the 2012 Credit Facility was 5.75% as of June 28, 2013.

Amortization and Final Maturity. Beginning April 1, 2013, we were required to make scheduled quarterly payments equal to 3.75% of the original principal amount of the term loan, or approximately $12.6 million per quarter, with the balance to be due and payable on the fifth anniversary of the closing date, July 17, 2017. There was not expected to be scheduled amortization under the revolving portion of the 2012 Credit Facility. Any principal amount outstanding under the revolving portion of the 2012 Credit Facility was due and payable in full on the fifth anniversary of the closing date, July 17, 2017.

Guarantees and Security. All obligations under the 2012 Credit Facility were unconditionally guaranteed by Engility Holdings, Inc. and certain of our direct or indirect wholly owned domestic subsidiaries. All obligations under the 2012 Credit Facility, and the guarantees of those obligations, were secured, subject to certain exceptions, by substantially all of the assets of Engility Corporation and the assets of Engility Holdings, Inc. and Engility Corporation’s subsidiary guarantors.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts or where otherwise stated)

Covenants and Events of Default. The 2012 Credit Facility contained a number of covenants that, among other things and subject to certain exceptions, restricted our and our subsidiaries’ ability to incur additional indebtedness; pay dividends on their capital stock or redeem, repurchase or retire their capital stock or their other indebtedness; make investments, loans and acquisitions; create restrictions on the payment of dividends or other amounts by Engility Corporation’s subsidiaries to Engility Corporation or to any guarantor; engage in transactions with Engility Corporation’s affiliates; sell assets; materially alter the business Engility Corporation conducts; consolidate or merge; incur liens; and prepay or amend subordinated or unsecured debt. Engility Holdings, Inc. was also subject to a passive holding company covenant that limited its ability to engage in certain activities. In addition, the 2012 Credit Facility required Engility Corporation to comply with a minimum consolidated debt service coverage ratio of no less than 1.25:1.00 and a maximum consolidated leverage ratio of no greater than 3.50:1.00, with step-downs to 3.25:1.00 in 2013 and 3.00:1.00 in 2014, for the fiscal quarters ending June 30, 2013 and June 30, 2014, respectively, each to be tested on the last day of each fiscal quarter. Our most restrictive covenant under the 2012 Credit Facility was the maximum consolidated leverage ratio, which as of June 28, 2013 was 2.14. The 2012 Credit Facility also contained customary provisions relating to events of default. As of June 28, 2013 and December 31, 2012, we were in compliance with the covenants under the 2012 Credit Facility.

The carrying value of the principal amount outstanding under term loan, which approximates fair value, was $322 million. The fair value of the term loan was based on market pricing quoted by a broker dealer. We consider this to be a Level 2 measure under U.S. GAAP hierarchy. Our availability under the revolving 2012 credit facility was $64 million as of June 28, 2013, with $1 million outstanding under letters of credit.

7.	Discontinued Operations

The Global Security Solutions (GSS) business unit, which had been historically managed by us, was retained by L-3 as part of its National Security Solutions business in connection with the spin-off. The GSS results of operations are presented as discontinued operations in the unaudited consolidated and combined financial statements for the three and six months ended June 29, 2012.

8.	Realignment Costs

On September 12, 2012, we announced a strategic realignment of our organizational structure and a streamlining of our operations, effective January 1, 2013. This strategic realignment included a reduction of our workforce through a voluntary separation of employment program and additional reductions in our workforce.

The activity and balance of the strategic realignment liability accounts for the six months ended June 28, 2013 were as follows:

	Severance and Related Costs	Professional and Other Fees	Total
Balance as of January 1, 2013	$4,234	$1,036	$5,270
Additions	—	—	—
Adjustments	(463)	—	(463)
Cash payments	(3,500)	(1,036)	(4,536)

Balance as of June 28, 2013	$271	$—	$271

These expenses are contained within the selling, general and administrative expense line in the accompanying unaudited consolidated statement of operations for the six months ended June 28, 2013.

9.	Commitments and Contingencies

Procurement Regulations: Most of our revenue is generated from providing services and products under legally binding agreements or contracts with U.S. government and foreign government customers. U.S. government contracts are subject to extensive legal and regulatory requirements, and from time to time, agencies of the U.S. government investigate whether such contracts were and are being conducted in accordance with these requirements.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts or where otherwise stated)

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

In accordance with the accounting standard for contingencies, we record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. Generally, the loss is recorded for the amount we expect to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are recorded in other current liabilities in the balance sheets. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At June 28, 2013 and December 31, 2012, we did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. We believe we have recorded adequate provisions for our litigation matters. We review these provisions quarterly and adjust these provisions to reflect the effect of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter.

Afghanistan Civil Investigation. On August 30, 2010, the Defense Criminal Investigative Service executed a warrant for documents related to the billing of travel time by certain of our employees working in Afghanistan. The supporting affidavit indicated that this was related to a civil qui tam action filed in the U.S. District Court for the Southern District of Ohio, which alleged that these employees improperly charged their travel time in connection with paid time off and weekend leave. On June 26, 2013, we reached an agreement in principle with the DOJ and the Relator to settle the matter for approximately $3 million plus the Relator’s reasonable attorney’s fees, with no admission of liability by the Company.

10.	Income Taxes

The effective tax rate for the three and six months ended June 28, 2013 was 39.4% and 39.1%, respectively.

During the three and six months ended June 29, 2012, we treated certain nondeductible spin-off related transaction costs as discrete charges for income tax purposes. Our effective income tax rate before these discrete items was 39.4% during the three and six months ended June 29, 2012. Income tax expense including these discrete items was $12,817 and $23,619 for the three and six months ended June 29, 2012, respectively.

11.	Subsequent Event

On August 9, 2013, we, through Engility Corporation, entered into the 2013 Credit Facility, which replaced the 2012 Credit Facility as described in Note 6. The 2013 Credit Facility provides for total aggregate borrowings of $450 million, and consists of a $200 million senior secured term loan facility and a $250 million senior secured

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts or where otherwise stated)

revolving credit facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto. On August 9, 2013, we borrowed $200 million under the term loan and $113 million under the revolving credit facility, $311 million of which was used to pay off the outstanding amounts including interest due under the 2012 Credit Facility and $2 million of which was used to pay transaction costs and expenses related to the 2013 Credit Facility. Any principal amount outstanding under the 2013 Credit Facility will be due and payable in full August 9, 2018, the fifth anniversary of the closing date of the 2013 Credit Facility.

The $2 million in costs and expenses related to the 2013 Credit Facility will be capitalized and amortized over the life of the 2013 Credit Facility. For a description of the material terms and conditions of the 2013 Credit Facility, along with a filed copy of the credit agreement for the 2013 Credit Facility, see our Current Report on Form 8-K filed with the SEC on August 12, 2013.

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

Effective as of 5:00 p.m., New York time, on July 17, 2012 (the Distribution Date), our common stock was distributed, on a pro rata basis, to L-3’s stockholders of record as of the close of business on July 16, 2012 (the Record Date). On the Distribution Date, each holder of L-3 common stock received one share of our common stock for every six shares of L-3 common stock held on the Record Date. The spin-off was completed pursuant to a Distribution Agreement and several other agreements with L-3 related to the spin-off, including an Employee Matters Agreement, a Tax Matters Agreement, a Transition Services Agreement and two Master Supply Agreements. These agreements govern the relationship among us and L-3 following the spin-off and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided by L-3 to Engility. For a discussion of each agreement, see the section entitled “Certain Relationships and Related Party Transactions — Agreements with L-3 Related to the Spin-Off” in our Proxy Statement for the Annual Meeting of Stockholders held on May 23, 2013, as filed with the U.S. Securities and Exchange Commission (the SEC) on April 12, 2013.

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

However, currently and for the foreseeable future, the U.S. government is and will be operating in a significantly constrained fiscal environment. Discretionary spending in areas such as defense, homeland security, and international development has and will continue to see budget reductions. In August 2011, Congress enacted the Budget Control Act of 2011 (the BCA). The BCA immediately imposed spending caps that contain approximately $487 billion in reductions to the DoD base budgets over the next ten years (Government Fiscal Year (GFY) 2012 to 2021), compared to the previously proposed DoD base budgets for the same fiscal years. An automatic sequestration process was also implemented and became effective on March 1, 2013. The sequestration process imposes additional budget reductions of approximately $41 billion in GFY 2013 and approximately $50 billion per year for the fiscal years 2014 through 2021.

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

The nation’s debt ceiling also continues to be an outstanding fiscal issue. The Obama Administration and Congress continue to debate raising the debt ceiling, among other fiscal issues, as they negotiate plans for long-term national fiscal policy. The outcome of these debates could have a significant impact on future defense budgets and funding.

In addition to budget reductions, the DoD continues to refine its guidance regarding changes to the procurement process that are intended to control cost growth throughout its acquisition cycle for products and services by developing a cost competitive process for each outsourced program. As a result, we expect to engage in more frequent negotiations and re-competitions on a cost or price basis with every competitive bid in which we participate.

Despite these industry considerations and challenges, this was the environment that we anticipated when we organized and realigned Engility following the spin-off, and is central to our investment thesis. We believe the cost reductions and organizational efficiencies that we implemented in 2012 position us to compete favorably in the U.S. government services industry.

Key Performance Indicators

Backlog and Orders

•	Funded backlog as of June 28, 2013 was $649 million.

•	Contract funded orders for the second quarter of 2013 were $210 million, representing a book-to-bill ratio of 0.6

We define funded backlog as the value of funded orders received from customers, less the cumulative amount of revenue recognized on such orders.

We define funded orders as orders received during the current period less orders that have been cancelled or reduced. This term could also be defined as “net orders.”

We define orders as the value of contract awards received from the U.S. government, for which the U.S. government has appropriated funds, plus the value of funded contract awards and orders received from customers other than the U.S. government.

Book-to-Bill

•	Our book-to-bill ratio was 0.6 for the three months ended of June 28, 2013 and 0.7 for the six months ended June 28, 2013.

Our book-to-bill ratio is calculated as funded orders divided by revenue.

Days Sales Outstanding (DSO)

•	Days Sales Outstanding, net of advanced payments, was 83 days as of June 28, 2013.

DSO is calculated as net receivables less advance payments and billings in excess of costs incurred, divided by daily revenue. Daily revenue is defined as total revenue for the quarter divided by 90 days.

Results of Operations — Three Months Ended June 28, 2013 Compared to Three Months Ended June 29, 2012

The following information should be read in conjunction with our Unaudited Consolidated and Combined Financial Statements included herein.

The table below provides our selected financial data for the three months ended June 28, 2013 and June 29, 2012.

	Three Months Ended
	June 28, 2013		June 29, 2012		Dollar Change	Percentage Change
	(in thousands except percentages)
Total revenue	$377,332	100.0%	$418,302	100.0%	$(40,970)	(9.8)%
Costs and expenses
Total cost of revenue	328,103	87.0%	351,892	84.1%	(23,789)	(6.8)%
Selling, general and administrative expenses	19,936	5.3%	35,666	8.5%	(15,730)	(44.1)%

Total costs and expenses	348,039	92.2%	387,558	92.7%	(39,519)	(50.9)%

Operating income	$29,293	7.8%	$30,744	7.3%	$(1,451)	41.1%
Interest expense, net	5,757	1.5%	97	0.0%	5,660	5,835.1%
Income from continuing operations before income taxes	23,580	6.2%	30,562	7.3%	(6,982)	(22.8)%
Provision for income taxes	9,292	2.5%	12,817	3.1%	(3,525)	(27.5)%

Income from continuing operations	$14,288	3.8%	$17,745	4.2%	$(3,457)	(19.5)%
Effective tax rate from continuing operations after discrete items	39.4%		41.9%		(2.5)%
Net income	$14,288	3.8%	$17,499	4.2%	$(3,211)	(18.3)%
Less: Net income attributable to noncontrolling interest	1,226	0.3%	2,501	0.6%	(1,275)	(51.0)%

Net income attributable to Engility	$13,062	3.5%	$14,998	3.6%	$(1,936)	(12.9)%

Revenue: For the three months ended June 28, 2013, revenue was $377 million, a decrease of $41 million, or 10%, compared to the three months ended June 29, 2012. This decrease was primarily the result of (i) $6 million in reduced demand for services on certain major contracts supporting military efforts in Afghanistan and Iraq, which resulted from the drawdown of U.S. military forces in these countries, (ii) $4 million of revenue reductions related to organizational conflicts of interest in place prior to the spin-off, and (iii) $47 million of revenue reductions due to a reduction in the scope of individual projects or task orders, as well as other contracts and task orders that ended. These revenue decreases were offset in part by $16 million of additional revenue from new contract awards.

Cost of revenue: Total cost of revenue was $328 million for the three months ended June 28, 2013, a decline of 7%, compared to $352 million for the three months ended June 29, 2012. Cost of revenue as a percentage of total revenue increased to 87% for the three months ended June 28, 2013 as compared to 84% for the three months ended June 29, 2012. The increase in cost of revenue as a percentage of total revenue is being driven in large part by the conversion of some of our contracts from fixed price or time-and-materials to lower margin, cost-plus contracts.

Selling, general, and administrative expenses: For the three months ended June 28, 2013, selling, general and administrative expenses were $20 million, compared to $36 million for the three months ended June 29, 2012. Selling, general and administrative expenses as a percentage of revenue decreased to 5% for the three months ended June 28, 2013, compared to 9% for the three months ended June 29, 2012. The decrease in selling, general and administrative expenses, including as a percentage of revenue, primarily resulted from $7 million in spin-off-related transaction costs which occurred during the three months ended June 29, 2012 and an additional $7 million in cost savings from our strategic realignment for the quarter ended June 28, 2013, offset in part by $3 million in legal and settlement costs incurred during the three months ended June 28, 2013 related to the Afghanistan civil investigation discussed in Note 9 to the accompanying Unaudited Consolidated and Combined Financial Statements.

Operating income and operating margin: Operating income for the three months ended June 28, 2013 was $29 million, a decrease of $1 million compared to the three months ended June 29, 2012. The decrease in operating income was primarily due to the decrease in revenue, offset in part by the reduction in selling, general, and administrative expenses due to our strategic realignment, as well as the absence of spin-off-related-transaction costs during the three months ended June 28, 2013 compared to June 29, 2012. Operating margin increased to 7.8% for the three months ended June 28, 2013, compared to 7.3% for the three months ended June 29, 2012. The increase in operating margin was primarily due to the significant reduction in selling, general, and administrative expenses for the three months ended June 29, 2013 as compared to the prior period.

Interest expense: During the third quarter of 2012, we borrowed $335 million under our 2012 Credit Facility in the form of a five-year term loan. We then distributed the $335 million to L-3. For the second quarter of 2013, we had a weighted average outstanding loan balance of $323 million, which accrued interest at a weighted average borrowing rate of approximately 5.75%. During this same period, net interest expense was approximately $6 million, which included approximately $1 million of amortization related to prepaid debt issuance costs. Our results for the second quarter of 2012 reflect that, prior to the Distribution Date, we had no debt and nominal interest expense.

Effective income tax rate: The effective tax rate including discrete items for the three months ended June 28, 2013 was 39.4%, compared to 41.9% for the three months ended June 29, 2012. The reduction in rate was driven primarily by the non-deductible portion of the spin-off related expenses that were incurred and recorded during the three months ended June 29, 2012.

Net income attributable to Engility: Net income attributable to Engility was $13 million for the three months ended June 28, 2013 and $15 million for the three months ended June 29, 2012. The reduction of $2 million in net income attributable to Engility during the three months ended June 28, 2013 as compared to the three months ended June 29, 2012 was driven by the changes described above and the $1 million reduction in net income attributable to noncontrolling interest.

Results of Operations — Six Months Ended June 28, 2013 Compared to Six Months Ended June 29, 2012

The table below provides our selected financial data for the six months ended June 28, 2013 and June 29, 2012.

	Six Months Ended
	June 28, 2013		June 29, 2012		Dollar Change	Percentage Change
	(in thousands except percentages)
Total revenue	$739,007	100.0%	$850,276	100.0%	$(111,269)	(13.1)%
Costs and expenses
Total cost of revenue	643,594	87.1%	724,794	85.2%	(81,200)	(11.2)%
Selling, general and administrative expenses	36,233	4.9%	68,893	8.1%	(32,660)	(47.4)%

Total costs and expenses	679,827	92.0%	793,687	93.3%	(113,860)	(58.6)%

Operating income	$59,180	8.0%	$56,589	6.7%	$2,591	45.5%
Interest expense, net	11,541	1.6%	194	0.0%	11,347	5,849.0%
Income from continuing operations before income taxes	47,712	6.5%	56,350	6.6%	(8,638)	(15.3)%
Provision for income taxes	18,645	2.5%	23,619	2.8%	(4,974)	(21.1)%

Income from continuing operations	$29,067	3.9%	$32,731	3.8%	$(3,664)	(11.2)%
Effective tax rate from continuing operations after discrete items	39.1%		41.9%		(2.8)%
Net income	$29,067	3.9%	$32,413	3.8%	$(3,346)	(10.3)%
Less: Net income attributable to noncontrolling interest	2,227	0.3%	3,430	0.4%	(1,203)	(35.1)%

Net income attributable to Engility	$26,840	3.6%	$28,983	3.4%	$(2,143)	(7.4)%

Revenue: For the six months ended June 28, 2013, revenue was $739 million, a decrease of $111 million, or 13%, compared to the six months ended June 29, 2012. This decrease was primarily the result of (i) $19 million in reduced demand for services on certain major contracts supporting military efforts in Afghanistan and Iraq, which resulted from the drawdown of U.S. military forces in these countries, (ii) $17 million of revenue reductions related to organizational conflicts of interest in place prior to the spin-off, and (iii) a reduction of $105 million of revenue reductions due to a reduction in the scope of individual projects or task orders, as well as other contracts and task orders that ended. These revenue decreases were offset in part by $30 million of additional revenue from new contract awards.

Cost of revenue: Total cost of revenue was $644 million for the six months ended June 28, 2013, a decline of 11% compared to $725 million for the six months ended June 29, 2012. Cost of revenue as a percentage of total revenue increased to 87% for the six months ended June 28, 2013 as compared to 85% for the six months ended June 29, 2012. The increase in cost of revenue as a percentage of total revenue was driven primarily by the conversion of certain contracts from fixed price or time-and-materials to lower margin, cost-plus contracts.

Selling, general, and administrative expenses: For the six months ended June 28, 2013, selling, general and administrative expenses were $36 million, compared to $69 million for the six months ended June 29, 2012. Selling, general and administrative expenses as a percentage of revenue decreased to 5% for the six months ended June 28, 2013, compared to 8% for the six months ended June 29, 2012. The decrease in selling, general and administrative expenses, including as a percentage of revenue, primarily resulted from (i) $14 million in cost savings from our strategic realignment, (ii) $3 million in reduced bid and proposal expenses, and (iii) the absence of spin-off-related transaction costs during the current period compared to $13 million of such costs for the six months ended June 29, 2012, offset in part by $3 million in legal and settlement costs incurred during the six months ended June 28, 2013.

Operating income and operating margin: Operating income for the six months ended June 28, 2013 was $59 million, an increase of $3 million compared to the six months ended June 29, 2012. Operating margin increased to 8.0% for the six months ended June 28, 2013, compared to 6.7% for the six months ended June 29, 2012. The increase in operating income and margin was primarily due to the significant reduction in selling, general, and administrative expenses resulting from our strategic realignment and the absence of spin-off related charges during the current period compared to the six months ended June 29, 2012, offset in part by $3 million in legal and settlement costs incurring during the six months ended June 28, 2013.

Interest expense: During the third quarter of 2012, we borrowed $335 million under our Credit Facility in the form of a five-year term loan. We then distributed the $335 million to L-3. For the six months ended June 28, 2013, we had a weighted average outstanding loan balance of $329 million, which accrued interest at a weighted average borrowing rate of approximately 5.75%. During this same period, net interest expense was approximately $12 million, which includes approximately $2 million of amortization related to prepaid debt issuance costs. Our results for the six months ended June 29, 2012 reflect that, prior to the Distribution Date, we had no debt and nominal interest expense.

Effective income tax rate: The effective tax rate including discrete items for the six months ended June 28, 2013 was 39.1% as compared to 41.9% for the six months ended June 29, 2012. The reduction in rate was driven primarily by the non-deductible portion of the spin-off related expenses that were incurred and recorded during the six months ended June 29, 2012.

Net income attributable to Engility: Net income attributable to Engility was $27 million for the six months ended June 28, 2013 and $29 million for the six months ended June 29, 2012. The reduction of $2 million in net income attributable to Engility during the six months ended June 28, 2013 as compared to the six months ended June 29, 2012 was driven by the changes described above and the $1 million reduction in net income attributable to noncontrolling interest.

Liquidity and Capital Resources

Our primary cash needs are for working capital, capital expenditures, debt service, and strategic investments or acquisitions. Under the 2012 Credit Facility (as defined below under “— Credit Facility”), we were required to start making principal payments of $12.6 million each quarter beginning in April 2013. However, as a result of our 2013 Credit Facility (as defined below under “— Credit Facility”), our required principal payments will decrease by $10.1 million, to $2.5 million per quarter, with the first principal payment due December 31, 2013. We currently believe that our cash from operations, together with our cash on hand, and available borrowings under the 2013 Credit Facility are adequate to fund our liquidity and capital resource needs for at least the next twelve months. As of June 28, 2013, our availability under our 2012 Credit Facility was $64 million. As of August 9, 2013, our available amount under our 2013 Credit Facility was approximately $135 million.

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

The total amount of our accounts receivable can vary significantly over time, but is generally very sensitive to recent revenue levels. Total accounts receivable typically range from 70 to 95 DSO, calculated on trailing three months of revenue. Our accounts receivable DSO was 83 and 89 days as of June 28, 2013 and March 29, 2013, respectively. The decrease in DSO was primarily due to improved billing and cash collection processes, which we began to implement in early 2013.

This table represents cash flows from continuing operations for the periods indicated.

	Six Months Ended
	June 28, 2013	June 29, 2012
	(in thousands)
Net cash provided by operating activities	$34,935	$39,841
Net cash used in investing activities	(911)	(469)
Net cash used in financing activities	(13,825)	(42,630)
Net change in cash and cash equivalents	$20,199	$(3,280)

Cash from Operating Activities

We generated $35 million from operating activities during the six months ended June 28, 2013, a decrease of $5 million as compared with $40 million provided by operating activities during the six months ended June 29, 2012. The decrease in cash from operating activities was primarily due to a $3 million reduction of net income for the six months ended June 28, 2013 as compared to the quarter ended June 29, 2012.

Cash from Investing Activities

During the six months ended June 28, 2013 and June 29, 2012, we used approximately $1 million in cash for investing activities, consisting of capital expenditures.

Cash from Financing Activities

Net cash used by financing activities for the six months ended June 28, 2013 was $14 million, primarily due to $13 million in debt repayments under the 2012 Credit Facility during the period. For the six months ended June 29, 2012, transfers to our prior parent used $42 million of cash.

As of June 28, 2013, our outstanding principal balance under the 2012 Credit Facility was $322 million, consisting of the term loan, and our availability under the revolving credit facility was $64 million (net of outstanding letters of credit).

Credit Facility

In connection with our spin-off from L-3, on July 17, 2012, we, through our wholly owned subsidiary, Engility Corporation, entered into a Credit Facility (the 2012 Credit Facility) that provides for total aggregate borrowings of $400 million under a $335 million senior secured term loan facility and a $65 million senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto. On July 17, 2012, we borrowed $335 million under the term loan of the 2012 Credit Facility, which was used to pay a cash dividend to L-3. On August 9, 2013, we paid in full all outstanding balances and terminated the 2012 Credit Facility and entered into a new credit facility (the 2013 Credit Facility). A description of the material terms and conditions of 2013 Credit Facility, along with a copy of the credit agreement for the 2013 Credit Facility, is contained in our Current Report on Form 8-K filed with the SEC on August 12, 2013. The description below relates to terms and conditions of the 2012 Credit Facility, as in effect on June 28, 2013.

Maturity, Interest Rate and Fees. The loans under the 2012 Credit Facility were due and payable on July 17, 2017 and bore interest at a rate per annum equal to an applicable margin, plus, at our option (other than with respect to swingline loans, which were base rate loans), either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.5%, (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs which could not be less than 1.25%, plus 1.00% and (4) 2.25% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs which could be no less than 1.25%. The applicable margin for borrowings under the 2012 Credit Facility was 3.50% with respect to base rate borrowings and 4.50% with respect to LIBOR borrowings. Our interest rate under the 2012 Credit Facility was 5.75% as of June 28, 2013.

Amortization and Final Maturity. Beginning April 1, 2013, we were required to make scheduled quarterly payments equal to 3.75% of the original principal amount of the term loan, or approximately $12.6 million per quarter, with the balance to be due and payable on the fifth anniversary of the closing date, July 17, 2017. There was not expected to be scheduled amortization under the revolving portion of the 2012 Credit Facility. Any principal amount outstanding under the revolving portion of the 2012 Credit Facility was due and payable in full on the fifth anniversary of the closing date, July 17, 2017.

Guarantees and Security. All obligations under the 2012 Credit Facility were unconditionally guaranteed by Engility Holdings, Inc. and certain of our direct or indirect wholly owned domestic subsidiaries. All obligations under the 2012 Credit Facility, and the guarantees of those obligations, were secured, subject to certain exceptions, by substantially all of the assets of Engility and the assets of Engility Holdings, Inc. and Engility Corporation’s subsidiary guarantors.

Covenants and Events of Default. The 2012 Credit Facility contained a number of covenants that, among other things and subject to certain exceptions, restricted our and our subsidiaries’ ability to incur additional indebtedness; pay dividends on their capital stock or redeem, repurchase or retire their capital stock or their other indebtedness; make investments, loans and acquisitions; create restrictions on the payment of dividends or other amounts by Engility Corporation’s subsidiaries to Engility Corporation or to any guarantor; engage in transactions with Engility Corporation’s affiliates; sell assets; materially alter the business Engility Corporation conducts; consolidate or merge; incur liens; and prepay or amend subordinated or unsecured debt. Engility Holdings, Inc. was also subject to a passive holding company covenant that limited its ability to engage in certain activities. In addition, the 2012 Credit Facility required Engility Corporation to comply with a minimum consolidated debt service coverage ratio of no less than 1.25:1.00 and a maximum consolidated leverage ratio of no greater than 3.50:1.00, with step-downs to 3.25:1.00 in 2013 and 3.00:1.00 in 2014, for the fiscal quarters ending June 30, 2013 and June 30, 2014, respectively, each to be tested on the last day of each fiscal quarter. Our most restrictive covenant under the 2012 Credit Facility was the maximum consolidated leverage ratio, which as of June 28, 2013 was 2.14. The 2012 Credit Facility also contained customary provisions relating to events of default. As of June 28, 2013 and December 31, 2012, we were in compliance with the covenants under the 2012 Credit Facility.

Contractual Obligations

As of June 28, 2013, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 21, 2013 (the 2012 Form 10-K).

Off-Balance Sheet Arrangements

At June 28, 2013, we had no significant off-balance sheet arrangements.

Critical Accounting Policies

There have been no material changes to our critical accounting policies disclosed in the 2012 Form 10-K.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), relating to our operations, results of operations, realignment and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: (a) the loss or delay of a significant number of our contracts; (b) a decline in or a redirection of the U.S. defense budget; (c) the DoD’s wide-ranging efficiencies initiative, which targets affordability and cost growth; (d) the intense competition for contracts in our industry, as well as the frequent protests by unsuccessful bidders; (e) our indefinite delivery, indefinite quantity contracts, which are not firm orders for services, and could generate limited or no revenue; (f) our government contracts, which contain unfavorable termination provisions and are subject to audit and modification; (g) the mix of our cost-plus, time-and-material and fixed-price type contracts; (h) our ability to attract and retain key management and personnel; (i) the impairment of our goodwill, which represent a significant portion of the assets on our balance sheet; (j) changes in regulations or any negative findings from a U.S. government audit or investigation; (k) current and future legal and regulatory proceedings; (l) risks associated with our international operations; (m) information security threats and other information technology disruptions; (n) our level of indebtedness incurred in connection with the 2013 Credit Facility, our ability to comply with the terms of our debt agreements and our ability to finance our future operations, if necessary; (o) U.S. federal income tax liabilities that relate to the distribution in the spin-off of Engility; (p) our ability to meet the financial reporting and other requirements to which we are now subject following the spin-off due to inadequate accounting and other management systems and resources; and (q) other factors set forth under the heading “Risk Factors” in the 2012 Form 10-K. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements. For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in the 2012 Form 10-K, filed with the SEC on March 21, 2013, and Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2013 filed with the SEC on May 13, 2013. Forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, historical information should not be considered as an indicator of future performance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk disclosed in the 2012 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2013. Based upon that evaluation, our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of June 28, 2013, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The “Risk Factors” section of the 2012 Form 10-K describes risk and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We believe that there have been no material changes to the risk factors previously disclosed in our 2012 Form 10-K and updated in our Quarterly Report on Form 10-Q for the three months ended March 29, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On August 11, 2013, we entered into a Change of Employment Status and Release Agreement with Bantz J. Craddock to memorialize his transition from full to part-time status with Engility. Under the terms of the agreement, which is effective as of August 16, 2013, Mr. Craddock will become our Strategic Global Advisor, and will continue to report to our President and Chief Executive Officer, Anthony Smeraglinolo. Mr. Craddock’s annual base salary will be adjusted to $225,000 a year in recognition of his part-time status, up to $150,000 of which he may elect to receive in Engility RSUs with a one year vesting term. Mr. Craddock will remain eligible to receive a performance bonus under our annual incentive compensation plan in respect of the 2013 fiscal year, but will no longer participate in our annual incentive compensation plan after that time. As of January 1, 2014, Mr. Craddock will cease to participate in our employee benefit plans, including our long term equity incentive program, but will continue to participate in our Change of Control Severance Plan. Mr. Craddock will receive an annual equity grant of Engility RSUs on January 1st of each year of his employment with our Company, with a grant-date fair market value of $35,000 and a one year vesting term. The above description is qualified in its entirety by reference to the Change of Employment Status and Release Agreement, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGILITY HOLDINGS, INC.

By:	/s/ Anthony Smeraglinolo
Anthony Smeraglinolo President and Chief Executive Officer

/s/ Michael J. Alber
Michael J. Alber
Senior Vice President and Chief Financial Officer

Date: August 12, 2013

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

10.1	Engility Holdings, Inc. Amended and Restated 2012 Cash Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on May 28, 2013 (File No. 001-35487)).

10.2	Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Plan (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on May 28, 2013 (File No. 001-35487)).

*10.3	Change of Employment Status and Release Agreement, effective as of August 16, 2013, by and among Bantz J. Craddock, Engility Corporation and Engility Holdings, Inc.

*31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished electronically with this report