Form 10-Q
period 2013-09-27
Engility Holdings, Inc.
filed 2013-11-12
CIK 1544229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2013

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

There were 17,232,246 shares of Engility Holdings, Inc. common stock with a par value of $0.01 per share outstanding as of the close of business on November 1, 2013.

ENGILITY HOLDINGS, INC.

i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of September 27, 2013	As of December 31, 2012
Assets:
Current assets:
Cash and cash equivalents	$24,323	$27,021
Receivables, net	316,488	366,236
Other current assets	28,216	34,832

Total current assets	369,027	428,089
Property, plant and equipment, net	10,898	11,941
Goodwill	477,604	477,604
Identifiable intangible assets, net	94,386	100,929
Other assets	7,352	8,887

Total assets	$959,267	$1,027,450

Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$7,500	$50,250
Accounts payable, trade	23,492	20,725
Accrued employment costs	62,602	63,278
Accrued expenses	59,275	76,955
Advance payments and billings in excess of costs incurred	26,238	24,855
Deferred income taxes, current and income taxes payable	8,089	10,607
Other current liabilities	17,055	19,311

Total current liabilities	204,251	265,981
Long-term debt	222,500	284,750
Income tax payable	80,093	68,725
Other liabilities	17,473	19,683

Total liabilities	524,317	639,139
Commitments and contingencies (see Note 9)
Equity:
Preferred stock, par value $0.01 per share, 25,000 shares authorized, none issued or outstanding as of September 27, 2013 and December 31, 2012	—	—
Common stock, par value $0.01 per share, 175,000 shares authorized, 17,221 shares issued and outstanding as of September 27, 2013 and 16,703 shares issued and outstanding as of December 31, 2012	172	168
Additional paid-in capital	762,256	755,638
Accumulated deficit	(341,590)	(380,438)
Noncontrolling interest	14,112	12,943

Total equity	434,950	388,311

Total liabilities and equity	$959,267	$1,027,450

See Notes to Unaudited Consolidated and Combined Financial Statements

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012
Revenue	$339,302	$404,496	$1,078,309	$1,159,625
Revenue from former affiliated entities	—	4,888	—	100,035

Total revenue	339,302	409,384	1,078,309	1,259,660
Costs and expenses
Cost of revenue	289,280	352,063	932,874	981,710
Cost of revenue from former affiliated entities	—	4,888	—	100,035

Total cost of revenue	289,280	356,951	932,874	1,081,745
Selling, general and administrative expenses	19,901	38,696	56,134	107,589
Goodwill impairment charge	—	426,436	—	426,436

Total costs and expenses	309,181	822,083	989,008	1,615,770

Operating income (loss)	30,121	(412,699)	89,301	(356,110)
Interest expense, net	7,558	4,833	19,099	5,027
Other income (expense), net	193	(7)	266	(52)

Income (loss) from continuing operations before income taxes	22,756	(417,539)	70,468	(361,189)
Provision for income taxes	8,699	1,378	27,344	24,997

Income (loss) from continuing operations	14,057	(418,917)	43,124	(386,186)
Loss from discontinued operations before income taxes	—	(469)	—	(1,017)
Benefit for income taxes	—	(161)	—	(391)

Loss from discontinued operations	—	(308)	—	(626)

Net income (loss)	$14,057	$(419,225)	$43,124	$(386,812)
Less: Net income attributable to noncontrolling interest	2,049	1,080	4,276	4,510

Net income (loss) attributable to Engility	$12,008	$(420,305)	$38,848	$(391,322)

Earnings (loss) per share allocable to Engility Holdings, Inc. common shareholders – Basic
Net income (loss) per share from continuing operations less noncontrolling interest	$0.71	$(25.78)	$2.30	$(24.15)

Net income (loss) per share from discontinued operations	$—	$(0.02)	$—	$(0.04)

Net income (loss) per share attributable to Engility	$0.71	$(25.80)	$2.30	$(24.19)

Earnings (loss) per share allocable to Engility Holdings, Inc. common shareholders – Diluted
Net income (loss) per share from continuing operations less noncontrolling interest	$0.68	$(25.78)	$2.21	$(24.15)

Net income (loss) per share from discontinued operations	$—	$(0.02)	$—	$(0.04)

Net income (loss) per share attributable to Engility	$0.68	$(25.80)	$2.21	$(24.19)

Weighted average number of shares outstanding
Basic	16,915	16,291	16,855	16,176
Diluted	17,770	16,291	17,592	16,176

See Notes to Unaudited Consolidated and Combined Financial Statements

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 27,	September 28,
	2013	2012
Operating activities:
Net income (loss)	$43,124	$(386,812)
Less: loss from discontinued operations, net of tax	—	(626)

Income (loss) from continuing operations	43,124	(386,186)
Goodwill impairment charge	—	426,436
Share-based compensation	7,282	4,552
Depreciation and amortization	9,055	12,365
Amortization of bank debt fees	5,880	645
Deferred income taxes	(2,727)	(20,854)
Changes in operating assets and liabilities:
Receivables	49,748	25,389
Other assets	4,145	(13,362)
Accounts payable, trade	2,767	(21,832)
Accrued employment costs	(676)	6,224
Accrued expenses	(17,680)	17,032
Advance payments and billings in excess of costs incurred	1,383	(6,727)
Other liabilities	7,215	297

Net cash provided by operating activities from continuing operations	109,516	43,979

Investing activities:
Capital expenditures	(1,470)	(1,640)
Proceeds from sale of property, plant, and equipment	—	604

Net cash used in investing activities from continuing operations	(1,470)	(1,036)
Financing activities:
Borrowings from term loan	200,000	335,000
Repayments of term loan	(335,000)	—
Borrowings from revolving credit facility	167,500	12,190
Repayments of revolving credit facility	(137,500)	(12,190)
Debt issuance costs	(2,493)	(11,005)
Net transfers to prior parent	—	(25,633)
Dividend paid to prior parent	—	(335,000)
Proceeds from share-based payment arrangements	893	484
Payment of employee withholding taxes on restricted stock units	(1,037)	—
Distributions to non-controlling interest member	(3,107)	(1,402)

Net cash used in financing activities from continuing operations	(110,744)	(37,556)
Discontinued Operations:
Net cash provided by operating activities	—	25,952
Net cash used in investing activities	—	—
Net cash used in financing activities	—	(25,952)

Net cash used in discontinued operations	—	—

Net change in cash and cash equivalents	(2,698)	5,387
Cash and cash equivalents, beginning of period	27,021	13,688

Cash and cash equivalents, end of period	$24,323	$19,075

See Notes to Unaudited Consolidated and Combined Financial Statements

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

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

Description of Business: Engility, through its predecessors, has provided mission-critical services to the U.S. government for over four decades. Our customers include the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Agency for International Development (USAID), U.S. Department of State (DoS), Federal Aviation Administration (FAA), Department of Homeland Security (DHS), and allied foreign governments. We attribute the strength of our customer relationships to our singular focus on services, our industry-leading capabilities in program planning and management, superior past performance, and the experience of our people and their commitment to our customers’ missions. As of September 27, 2013, we employed approximately 7,000 individuals globally and operated in over 40 countries. We are led by a seasoned executive team, which is composed of industry and government veterans.

We provide our service offerings in six key areas: (i) specialized technical consulting; (ii) program and business support services; (iii) engineering and technology lifecycle support; (iv) information technology modernization and sustainment; (v) supply chain services and logistics management; and (vi) training and education.

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

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012 (2012 Form 10-K). In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year.

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

Following our spin-off from L-3, we perform these functions using internal resources and purchased services, some of which are provided by L-3 during a transitional period pursuant to the Transition Services Agreement.

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

(in thousands, except share and per share amounts or where otherwise stated)

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

Earnings per Share: For periods prior to the spin-off, basic and diluted earnings per share (EPS) was calculated using 16 million shares of our common stock that were distributed to L-3 shareholders on July 17, 2012. For periods after the spin-off, basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects potential dilution that could occur if securities to issue common stock were exercised or converted into common stock. Diluted EPS includes the effect of the employee stock purchase plan, restricted stock units, and stock options calculated using the treasury stock method. For the three and nine months ended September 27, 2013, 0 shares and 12,355 shares, respectively, were not included in diluted EPS due to their anti-dilutive effects. For the three and nine months ended September 28, 2012, 552,667 shares and 184,222 shares, respectively, were not included in diluted EPS due to their anti-dilutive effects.

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012
	(amounts in thousands, except per share amounts)
Net income (loss) attributable to Engility from continuing operations less noncontrolling interest	$12,008	$(419,997)	$38,848	$(390,696)

Net loss attributable to Engility from discontinued operations	—	(308)	—	(626)

Net income (loss) attributable to Engility	$12,008	$(420,305)	$38,848	$(391,322)

Weighted average number of shares outstanding – Basic	16,915	16,291	16,855	16,176
Dilutive effect of share-based compensation outstanding after application of the treasury stock method	855	—	737	—

Weighted average number of shares – Diluted	17,770	16,291	17,592	16,176

Earnings (loss) per share allocable to Engility Holdings, Inc. common shareholders – Basic
Net income (loss) per share from continuing operations less noncontrolling interest	$0.71	$(25.78)	$2.30	$(24.15)

Net loss per share from discontinued operations	$—	$(0.02)	$—	$(0.04)

Net income (loss) per share attributable to Engility	$0.71	$(25.80)	$2.30	$(24.19)

Earnings (loss) per share allocable to Engility Holdings, Inc. common shareholders – Diluted
Net income (loss) per share from continuing operations less noncontrolling interest	$0.68	$(25.78)	$2.21	$(24.15)

Net loss per share from discontinued operations	$—	$(0.02)	$—	$(0.04)

Net income (loss) per share attributable to Engility	$0.68	$(25.80)	$2.21	$(24.19)

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts or where otherwise stated)

2.	Receivables

Our receivables principally relate to contracts with the U.S. government and prime contractors or subcontractors of the U.S. government. The components of contract receivables are presented in the table below.

	As of	As of
	September 27,	December 31,
	2013	2012
Billed receivables	$153,313	$172,042
Unbilled receivables	164,870	198,248
Allowance for doubtful accounts	(1,695)	(4,054)

Total receivables, net	$316,488	$366,236

3.	Goodwill and Identifiable Intangible Assets

Goodwill: In accordance with the accounting standards for business combinations, we record the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). Goodwill was $478 million at September 27, 2013 and December 31, 2012.

Identifiable Intangible Assets: Information on our identifiable intangible assets that are subject to amortization is presented in the table below.

			September 27, 2013			December 31, 2012
	Weighted Average Amortization Period		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years	)
Customer contractual relationships	28		$178,630	$84,268	$94,362	$178,630	$77,762	$100,868
Technology	—		29,259	29,259	—	29,259	29,259	—
Favorable leasehold interests	10		1,827	1,803	24	1,827	1,766	61

Total			$209,716	$115,330	$94,386	$209,716	$108,787	$100,929

Our amortization expense recorded for our identifiable intangible assets is presented in the table below.

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012
Amortization expense	$2,181	$3,276	$6,542	$9,828

4.	Related Party Transactions and Parent Company Investment

Allocation of General Corporate Expenses: There were no corporate allocations for the three and nine months ended September 27, 2013 as we were not affiliated with L-3 during these periods. Selling, general and administrative expenses for the three months ended September 28, 2012 include a total of $1,322 of corporate allocations from our prior parent, L-3, consisting of $1,322 of allocations for corporate functions provided to the Company. Selling, general and administrative expenses for the nine months ended September 28, 2012 include a total of $37,748 of corporate allocations from our prior parent, L-3, consisting of (i) $15,322 of allocations for corporate functions provided to the Company and (ii) $22,426 of direct corporate expenses. Direct corporate expenses include employee benefits, stock-based compensation, insurance, and treasury expenses that have been allocated based on our direct usage of these items.

Related Party Revenue and Cost of Revenue: We had no related party revenue or purchases for the three and nine months ended September 27, 2013 as we were not affiliated with L-3 during these periods. Prior to the spin-off, we were party to transactions to purchase and sell products and services to and from other L-3 subsidiaries and divisions. For the three and nine months ended September 28, 2012, revenue earned from these affiliated entities, and corresponding purchases of products and services from these affiliates, were $4,888 and $100,035, respectively. Purchases of products and services from these affiliated entities for the three and nine months ended September 28, 2012 were included within revenue and cost of revenue in the unaudited consolidated and combined statements of operations.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts or where otherwise stated)

Parent Company Investment: The components of our net transfers (to)/from prior parent are presented in the table below.

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012
Intercompany revenue and purchases, net	$—	$—	$—	$(86,019)
Cash pooling and general financing activities	—	—	—	(34,404)
Corporate allocations	—	1,322	—	37,748
Income taxes	—	—	—	33,282
Net transfers related to discontinued operations	—	14,535	—	23,760

Total net transfers from prior parent	$—	$15,857	$—	$(25,633)

5.	Share-Based Compensation

Immediately prior to the spin-off, certain of our employees participated in the following L-3 stock based compensation plans: 2008 Long Term Performance Plan (2008 LTPP), 1999 Long Term Performance Plan and 1997 Stock Option Plan. Since our spin-off from L-3, certain of our employees have participated in our Amended and Restated 2012 Long Term Performance Plan (2012 LTPP), which is substantially similar to the 2008 LTPP. In connection with the spin-off, we assumed under the 2012 LTPP each outstanding option to purchase L-3 common stock and each L-3 restricted stock unit (L-3 RSUs) held by our employees. These assumed equity awards converted into 284,594 options to purchase Engility common stock and 684,895 Engility restricted stock units (RSUs), respectively, having the same intrinsic value as the corresponding converted L-3 award.

Upon vesting of RSUs, we permit employees to have the Company withhold vested shares of Engility common stock in order to meet minimum statutory tax withholding requirements, and we remit the withholding taxes to the appropriate taxing jurisdiction. We present these withholdings as cash outflows from financing activities in our statement of cash flows.

For the nine months ended September 28, 2012

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

Restricted Stock Units: For the nine months ended September 28, 2012, L-3 granted certain of our employees 154,066 L-3 RSUs with a weighted average grant date fair value of $16.83 per share. As a result of our assuming these equity awards in connection with the spin-off, these L-3 RSUs automatically convert into shares of Engility common stock upon vesting, and are subject to forfeiture until certain restrictions have lapsed, including a three-year cliff vesting period for employees.

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

For the nine months ended September 27, 2013

Stock Options: For the nine months ended September 27, 2013, there were no stock options granted.

Restricted Stock Units: For the nine months ended September 27, 2013, we granted certain of our employees 200,745 RSUs with a weighted average grant date fair value of $24.04 per share. These RSUs automatically convert into shares of Engility common stock upon vesting, and are subject to forfeiture until certain restrictions have lapsed. 101,670 of these RSUs vest ratably over a term of three years from the grant date, 25% on the first anniversary of the grant date, 25% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. 99,075 of the RSUs granted to our employees during this period cliff vest on the third anniversary of the date of grant.

For the nine months ended September 27, 2013, we granted 18,498 RSUs to the non-management members of the board of directors with a weighted average grant date fair value of $24.32 per share. These RSUs are subject to forfeiture until certain restrictions have lapsed. These RSUs vest after one year, but will not be converted to shares until the earlier of (i) the date on which the person ceases to be a director of the Company or (ii) a change of control of the Company.

Performance Shares: During the nine months ended September 27, 2013, we granted 305,020 performance shares with a weighted average grant date fair value of $28.24 to certain of our employees. Performance shares are grants of restricted stock that generally cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2013. The number of shares of our common stock that are ultimately vested and delivered in respect of these performance shares will range from 0% to 200% of the target amount depending on the Company’s performance against a peer group, as approved by the Compensation Committee of the Board of Directors, based on the following two metrics, each of which are weighted equally: relative revenue (based on a compounded annual growth rate) and relative total stockholder return (TSR). No shares will vest or be delivered to holders of performance shares, including with respect to relative revenue, if we do not achieve at least the threshold level of performance for TSR.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts or where otherwise stated)

6.	Debt

2012 Credit Facility

In connection with our spin-off from L-3, on July 17, 2012, we, through our wholly owned subsidiary, Engility Corporation, entered into a credit facility that provided for total aggregate borrowings of $400 million under a $335 million senior secured term loan facility and a $65 million senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto (the 2012 Credit Facility). On July 17, 2012, we borrowed $335 million under the 2012 Credit Facility which was used to pay a cash dividend to L-3. On August 9, 2013, we terminated the 2012 Credit Facility and entered into a new credit facility, as described below.

Maturity, Interest Rate and Fees. The loans under the 2012 Credit Facility were due and payable on July 17, 2017 and bore interest at a rate per annum equal to an applicable margin, plus, at our option (other than with respect to swingline loans, which must be base rate loans), either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.5%, (3) a London Interbank Offer Rate (LIBOR) determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs which could not be less than 1.25%, plus 1.00% and (4) 2.25% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs which could be no less than 1.25%.

Amortization and Final Maturity. Beginning April 1, 2013, we were required to make scheduled quarterly payments equal to 3.75% of the original principal amount of the term loan, or approximately $12.6 million per quarter, with the balance to be due and payable on the fifth anniversary of the closing date, July 17, 2017. The 2012 Credit Facility was terminated and repaid in full upon entering the 2013 Credit Facility.

2013 Credit Facility

On August 9, 2013, we, through our wholly owned subsidiary, Engility Corporation, entered into a credit facility among the Company, Engility Corporation, Bank of America, N.A. (as administrative agent, swing line lender and letter of credit issuer) and each of the several lenders from time to time party thereto (the 2013 Credit Facility). The 2013 Credit Facility, which replaced the 2012 Credit Facility, provides for (1) a $200 million term loan facility maturing on August 9, 2018, and (2) a $250 million revolving credit facility that terminates on August 9, 2018, with a $50 million letter of credit sublimit and a $25 million swing line loan sublimit. The 2013 Credit Facility also contains an accordion feature that permits us to arrange with the lenders for the provision of up to $150 million in additional commitments. In conjunction with replacing our 2012 Credit Facility, we expensed $4 million in previously capitalized bank fees relating to the 2012 Credit Facility.

Maturity, Interest Rate and Fees. All borrowings under the 2013 Credit Facility bear interest at a variable rate per annum equal to an applicable margin, plus, at our option (other than for swing line loans), either (1) a base rate determined by reference to the highest of (a) the prime rate of Bank of America, N.A., (b) the federal funds effective rate plus 0.50% and (c) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period of one month plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing. All swing line loans bear interest at a variable rate per annum equal to an applicable margin, plus a base rate determined as described in the immediately preceding sentence. The applicable margins for the borrowings under the 2013 Credit Facility depend on the consolidated leverage ratio of Engility Holdings, Inc., Engility Corporation and its subsidiaries. The applicable LIBOR margin varies between 2.25% and 3.25%, and the applicable base rate margin varies between 1.25% and 2.25%.

Amortization and Final Maturity. Beginning December 31, 2013, we are required to make scheduled quarterly payments equal to 1.25% of the original principal amount of the term loan facility, or $2.5 million per quarter, with the balance to be due and payable on the fifth anniversary of the closing date, August 9, 2018.

Guarantees and Security. All obligations under the 2013 Credit Facility are unconditionally guaranteed by Engility Holdings, Inc. and certain of our direct or indirect wholly owned domestic subsidiaries. All obligations under the 2013 Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Engility Corporation and the assets of Engility Holdings, Inc. and Engility Corporation’s subsidiary guarantors.

        Covenants and Events of Default. The 2013 Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or other indebtedness; make investments, loans and acquisitions; create restrictions on the payment of dividends or other amounts by Engility Corporation’s subsidiaries to Engility Corporation or to any guarantor; engage in transactions with Engility Corporation’s affiliates; sell assets; materially alter the business Engility Corporation conducts; consolidate, merge, dissolve or wind up our business; incur liens; and prepay or amend subordinated or unsecured debt. Engility Holdings, Inc. is also subject to a passive holding company covenant that limits our ability to engage in certain activities. In addition, the 2013 Credit Facility requires that Engility Corporation maintain a minimum consolidated debt service coverage ratio of no less than 1.25:1.00 as of the end of any fiscal quarter of Engility Corporation, and a maximum consolidated leverage ratio of no greater than 3.50:1.00 as of the end of any fiscal quarter of Engility Corporation, with step-downs to 3.25:1.00 beginning with the fiscal quarter ending December 31, 2014 and 3.00:1.00 beginning with the fiscal quarter ending December 31, 2015. We believe our most restrictive covenant under the 2013 Credit Facility is the maximum consolidated leverage ratio, which as of September 27, 2013 was 1.60:1.00. The 2013 Credit Facility also contains customary provisions relating to the events of default. As of September 27, 2013, we were in compliance with the covenants under the 2013 Credit Facility.

The carrying value of the principal amount outstanding under term loan, which approximates fair value, is $200 million. The fair value of the term loan is based on interest rates prevailing on debt with substantially similar risks, terms and maturities and is considered to be a Level 3 input, measured under U.S. GAAP hierarchy. We currently have $30 million outstanding on our revolving line of credit and our availability under the revolving portion of the 2013 Credit Facility was $218 million as of September 27, 2013, with $2 million outstanding under letters of credit.

7.	Discontinued Operations

The Global Security Solutions (GSS) business unit, which had been historically managed by us, was retained by L-3 as part of its National Security Solutions business in connection with the spin-off. The GSS results of operations are presented as discontinued operations in the unaudited consolidated and combined financial statements for the three and nine months ended September 28, 2012.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share amounts or where otherwise stated)

8.	Realignment Costs

On September 12, 2012, we announced a strategic realignment of our organizational structure and a streamlining of our operations, effective January 1, 2013. This strategic realignment included a reduction of our workforce through a voluntary separation of employment program and additional reductions in our workforce.

The activity and balance of the strategic realignment liability accounts for the nine months ended September 27, 2013 were as follows:

	Severance and Related Costs	Professional and Other Fees	Total
Balance as of January 1, 2013	$4,234	$1,036	$5,270
Additions	—	—	—
Adjustments	(544)	—	(544)
Cash payments	(3,690)	(1,036)	(4,726)

Balance as of September 27, 2013	$—	$—	$—

These expenses are contained within the selling, general and administrative expense line in the accompanying unaudited consolidated and combined statement of operations for the nine months ended September 27, 2013.

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

In accordance with the accounting standard for contingencies, we record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. Generally, the loss is recorded for the amount we expect to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are recorded in other current liabilities in the balance sheets. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At September 27, 2013 and December 31, 2012, we did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. We believe we have recorded adequate provisions for our litigation matters. We review these provisions quarterly and adjust these provisions to reflect the effect of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter.

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

The effective tax rate for the three and nine months ended September 27, 2013 was 38.2% and 38.8%, respectively.

During the three months and nine months ended September 28, 2012, we treated certain nondeductible spin-off-related transaction costs as discrete charges for income tax purposes, which resulted in $1 million and $2 million of discrete income tax expense, respectively, for those periods.

Our effective income tax rate including the impact of the goodwill impairment charge prior to discrete items was (0.3%) and (6.5%) for the three months and nine months ended September 28, 2012, respectively. Income tax expense including discrete items and the goodwill impairment charge was $1 million and $25 million for the three months and nine months ended September 28, 2012, respectively.

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

However, currently and for the foreseeable future, the U.S. government is and will be operating in a significantly constrained fiscal environment. Discretionary spending in areas such as defense, homeland security, and international development has and will continue to see budget reductions. In August 2011, Congress enacted the Budget Control Act of 2011 (the BCA). Part I of the BCA provided for a reduction in planned defense budgets of at least $487 billion over a ten year period, and the fiscal year (FY) 2013 impacts were incorporated in the government’s FY 2013 budget. Part II mandated substantial additional reductions through a process known as “sequestration,” which took effect March 1, 2013, and resulted in approximately $40 billion of additional reductions to the FY 2013 defense budget.

Congress failed to approve an interim or full-year budget before the U.S. government’s fiscal year ended on September 30, 2013, resulting in a shutdown of non-essential government services. Many U.S. government personnel, including those overseeing certain of our contracts with the U.S. government, were furloughed following the government shutdown, and certain government facilities were closed, which caused our employees to stop working on impacted contracts. On October 16, 2013, Congress passed a bill containing a continuing resolution to fund the U.S. government through January 15, 2014, and raising the debt ceiling through February 7, 2014. Should political conflicts continue to preclude the passage of legislation necessary to provide longer-term solutions to either of these fiscal year funding or debt ceiling authorities, the U. S. government may once again be facing the possibility of a shutdown.

The nation’s debt ceiling also continues to be an outstanding fiscal issue. The Obama Administration and Congress continue to debate raising the debt ceiling, among other fiscal issues, as they negotiate plans for long-term national fiscal policy. The outcome of these debates could have a significant impact on future defense budgets and funding.

Any future government shutdowns or a failure to increase the debt ceiling would likely result in a delay in payments owed to us by the U.S. government, a loss of revenue and profit on contracts that did not have government funding in place before the expiration of a continuing resolution or could not be performed by us during the government shutdown. Anticipated reductions in DoD budgets may also reduce funding for some of our revenue arrangements, and uncertainty in DoD budgets may negatively impact our ability to secure new revenue arrangements within the time frames experienced in a normal budgetary environment.

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

Despite these industry considerations and challenges, this was the environment that we anticipated when we organized and realigned Engility following the spin-off, and is central to our investment thesis. We believe the cost reductions and organizational efficiencies that we have implemented position us to compete favorably in the U.S. government services industry.

Key Performance Indicators

Backlog and Orders

•	Funded backlog as of September 27, 2013 was $574 million.

•	Contract funded orders for the quarter ended September 27, 2013 were $263 million, representing a book-to-bill ratio of 0.8.

•	On a trailing-twelve month basis, our contract funded orders were approximately $1.3 billion, representing a book-to-bill ratio of 0.9.

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

Our book-to-bill ratio is calculated as funded orders divided by revenue.

Days Sales Outstanding (DSO)

•	Days Sales Outstanding, net of advanced payments, was 77 days as of September 27, 2013.

DSO is calculated as net receivables less advance payments and billings in excess of costs incurred, divided by daily revenue. Daily revenue is defined as total revenue for the quarter divided by 90 days.

Results of Operations —   Three Months Ended September 27, 2013 Compared to Three Months Ended September 28, 2012

The following information should be read in conjunction with our Unaudited Consolidated and Combined Financial Statements included herein.

The table below provides our selected financial data for the three months ended September 27, 2013 and September 28, 2012.

	Three Months Ended
	September 27, 2013		September 28, 2012		Dollar Change	Percentage Change
	(in thousands except percentages)
Total revenue	$339,302	100.0%	$409,384	100.0%	$(70,082)	(17.1)%
Costs and expenses
Total cost of revenue	289,280	85.3	356,951	87.2	(67,671)	(19.0)
Selling, general and administrative expenses	19,901	5.9	38,696	9.5	(18,795)	(48.6)
Goodwill impairment charge	—	—	426,436	104.1	(426,436)	(100.0)

Total costs and expenses	$309,181	91.1%	$822,083	200.8%	$(512,902)	(62.4)%

Operating income (loss)	$30,121	8.9%	$(412,699)	(100.8)%	$442,820	(107.3)%
Interest expense, net	$7,558	2.2%	$4,833	1.2%	$2,725	56.4%
Income (loss) from continuing operations before income taxes	$22,756	6.7%	$(417,539)	(102.0)%	$440,295	105.5%
Provision for income taxes	8,699	2.6	1,378	0.3	7,321	531.3

Income from continuing operations	$14,057	4.1%	$(418,917)	(102.3)%	$432,974	103.4%

Effective tax rate from continuing operations after discrete items	38.2%		(0.3)%
Net income (loss)	$14,057	4.1%	$(419,225)	(102.4)%	$433,282	103.4%
Less: Net income attributable to noncontrolling interest	2,049	0.6	1,080	0.3	969	89.7

Net income attributable to Engility	$12,008	3.5%	$(420,305)	(102.7)%	$432,313	102.9%

Revenue: For the three months ended September 27, 2013, revenue was $339 million, a decrease of $70 million, or 17%, compared to the three months ended September 28, 2012. This decrease was primarily the result of (i) $19 million in reduced demand for services on certain major contracts supporting military efforts in Afghanistan and Iraq, which resulted from the drawdown of U.S. military forces in these countries, (ii) $4 million of revenue reductions related to organizational conflicts of interest in place prior to the spin-off, and (iii) $58 million of revenue reductions due to a reduction in the scope of individual projects or task orders, as well as other contracts and task orders that ended. These revenue decreases were offset in part by $11 million of additional revenue from new contract awards.

Cost of revenue: Total cost of revenue was $289 million for the three months ended September 27, 2013; a decline of 19%, compared to $357 million for the three months ended September 28, 2012. Cost of revenue as a percentage of total revenue decreased to 85% for the three months ended September 27, 2013 as compared to 87% for the three months ended September 28, 2012. The decrease in cost of revenue as a percentage of total revenue was primarily due to savings resulting from our organizational realignment in 2013, as well as decreased expenses from our joint venture with Forfeiture Support Associates J.V. (FSA).

Selling, general, and administrative expenses: For the three months ended September 27, 2013, selling, general and administrative expenses were $20 million, compared to $39 million for the three months ended September 28, 2012. Selling, general and administrative expenses as a percentage of revenue decreased to 6% for the three months ended September 27, 2013, compared to 10% for the three months ended September 28, 2012. The decrease in selling, general and administrative expenses, including as a percentage of revenue, primarily resulted from $4 million in spin-off-related transaction costs, $8 million in costs from our strategic realignment, and $5 million in legal and settlement costs incurred during the three months ended September 28, 2012. In addition, cost savings from our strategic realignment for the three months ended September 27, 2013 reduced our selling, general, and administrative expenses by $5 million as compared to the three months ended September 28, 2012.

Goodwill impairment charge: For the three months ended September 28, 2012, we recorded a non-cash goodwill impairment charge of $426 million due to a decline in the estimated fair value of certain of our former reporting units.

Operating income (loss) and operating margin: Operating income for the three months ended September 27, 2013 was $30 million, an increase of $443 million compared to the three months ended September 28, 2012. Operating margin increased to 8.9% for the three months ended September 27, 2013, compared to (101)% for the three months ended September 28, 2012. The increase in operating income and operating margin was primarily due to a goodwill impairment charge of $426 million, $4 million in spin-off-related transaction costs, $8 million in costs from our strategic realignment, and $5 million in legal and settlement costs incurred during the three months ended September 28, 2012.

Interest expense: During the three months ended September 28, 2012, we borrowed $335 million under our 2012 Credit Facility in the form of a five-year term loan. We then distributed the $335 million to L-3. Our results for the three months ended September 28, 2012 reflect that, prior to the Distribution Date, we had no debt and nominal interest expense. During this same period, we had a weighted average outstanding loan balance of $335 million, which accrued interest at a weighted average borrowing rate of approximately 5.8%.

During the three months ended September 27, 2013, we borrowed $310 million under our 2013 Credit Facility to refinance our debt under the 2012 Credit Facility. During this same period, we had a weighted average outstanding loan balance of $282 million, which accrued interest at a weighted average borrowing rate of approximately 4.5%.

During the three months ended September 27, 2013, net interest expense was approximately $8 million, which included approximately $4 million of bank fees related to the 2012 Credit Facility that were previously capitalized. During the three months ended September 28, 2012, net interest expense was approximately $5 million.

Effective income tax rate: The effective tax rate including discrete items for the three months ended September 27, 2013 was 38.2%, compared to (0.3)% for the three months ended September 28, 2012. The reduction in rate was driven primarily by the non-deductible portion of the goodwill impairment charge and the spin-off related expenses that were incurred and recorded during the three months ended September 28, 2012.

Net income (loss) attributable to Engility: Net income (loss) attributable to Engility was $12 million for the three months ended September 27, 2013 and $(420) million for the three months ended September 28, 2012. The increase of $432 million in net income attributable to Engility during the three months ended September 27, 2013 as compared to the three months ended September 28, 2012 was primarily due to goodwill impairment charge of $426 million, $4 million in spin-off-related transaction costs, $8 million in costs from our strategic realignment, and $5 million in legal and settlement costs incurred during the three months ended September 28, 2012 , offset in part by $8 million in additional income tax expense and $3 million of additional interest expense incurred during the three months ended September 27, 2013.

Results of Operations — Nine Months Ended September 27, 2013 Compared to Nine Months Ended September 28, 2012

The table below provides our selected financial data for the nine months ended September 27, 2013 and September 28, 2012.

	Nine Months Ended
	September 27, 2013		September 28, 2012		Dollar Change	Percentage Change
	(in thousands except percentages)
Total revenue	$1,078,309	100.0%	$1,259,660	100.0%	$(181,351)	(14.4)%
Costs and expenses
Total cost of revenue	932,874	86.5	1,081,745	85.9	(148,871)	(13.8)
Selling, general and administrative expenses	56,134	5.2	107,589	8.5	(51,455)	(47.8)
Goodwill impairment charge	—	—	426,436	33.9	(426,436)	(100.0)

Total costs and expenses	$989,008	91.7%	$1,615,770	128.3%	$(626,762)	(38.8)%

Operating income (loss)	$89,301	8.3%	$(356,110)	(28.3)%	$445,411	(125.1)%
Interest expense, net	$19,099	1.8%	$5,027	0.4%	$14,072	279.9%
Income (loss) from continuing operations before income taxes	$70,468	6.5%	$(361,189)	(28.7)%	$431,657	119.5%
Provision for income taxes	27,344	2.5	24,997	2.0	2,347	9.4

Income (loss)from continuing operations	$43,124	4.0%	$(386,186)	(30.7)%	$429,310	111.2%

Effective tax rate from continuing operations after discrete items	38.8%		(6.9)%
Net income (loss)	$43,124	4.0%	$(386,812)	(30.7)%	$429,936	111.1%
Less: Net income attributable to noncontrolling interest	4,276	0.4	4,510	0.4	(234)	(5.2)

Net income (loss) attributable to Engility	$38,848	3.6%	$(391,322)	(31.1)%	$430,170	109.9%

Revenue: For the nine months ended September 27, 2013, revenue was $1,078 million, a decrease of $181 million, or 14%, compared to the nine months ended September 28, 2012. This decrease was primarily the result of (i) $38 million in reduced demand for services on certain major contracts supporting military efforts in Afghanistan and Iraq, which resulted from the drawdown of U.S. military forces in these countries, (ii) $21 million of revenue reductions related to organizational conflicts of interest in place prior to the spin-off, and (iii) $163 million of revenue reductions due to a reduction in the scope of individual projects or task orders, as well as other contracts and task orders that ended. These revenue decreases were offset in part by $41 million of additional revenue from new contract awards.

Cost of revenue: Total cost of revenue was $933 million for the nine months ended September 27, 2013; a decline of 14% compared to $1,082 million for the nine months ended September 28, 2012. Cost of revenue as a percentage of total revenue increased to 87% for the nine months ended September 27, 2013 as compared to 86% for the nine months ended September 28, 2012. The increase in cost of revenue as a percentage of total revenue was driven primarily by an increase in the proportion of lower margin cost-plus contracts making up our contract base. This trend was partially offset by cost savings resulting from our organizational realignment in 2013, as well as decreased expenses from our FSA joint venture.

        Selling, general, and administrative expenses: For the nine months ended September 27, 2013, selling, general and administrative expenses were $56 million, compared to $108 million for the nine months ended September 28, 2012. Selling, general and administrative expenses as a percentage of revenue decreased to 5% for the nine months ended September 27, 2013, compared to 9% for the nine months ended September 28, 2012. The decrease in selling, general and administrative expenses, including as a percentage of revenue, primarily resulted from $17 million in spin-off-related transaction costs, $8 million in cost from our strategic realignment, and $5 million in legal and settlement costs incurred during the nine months ended September 27, 2012, offset in part by $3 million in legal and settlement costs incurred during the nine months ended September 27, 2013. In addition, cost savings from our strategic realignment for the three months ended September 27, 2013 reduced our selling, general, and administrative expenses by $20 million as compared to the three months ended September 28, 2012.

Goodwill impairment charge: For the nine months ended September 28, 2012, we recorded a non-cash goodwill impairment charge of $426 million due to a decline in the estimated fair value of certain of our former reporting units.

Operating income (loss) and operating margin: Operating income for the nine months ended September 27, 2013 was $89 million, an increase of $445 million compared to the nine months ended September 28, 2012. Operating margin increased to 8.3% for the nine months ended September 27, 2013, compared to (28.3)% for the nine months ended September 28, 2012. The increase in operating income and operating margin was primarily due to a goodwill impairment charge of $426 million, $17 million in spin-off-related transaction costs, $8 million in costs from our strategic realignment, and $5 million in legal and settlement costs incurred during the three months ended September 28, 2012, offset in part by $3 million in legal and settlement costs incurred during the nine months ended September 27, 2013.

Interest expense: During the third quarter of 2012, we borrowed $335 million under our 2012 Credit Facility in the form of a five-year term loan. We then distributed the $335 million to L-3. Our results for the third quarter of 2012 reflect that, prior to the Distribution Date, we had no debt and nominal interest expense. During the third quarter of 2012, we had a weighted average outstanding loan balance of $335 million, which accrued interest at a weighted average borrowing rate of approximately 5.8%.

During the third quarter of 2013, we borrowed $310 million under our 2013 Credit Facility to refinance our debt under the 2012 Credit Facility. For the nine months ended September 28, 2013, we had a weighted average outstanding loan balance of $313 million, which accrued interest at a weighted average borrowing rate of approximately 5.3%.

During the nine months ended September 28, 2013, net interest expense was approximately $19 million, which included approximately $4 million of bank fees related to the 2012 Credit Facility that were previously capitalized. During the nine months ended September 27, 2012, net interest expense was approximately $5 million.

Effective income tax rate: The effective tax rate including discrete items for the nine months ended September 27, 2013 was 38.8% as compared to (6.9)% for the nine months ended September 28, 2012. The increase in rate was driven primarily by the non-deductible portion of the goodwill impairment charge and spin-off related expenses that were incurred and recorded during the nine months ended September 28, 2012.

Net income (loss) attributable to Engility: Net income attributable to Engility was $39 million for the nine months ended September 27, 2013 and $(391) million for the nine months ended September 28, 2012. The increase of $430 million in net income attributable to Engility during the nine months ended September 27, 2013 as compared to the nine months ended September 28, 2012 was primarily due to a goodwill impairment charge of $426 million, $17 million in spin-off-related transaction costs, $8 million in cost savings from our strategic realignment, and $5 million in legal and settlement costs incurred during the nine months ended September 28, 2012, offset in part by an additional $3 million in income tax expense and $14 million in interest expense incurred during the quarter ended September 27, 2013.

Liquidity and Capital Resources

Our primary cash needs are for working capital, capital expenditures, debt service, and strategic investments or acquisitions. Under our 2013 Credit Facility, our required principal payment is $2.5 million per quarter, with the first principal payment due December 31, 2013. We currently believe that our cash from operations, together with our cash on hand and available borrowings under the 2013 Credit Facility are adequate to fund our liquidity and capital resource needs for at least the next twelve months. As of September 27, 2013, our availability under our 2013 Credit Facility was $218 million (net of outstanding letters of credit).

Accounts receivable is the principal component of our working capital and is generally driven by our level of revenue with other short-term fluctuations related to payment practices by our customers. Our accounts receivable reflect amounts billed to our customers, as well as the revenue that was recognized in the preceding month, which is generally billed in the following month as of each balance sheet date.

The total amount of our accounts receivable can vary significantly over time, but is generally very sensitive to recent revenue levels. Total accounts receivable typically range from 70 to 95 DSO, calculated on trailing three months of revenue. Our accounts receivable DSO was 77 and 83 days as of September 27, 2013 and June 28, 2013, respectively. The decrease in DSO was primarily due to improved billing and cash collection processes, which we began to implement in early 2013.

This table represents cash flows from continuing operations for the periods indicated.

	Nine Months Ended
	September 27, 2013	September 28, 2012
	(in thousands)
Net cash provided by operating activities	$109,516	$43,979
Net cash used in investing activities	(1,470)	(1,036)
Net cash used in financing activities	(110,744)	(37,556)
Net change in cash and cash equivalents	$(2,698)	$5,387

Cash from Operating Activities

        We generated $110 million from operating activities during the nine months ended September 27, 2013, an increase of $66 million as compared with $44 million provided by operating activities during the nine months ended September 28, 2012. The increase in cash from operating activities was primarily due to $18 million increase in deferred income taxes, $25 million increase in cash generated from accounts receivable, and $15 million of cash flows from a reduction in cash outflows from other assets and liabilities for the nine months ended September 27, 2013 as compared to the nine months ended September 28, 2012.

Cash from Investing Activities

During the nine months ended September 27, 2013 and September 28, 2012, we used approximately $1 million in cash for investing activities, consisting of capital expenditures.

Cash from Financing Activities

Net cash used by financing activities for the nine months ended September 27, 2013 was $111 million, primarily due to net debt repayments of $105 million. For the nine months ended September 28, 2012, transfers to our prior parent used $26 million of cash.

As of September 27, 2013, our outstanding principal balance under the 2013 Credit Facility was $230 million and our availability under the revolving credit facility was $218 million (net of outstanding letters of credit).

Credit Facility

2013 Credit Facility

On August 9, 2013, we, through our wholly owned subsidiary, Engility Corporation, entered into a credit facility among the Company, Engility Corporation, Bank of America, N.A. (as administrative agent, swing line lender and letter of credit issuer) and each of the several lenders from time to time party thereto (the 2013 Credit Facility). The 2013 Credit Facility, which replaced the 2012 Credit Facility (as defined in Note 6 to our Unaudited Consolidated and Combined Financial Statements), provides for (1) a $200 million term loan facility maturing on August 9, 2018, and (2) a $250 million revolving credit facility that terminates on August 9, 2018, with a $50 million letter of credit sublimit and a $25 million swing line loan sublimit. The 2013 Credit Facility also contains an accordion feature that permits us to arrange with the lenders for the provision of up to $150 million in additional commitments.

Maturity, Interest Rate and Fees. All borrowings under the 2013 Credit Facility bear interest at a variable rate per annum equal to an applicable margin, plus, at our option (other than for swing line loans), either (1) a base rate determined by reference to the highest of (a) the prime rate of Bank of America, N.A., (b) the federal funds effective rate plus 0.50% and (c) a London Interbank Offer Rate (LIBOR) determined by reference to the cost of funds for U.S. dollar deposits for the interest period of one month plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing. All swing line loans bear interest at a variable rate per annum equal to an applicable margin, plus a base rate determined as described in the immediately preceding sentence. The applicable margins for the borrowings under the 2013 Credit Facility depend on the consolidated leverage ratio of Engility Holdings, Inc., Engility Corporation and its subsidiaries. The applicable LIBOR margin varies between 2.25% and 3.25%, and the applicable base rate margin varies between 1.25% and 2.25%.

Amortization and Final Maturity. Beginning December 31, 2013, we are required to make scheduled quarterly payments equal to 1.25% of the original principal amount of the term loan facility, or $2.5 million per quarter, with the balance to be due and payable on the fifth anniversary of the closing date, August 9, 2018.

Guarantees and Security. All obligations under the 2013 Credit Facility are unconditionally guaranteed by Engility Holdings, Inc. and certain of our direct or indirect wholly owned domestic subsidiaries. All obligations under the 2013 Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Engility Corporation and the assets of Engility Holdings, Inc. and Engility Corporation’s subsidiary guarantors.

Covenants and Events of Default. The 2013 Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or other indebtedness; make investments, loans and acquisitions; create restrictions on the payment of dividends or other amounts by Engility Corporation’s subsidiaries to Engility Corporation or to any guarantor; engage in transactions with Engility Corporation’s affiliates; sell assets; materially alter the business Engility Corporation conducts; consolidate, merge, dissolve or wind up our business; incur liens; and prepay or amend subordinated or unsecured debt. Engility Holdings, Inc. is also subject to a passive holding company covenant that limits our ability to engage in certain activities. In addition, the 2013 Credit Facility requires that Engility Corporation maintain a minimum consolidated debt service coverage ratio of no less than 1.25:1.00 as of the end of any fiscal quarter of Engility Corporation, and a maximum consolidated leverage ratio of no greater than 3.50:1.00 as of the end of any fiscal quarter of Engility Corporation, with step-downs to 3.25:1.00 beginning the fiscal quarter ending December 31, 2014 and 3.00:1.00 beginning the fiscal quarter ending December 31, 2015. We believe our most restrictive covenant under the 2013 Credit Facility is the maximum consolidated leverage ratio, which as of September 27, 2013 was 1.60:1.00. The 2013 Credit Facility also contains customary provisions relating to events of default. As of September 27, 2013, we were in compliance with the covenants under the 2013 Credit Facility.

We currently have $30 million outstanding on our revolving line of credit and our availability under the revolving portion of the 2013 Credit Facility was $218 million as of September 27, 2013, with $2 million outstanding under letters of credit.

	(in thousands)
	September 27, 2013	December 31, 2012	Change in Net Debt
Net Debt
Term loan balance	$200,000	$335,000
Revolver loan balance	30,000	—
Cash	(24,323)	(27,021)

Net debt	$205,677	$307,979	$(102,302)

Available Liquidity
Cash	$24,323	$27,021
Revolver loan availability	218,000	64,000

Total available liquidity	$242,323	$91,021

On August 9, 2013, we terminated 2012 Credit Facility and entered the 2013 Credit Facility. See Note 6 to the accompanying Unaudited Consolidated and Combined Financial Statements.

Contractual Obligations

As of September 27, 2013, there were no material changes in our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 21, 2013 (the 2012 Form 10-K).

Off-Balance Sheet Arrangements

At September 27, 2013, we had no significant off-balance sheet arrangements.

Critical Accounting Policies

There have been no material changes to our critical accounting policies disclosed in the 2012 Form 10-K.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), relating to our operations, results of operations, realignment and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: (a) the loss or delay of a significant number of our contracts; (b) a decline in or a redirection of the U.S. defense budget; (c) any future shutdown of U.S. government operations, or any failure to raise the debt ceiling; (d) the DoD’s wide-ranging efficiencies initiative, which targets affordability and cost growth; (e) the intense competition for contracts in our industry, as well as the frequent protests by unsuccessful bidders; (f) our indefinite delivery, indefinite quantity contracts, which are not firm orders for services, and could generate limited or no revenue; (g) our government contracts, which contain unfavorable termination provisions and are subject to audit and modification; (h) the mix of our cost-plus, time-and-material and fixed-price type contracts; (i) our ability to attract and retain key management and personnel; (j) the impairment of our goodwill, which represent a significant portion of the assets on our balance sheet; (k) changes in regulations or any negative findings from a U.S. government audit or investigation; (l) current and future legal and regulatory proceedings; (m) risks associated with our international operations; (n) information security threats and other information technology disruptions; (o) our level of indebtedness incurred in connection with the 2013 Credit Facility, our ability to comply with the terms of our debt agreements and our ability to finance our future operations, if necessary; (p) U.S. federal income tax liabilities that relate to the distribution in the spin-off of Engility; (q) our ability to meet the financial reporting and other requirements to which we are now subject following the spin-off due to inadequate accounting and other management systems and resources; and (r) other factors set forth under the heading “Risk Factors” in the 2012 Form 10-K and other documents we file with the SEC. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements. For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in the 2012 Form 10-K, filed with the SEC on March 21, 2013, Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2013 filed with the SEC on May 13, 2013 and Part II, Item 1A of this report. Forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, historical information should not be considered as an indicator of future performance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The interest rates on both the term loan and the revolving facility under the 2013 Credit Facility are affected by changes in market interest rates. As of September 27, 2013, all outstanding balances under our term loan, and our revolving facility, were currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the three and nine months ended September 27, 2013 would have fluctuated by $1 million, and $2 million, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2013. Based upon that evaluation, our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of September 27, 2013, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The “Risk Factors” section of the 2012 Form 10-K describes risk and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We believe that there have been no material changes to the risk factors previously disclosed in our 2012 Form 10-K and updated in our Quarterly Report on Form 10-Q for the three months ended March 29, 2013, except as set forth below.

Future declines in the U.S. defense budget, or future government shutdowns or a failure to increase the debt ceiling, could result in a material decrease in our revenue, results of operations and cash flows.

Our government contracts and revenue are primarily correlated and dependent upon the U.S. defense budget which is subject to the congressional budget authorization and appropriations process. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress in future fiscal years. DoD budgets are a function of several factors beyond our control, including, but not limited to, changes in U.S. government procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, changing national security and defense requirements, geo-political developments and actual fiscal year congressional appropriations for defense budgets. Any of these factors could result in a significant decline in, or redirection of, current and future DoD budgets and impact our future results of operations and cash flows.

In addition, if the existing statutory limit on the amount of permissible federal debt is not raised, we may be required to continue to perform for some period of time on certain of our U.S. government contracts even if the U.S. government is unable to fund, or make timely payments with respect to, such contracts. An extended delay in the timely payment of billings by the U.S. government would likely result in a material adverse effect on our financial position, results of operations and cash flows.

Part I of the BCA provided for a reduction in planned defense budgets of at least $487 billion over a ten year period, and the FY 2013 impacts were incorporated in the U.S. government’s FY 2013 budget. Part II mandated substantial additional reductions through a process known as “sequestration,” which took effect March 1, 2013, and resulted in approximately $40 billion of additional reductions to the FY 2013 defense budget.

Congress failed to approve an interim or full-year budget before the U.S. government’s fiscal year ended on September 30, 2013, resulting in a shutdown of non-essential government services. Many U.S. government personnel, including those overseeing certain of our contracts with the U.S. government, were furloughed following the government shutdown, and certain government facilities were closed, which caused our employees to stop working on impacted contracts. On October 16, 2013, Congress passed a bill containing a continuing resolution to fund the U.S. government through January 15, 2014, and raising the debt ceiling through February 7, 2014. Should political conflicts continue to preclude the passage of legislation necessary to provide longer-term solutions to either of these fiscal year funding or debt ceiling authorities, the U. S. government may once again be facing the possibility of a shutdown.

Any future government shutdowns or a failure to increase the debt ceiling would likely result in a delay in payments owed to us by the U.S. government, a loss of revenue and profit on contracts that did not have government funding in place before the expiration of a continuing resolution or could not be performed by us during the government shutdown, and other potential impacts. Any of these events would likely have an adverse effect on our financial position, results of operations and cash flows.

Anticipated reductions in DoD budgets may reduce funding for some of our revenue arrangements, resulting in a negative impact on our future results of operations and cash flows. Further, uncertainty in DoD budgets may negatively impact our ability to secure new revenue arrangements within the time frames experienced in a normal budgetary environment. Additionally, the planned withdrawal of U.S. military forces from Afghanistan by the end of 2014 is expected to continue to negatively impact our revenue related to supporting U.S. military operations in Afghanistan.

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
Anthony Smeraglinolo President and Chief Executive Officer

/s/ Michael J. Alber
Michael J. Alber
Senior Vice President and Chief Financial Officer

Date: November 12, 2013

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

10.1	Credit Agreement, dated as of August 9, 2013, among Engility Holdings, Inc., Engility Corporation, each of the several lenders from time to time party thereto and Bank of America, N.A. (as administrative agent, swing line lender and letter of credit issuer) (incorporated herein by reference from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 12, 2013 (File No. 001-35487)).

10.2	Change of Employment Status and Release Agreement, effective as of August 16, 2013, by and among Bantz J. Craddock, Engility Corporation and Engility Holdings, Inc. (incorporated herein by reference from Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2013, as filed with the Commission on August, 12, 2013 (File No. 001-35487))

*31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished electronically with this report