Form 10-K
period 2013-12-31
Engility Holdings, Inc.
filed 2014-03-13
CIK 1544229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Registrant’s telephone number, including area code: (703) 708-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Engility Holdings, Inc. common stock held by non-affiliates of the registrant as of June 28, 2013 was approximately $412,285,268.

As of March 3, 2014, there were issued and outstanding 17,343,317 shares of common stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 22, 2014 (Proxy Statement)	Part III

ENGILITY HOLDINGS, INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Engility Holdings, Inc. contains forward-looking statements, including, without limitation, in the sections titled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, benefits resulting from our separation from L-3 and organizational realignment, the effects of acquisitions and competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: (a) the loss or delay of a significant number of our contracts; (b) a decline in or a redirection of the U.S. budget for government services, including in particular the U.S. defense budget; (c) future shutdowns of the U.S. government, or a failure of the U.S. Congress to approve increases to the federal debt ceiling; (d) the Department of Defense’s wide-ranging efficiencies initiative, which targets affordability and cost growth; (e) the intense competition for contracts in our industry, as well as the frequent protests by unsuccessful bidders; (f) our indefinite delivery, indefinite quantity (IDIQ) contracts, which are not firm orders for services, and could generate limited or no revenue; (g) our government contracts, which contain unfavorable termination provisions and are subject to audit and modification; (h) the mix of our cost-plus, time-and-material and fixed-price type contracts; (i) our ability to attract and retain key management and personnel; (j) the impairment of our goodwill, which represent a significant portion of the assets on our balance sheet; (k) changes in regulations or any negative findings from a U.S. government audit or investigation; (l) current and future legal and regulatory proceedings; (m) risks associated with our international operations; (n) information security threats and other information technology disruptions; (o) integration, operational and other risks related to our January 2014 acquisition of Dynamics Research Corporation (DRC); (p) the level of indebtedness that we incurred in connection with the Spin-Off and our subsequent acquisition of DRC, our ability to comply with the terms of our debt agreements and our ability to finance our future operations, if necessary; (q) U.S. federal income tax liabilities that relate to the distribution in the Spin-Off of Engility; and (r) other factors set forth under the heading “Risk Factors” in this Annual Report. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.

You should not put undue reliance on any forward-looking statements in this Annual Report. These forward-looking statements speak only as of the date of this Annual Report and we do not have any intention or obligation to update forward-looking statements after we distribute this Annual Report.

ii

PART I

Item 1.	BUSINESS

Overview

Engility Holdings, Inc., a Delaware corporation, supports the missions of our U.S. government customers by deploying our highly skilled workforce wherever and whenever they are needed. As a leading “pure play” provider of services, primarily to the U.S. government, we offer a broad range of systems engineering, training, program management, and operational support for the U.S. government worldwide. Our revenue is derived from a diverse mix of activities and services with no single program accounting for more than 10% of our revenue in 2013. For the year ended December 31, 2013, we had revenue of $1.4 billion, 98% of which was derived from our U.S. government customers.

Prior to our Spin-Off in July 2012, as further described below, Engility Holdings was a subsidiary of L-3 Communications Holdings, Inc. As used in this report, (i) references to “Engility Holdings,” “Engility,” “the Company,” “we,” “us” or “our” refer to Engility Holdings, Inc. and its subsidiaries and (ii) references to “L-3” refer to L-3 Communications Holdings, Inc. and its subsidiaries (which excludes Engility after the Spin-Off).

Engility, through its predecessors, has provided mission critical services to the U.S. government for over four decades. Our customers include the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Agency for International Development (USAID), U.S. Department of State (DoS), Federal Aviation Administration (FAA), Department of Homeland Security (DHS), and foreign governments. We attribute the current strength of our customer relationships to our singular focus on services, our strong capabilities in program planning and management, superior past performance, and the experience of our people and their commitment to our customers’ missions. As of December 31, 2013, we employed approximately 6,600 individuals globally and operated in over 50 countries. We are led by an experienced executive team, which is composed of industry and government veterans.

The Spin-Off

On July 17, 2012 (the Distribution Date), L-3 completed the Spin-Off of Engility Holdings from L-3 through the distribution of 100% of the common stock of Engility Holdings to stockholders of L-3 (the Spin-Off). Following the Spin-Off, Engility Holdings retained the systems engineering and technical assistance (SETA), training and operational support services businesses that were previously part of L-3’s Government Services segment. The Spin-Off was effected through a distribution of Engility Holdings common stock to L-3’s stockholders of record as of the close of business on July 16, 2012. We paid $335 million as a cash dividend to L-3 on the Distribution Date. On July 18, 2012, after completion of the Spin-Off, our common stock began “regular-way” trading on the New York Stock Exchange on July 18, 2012 under the symbol “EGL.”

Strategic Realignment

In the first quarter of 2013, we implemented the strategic realignment of our organizational structure and the streamlining of our operations, which we first announced in September 2012. We undertook these actions in order to create a business that is more agile, customer-focused and price competitive, and to enable us to maintain and grow our business in a competitive marketplace that is sensitive to U.S. government spending conditions. Following this process, we implemented a consolidated, cross-company business development architecture and set of processes that we believe showcase the strength of our combined entity. For additional information related to our strategic realignment, see Note 12 to the Consolidated and Combined Financial Statements in this Form 10-K.

DRC Acquisition

On January 31, 2014, we completed the acquisition of Dynamics Research Corporation (DRC), a U.S. government services, information technology and management consulting firm with leading capabilities in healthcare, homeland security, research and development, intelligence, surveillance and reconnaissance (ISR) and financial regulation and reform. Under the terms of the acquisition, which was structured as a tender offer followed by a back-end merger, we acquired all outstanding shares of DRC’s common stock for cash at a price of $11.50 per share for an aggregate purchase price of approximately $121 million in cash, and retired approximately $87 million in DRC indebtedness. We financed the transaction through a $75 million term loan, $115 million of borrowings under our revolving credit facility and $20 million in cash on hand.

Founded in Massachusetts in 1955, DRC has a strong track record of supporting the government’s highest priority programs in the science and engineering, information technology (IT), and technical and management consulting markets. DRC’s broad portfolio of over 200 active contracts, with prime positions on key U.S. Department of Defense and federal civilian agency indefinite delivery, indefinite quantity (IDIQ) contract vehicles. This acquisition expanded our addressable market and further diversifies our customer base in the U.S. Air Force, U.S. Navy, Department of Health and Human Services, Department of Veterans Affairs, DHS, U.S. intelligence community, and other federal civilian and DoD customers. As of December 31, 2013, DRC had more than 1,100 employees and generated approximately 79% of its revenues as a prime contractor.

Our Business Strategy

Our business strategy is to be the long-term partner of choice for our customers’ service needs. Our broad portfolio of service offerings extends from highly technical consulting and research to mission-focused professional services and subject matter experts. We are the partner of choice for many customers based on our strong record of past performance, which is driven by our ability to deploy our highly skilled workforce whenever and wherever they are needed. In the current challenging budget environment, we expect to differentiate ourselves by providing the expertise and experience required by our government customers in the most cost-effective manner.

Our strategy is anchored by five key objectives: (1) focus our new business efforts on U.S. and global policy mission and program priorities; (2) maintain our positions in enduring customer missions and programs by continuing to deliver superior results to our customers; (3) drive organic growth by providing our full lifecycle of capabilities to our current and potential new customers at the lowest possible cost; (4) expand our market share in current and new customers by winning services work that we have previously been unable to pursue as part of L-3 due to organizational conflict of interest (OCI) and other constraints; and (5) catalyze our growth by selectively pursuing acquisition opportunities.

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

•

Drive organic growth by providing our full lifecycle of capabilities to our current and potential new customers at the lowest possible cost. Our organic business development strategy is based upon our ability to build on our existing customer relationships and government-wide or agency-specific contract vehicles in order to expand our role with customers across the full spectrum of our services. In addition, we believe that our lean organizational structure allows us to deliver our differentiated and highly specialized services to our customers at the lowest possible cost.

•

Expand market share in current and new customers by winning services work that we have previously been unable to pursue. As a “pure-play” service provider, we are able to pursue program support and engineering business, unconstrained by OCI restrictions that existed when we were a business unit within L-3. In addition, we believe that the efficiencies created by the strategic realignment of our organization will allow us to more effectively compete for new opportunities with a cost-structure that is aligned to the budgetary constraints of our customers.

•

Catalyze our growth by selectively pursuing acquisition opportunities. We are focused on supplying the best expertise and talent to our customers’ missions. While our organic strategy is focused on expanding our capabilities with current and adjacent missions and customers, we will also selectively pursue avenues such as acquisitions that could provide catalysts for growth in both new markets and our core business, as evidenced by our acquisition of DRC in January 2014.

Our Strengths

As a leading government service provider, we and our predecessor companies have provided mission-critical services to U.S. government departments and agencies for over 40 years. Our competitive strengths are derived from combining our diverse portfolio of capabilities, with operating efficiency and a sophisticated understanding of our markets and customers’ needs. Our core strengths include:

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

•

Breadth of Service Offerings. We are one of the largest “pure-play” U.S. government service providers offering a wide breadth of capabilities to our customers. Our approximately 6,600 professionals as of December 31, 2013 that provide direct services to our customers have deep domain expertise in specialized technical consulting, program and business support services, IT modernization and sustainment, supply chain services and logistics management, and training and education. Further, our culture of performance enables us to rapidly respond to our customers’ immediate and unforeseen requirements.

•

Diverse Base of Business. As of December 31, 2013, we had over 1,200 active customer contracts and task orders in more than 50 countries. We have access to task orders on a large number of U.S. government-wide acquisition and IDIQ contract vehicles. We also have strong teaming relationships with our industry peers, which allow us access to numerous other contract vehicles. In addition, our business is composed of an increasingly wide range of service offerings, which enables us to capitalize on both demand and funding from our customer base. For the year ended December 31, 2013, our ten largest contracts represented approximately 51% of our consolidated revenue and no single contract accounted for more than 10% of our consolidated revenue. We generated 69% of our revenue as a prime contractor in fiscal year 2013.

•

Attractive Business Dynamics. As a leading government services provider, we benefit from strong operating cash flows, low capital expenditure requirements and a large addressable market. During the fiscal year ended December 31, 2013, we generated $151 million in cash flow from operations. In 2013, our capital expenditures totaled $3 million. Combined with our low fixed cost structure, we believe this provides us with a substantial degree of operating and financial flexibility. In addition, our addressable market increased as a result of our Spin-Off, as we now are able to pursue business opportunities that previously were constrained from us as a result of OCI and other restrictions.

•

Experienced Team with Deep Industry and Market Knowledge. Crucial to our success is the composition, commitment and the experience of our workforce, which possesses a comprehensive understanding of the operating environment of our core customers. Our senior leadership structure is aligned with the perspectives, strategies and priorities of our primary customers. Collectively, our executives have an average of 34 years of industry or government experience, often at the most senior levels. In addition, our understanding of our customers’ operating environment, strategic objectives and tactical requirements facilitates our ability to plot a strategic approach to expand our share of the government services market.

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

•

International Capacity Development: We work with USAID to provide comprehensive, integrated programs that help organizations, institutions, and governments develop the capacity to fulfill their oversight and governance functions. Areas of expertise range from development of international economies, to ethnic conflict, to food stability, to anti-corruption and strategic communications. Specific projects include the Pakistan Power Distribution Improvement Program and Kyrgyzstan Good Governance and Public Administration Strengthening.

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

•

Emergency Preparedness & Response: We provide emergency administration and planning for several Federal agencies, including the U.S. Department of Housing and Urban Development, the U.S. Food and Drug Administration, the Federal Emergency Management Agency (FEMA), and selected states in FEMA Regions. Internationally, we work closely with USAID in Costa Rica on disaster response planning, operations, and training.

Program and Business Support Services

We offer a range of program and business support services that enable our customers to enhance their capabilities on a cost-effective basis and capitalize on specific expertise to better design, evaluate and implement their programs simultaneously. Our personnel assist customer program offices to develop and analyze requirements, perform analysis of alternatives, conduct capability assessments, develop program roadmaps, and accomplish core business processes efficiently. Some examples of our work and customers include:

•

Acquisition Management Support. We partner with our customers to perform nearly all aspects of the system and product acquisition process, from pre-procurement planning through contract solicitation, award, administration and closeout. As a prime contractor on the Seaport-e contract vehicle, we support the U.S. Navy and U.S. Marine Corps on several programs in CBRNE and intelligence missions. Specific services include acquisition program management, pricing and contract management, data and knowledge management, and executive-level administration support.

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

•

Software Engineering and Sustainment. We provide a comprehensive approach to software engineering that encompasses all aspects of the software lifecycle. Our services include on-going design, maintenance, enhancement, and sustainment activities. Our nationwide and global software support footprint and organizational standard software process allows us to work consistently at Capability Maturity Model® Integration Level 3 (CMMI Level 3) in support of our geographically dispersed customer base.

•

Hardware Engineering and Sustainment. We provide integration, engineering, prototyping, modification, and sustainment services for products ranging from highly classified electronics to commercial off-the-shelf (COTS) hardware and associated systems.

•

Upgrade and Modernization. Many of the systems we support require fundamental upgrades and infusion with the latest technologies. Our teams’ technical acumen, institutional knowledge, and impartiality allow us to support our customers as they spiral or upgrade their C4ISR systems to next generation technologies.

Our involvement throughout a system’s lifecycle means that we provide the above services both individually and as part of an integrated sustainment activity. Our customers include the U.S. Army Communications-Electronics Command (CECOM), Naval Air Systems Command, Missile Defense Agency, Naval Air Warfare Center – Weapons Division and the Space and Naval Warfare Systems Command. Examples of systems and products that we support include the Distributed Common Ground Station, the U.S. Army’s premier intelligence, surveillance, and reconnaissance enterprise system; airborne electronic warfare technologies; avionics and system integration and maintenance for the U.S. Presidential helicopter fleet; tactical ground communications field maintenance; beyond line of sight communication range extension products and data link technologies; and multiple technologies at the Software Engineering Center in CECOM.

Information Technology Modernization and Sustainment

Our capabilities in information technology (IT) are primarily focused on project management, software development and integration, hardware and network implementation, and network and information security. We view IT as a primary enabler of our customers’ missions, operations, and back-office business processes. Our personnel and services are often procured through several large IDIQ contract vehicles, for which we are a prime contractor or have a close partnership as a subcontractor. Our areas of expertise are highlighted below:

•

Software Development and Integration. Utilizing our proven software development methodology, expertise in service-oriented architecture (SOA), and COTS integration processes, we support several large scale enterprise system implementations. For example, we provide a broad range of resources to support the implementation of the Veterans Benefits Management System (VBMS) through a contract with Space and Naval Warfare Systems Center (SPAWARSYSCEN) Atlantic.

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

•

Network and Information Security. As part of our IT services, we often integrate embedded cyber-security technologies and support information assurance (IA) accreditation and forensics. We have DoD 8570.1 certified professionals with competencies that include designing and implementing network topology, IT infrastructure protection, risk management, contingency planning, vulnerability assessment, penetration testing, and certified hacking. Our technical personnel have been supporting the Naval Explosive Ordnance Disposal Technology Division (NAVEODTECHDIV) for both their IT and IA requirements, achieving multiple authorities to operate on individual systems as well as enclaves. We also provide information security expertise as part of our software development and integration services to the VBMS program discussed above.

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

•

Logistics Lifecycle Management: Our logistics subject matter experts support program offices and specific missions with advisory services, logistics planning, and logistics technology support. We assist the U.S. Army with system development and integrated logistics management processes for its Logistics Modernization Program. We also provide on-site logistics support to the U.S. Navy for several weapon systems including the Tomahawk missile program.

Training and Education

Training is critical in order to enable our customers to meet and overcome the challenges of a rapidly changing global environment. We provide superior training and learning solutions to the military, law enforcement, and other U.S. federal agencies with a wide range of training and education services, from defining training requirements, development of solutions and implementation. In developing countries across the world, we train individuals, teams, and institutions, and we assist in developing and implementing integrated training systems and programs.

We use the same rigorous methodology for training foreign militaries that we have helped develop and provide for the U.S. armed forces. We have trained defense institutions and militaries in numerous countries on behalf of the U.S. government, including Bosnia, Croatia, Macedonia, Montenegro, Kuwait, Equatorial Guinea, Iraq, and Afghanistan. We have also been a leader in building effective training systems that enable foreign countries to assume full responsibility for training their militaries.

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

Our Customers

The table below presents a summary of our 2013 and 2012 revenue by end customer and the percent contributed by each.

	2013 Revenue	2013 % of Total Revenue	2012 Revenue	2012 % of Total Revenue
	(in thousands)		(in thousands)
Army	$461,022	33%	$594,808	36%
Navy/Marines	412,899	29%	533,682	32%
Air Force	47,261	3%	76,209	5%
Other Defense	69,110	5%	41,873	3%

Total DoD	990,292	70%	1,246,572	76%
Other U.S. Government	387,460	28%	384,323	23%

Total U.S. Government	1,377,752	98%	1,630,895	99%
Commercial and International	29,620	2%	24,449	1%

Total revenue	$1,407,372	100%	$1,655,344	100%

Direct revenue as a prime contractor represents approximately 69% of our consolidated revenue for 2013, and we are a subcontractor or supplier for the remaining 31%. Additionally, approximately 56% of our DoD revenue for 2013 were direct to the customer, and approximately 44% were indirect through other prime system contractors and subcontractors of the DoD.

Our revenue is predominantly derived from providing services under contracts (revenue arrangements) with agencies of, and prime system contractors to, the U.S. government. Various U.S. government agencies and contracting entities exercise independent and individual purchasing decisions, subject to annual appropriations by the U.S. Congress. For the year ended December 31, 2013, our ten largest contracts generated 51% of our consolidated revenue. For 2013, no single contract accounted for greater than 10% of our consolidated revenue.

We also have established relationships and programs with selected foreign governments that are approved by the U.S. government. These include countries on five continents.

Competition

We compete within the government services industry primarily against services-focused companies such as Booz Allen Hamilton, CACI International Inc., DynCorp International, ManTech International Corporation, PAE, Circa Systems and Science Applications International Corporation (SAIC); operating units of large multi-segment defense contractors and industry conglomerates including AECOM Technology Corporation, BAE Systems, Inc., Computer Sciences Corp, General Dynamics Corporation, Jacobs Engineering Group Inc., Lockheed Martin Corp., Northrop Grumman Corporation and Raytheon Company; as well as many other large and small entities depending on the expertise requirements of government customers.

Intense competition and constrained customer budgets are both key characteristics of our business and the government services industry. Large single award contracts are more limited and have a longer lifecycle from competition to award. It is becoming common in this industry for government customers to award work via multiple award IDIQ contracts under which individual task orders are bid by the prime contractors and their teams. The prime contractor position on the IDIQ contract vehicles is a strategic position. These task orders may be of shorter duration than previous awards providing more funding flexibility to the customer but limiting revenue visibility to the contractor. It is not uncommon to compete for a contract award against a peer company and, simultaneously, perform as a supplier to or a customer of such competitor on other contracts.

Our success in the competitive government services industry depends upon our ability to develop and market our services, as well as our ability to provide the people, planning and resource management, technologies and financial capacity needed to deliver those services with maximum efficiency. Services markets are generally more labor intensive and typically have shorter-duration contracts than many product-oriented markets. At the same time, the nature of most U.S. government programs and services, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not common in many industries. Our ability to compete successfully in the services marketplace depends on a number of factors, the most important of which is the capability to deploy skilled professionals at competitive prices across the diverse spectrum of these markets. Accordingly, we have implemented various workforce initiatives to help ensure our success in attracting, developing and retaining sufficient resources to maintain or improve our competitive position within these markets.

Industry Trends

For information regarding certain key industry trends that impact our business, see the “Industry Trends” discussion in Part II. “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

Our employees are our most valuable resource. We are in continuous competition for highly-skilled professionals in virtually all of our business areas. The success and growth of our business is significantly correlated with our ability to recruit, train, promote and retain high quality people at all levels of the organization. As of December 31, 2013, we employed approximately 6,600 employees, approximately 18% of whom were located outside of the United States. We believe that relations with our employees are positive.

Backlog and Orders

On December 31, 2013, funded backlog was $602 million compared with $856 million at the end of 2012. Approximately 85% of funded backlog at December 31, 2013 is expected to be converted into revenue in 2014.

We define funded backlog as the value of funded orders received from customers, less the cumulative amount of revenue recognized on such orders. We define funded orders as orders received during the current period less orders that have been cancelled or reduced. This term could also be defined as “net orders.” We define orders as the value of contract awards received from the U.S. government, for which the U.S. government has appropriated funds, plus the value of funded contract awards and orders received from customers other than the U.S. government The table below presents our funded backlog and funded orders as of the end of our two most recently completed fiscal years.

	As of December 31,
	2013	2012
Funded Backlog	$602	$856
Funded Orders	1,152	1,707

Our funded backlog does not include the full potential value of our contract awards, including those pertaining to multi-year, cost-plus type contracts, which are generally funded on an annual basis. Funded backlog also excludes the potential future orders and related revenue from unexercised priced contract options that may be exercised by customers under existing contracts and the potential future orders and related revenue of purchase orders that we may receive in the future under IDIQ contracts or basic ordering agreements during the term of such agreements.

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

U.S. government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government, agency-specific regulations that implement or supplement FAR, such as the DoD’s Defense Federal Acquisition Regulation Supplement, and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, and the assessment of penalties and fines that could lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. In addition, government contractors are also subject to routine audits and investigations by U.S. government agencies such as the Defense Contract Audit Agency (DCAA). These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of and a contractor’s compliance with its internal control systems and policies, including the contractor’s accounting, purchasing, government property, estimating, and related business systems.

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

Contracts

Approximately 98% of our revenue is generated from programs (revenue arrangements) that require us to perform services that are not related to production of tangible assets and are covered by accounting standards for revenue arrangements with commercial customers. This revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectability is reasonably assured.

Generally, the sales price arrangements for our contracts are cost-plus, time-and-material, or fixed-price type. Commensurate with the greater levels of risk we assume on a fixed-price type contract, a fixed-price type contract typically offers a higher profit margin potential than a cost-plus type or time-and-material type contract.

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

The table below presents the percentage of our total sales generated from each contract-type for the years ended December 31, 2013, 2012, and 2011.

	Year Ended December 31,
Contract-Type	2013	2012	2011
Cost-plus	53%	48%	48%
Time-and-material	26%	26%	28%
Fixed price	21%	26%	24%

Total sales	100%	100%	100%

Many of our cost-plus, time-and-material, and fixed price type contracts are task orders awarded through IDIQ type contracts. Revenue from IDIQ contracts was 80%of our revenue in 2013. IDIQ contracts are typically awarded to multiple contractors and the award of an IDIQ contract does not represent a firm order for services. Generally, under an IDIQ contract, the government is not obligated to order a minimum of services or supplies from its contractor, irrespective of the total estimated contract value. Furthermore, under a multi-award IDIQ program, the customer develops requirements for task orders that are competitively bid against all of the contract awardees. However, many contracts also permit the government customer to direct work to a specific contractor.

Available Information

Our principal executive offices are located at 3750 Centerview Drive, Chantilly, Virginia 20151. Our telephone number is 703-708-1400. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports will be made available free of charge through the Investor Relations section of our website (http://www.engilitycorp.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Material contained on our website is not incorporated by reference into this report.

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

Our business, financial condition and results of operations are subject to various risks and uncertainties, including those described below and elsewhere in this Annual Report on Form 10-K. This section discusses factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. Our business, financial condition, results of operations, or cash flows could be materially adversely affected by any of these risks.

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

Our revenue is predominantly derived from providing services under contracts (revenue arrangements) with agencies of, and prime contractors to, the U.S. government. Although these various agencies and prime contractors are subject to common budgetary pressures and other factors, our customers exercise independent purchasing decisions. The loss or delay of all or a substantial portion of our revenue from our U.S. government customers would have a material adverse effect on our results of operations and cash flows. Approximately 98%, or $1.38 billion, of our revenue for the year ended December 31, 2013 was attributable directly or indirectly to U.S. government departments and agencies. Aggregate revenue from our ten largest contracts amounted to approximately $716 million, or 51%, of our revenue for the year ended December 31, 2013.

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

U.S. government appropriations have and likely will continue to be affected by larger U.S. government budgetary issues and related legislation. On March 1, 2013, pursuant to the Budget Control Act of 2011 as amended by the American Taxpayer Relief Act of 2012 (BCA), a sequestration went into effect resulting in a 7.8% reduction to the DoD budget for fiscal year (FY) 2013, excluding funding for military personnel. Under the BCA, over the FY 2013-FY 2021 period, the DoD budget will see a total reduction of approximately $500 billion. The Bipartisan Budget Act of 2013 amended the BCA and reduced the amount of the sequestration by a total of $63 billion for FY 2014 and FY 2015. The final FY 2014 DoD base budget (excluding funding for operations in Afghanistan) appropriation enacted into law in January 2014 is approximately $497 billion, which is similar to the level of funding for the DoD in FY 2013 after sequestration, and FY 2015 is expected to be funded at a similar level. Under the current terms of the BCA, future funding reductions would result in a total of approximately $300 billion in reduced DoD funding over the FY 2016–FY 2021 period. Unless Congress and the Obama Administration agree to further amend the BCA to reduce the impact of the sequester cuts, the DoD will be required to operate under the amended BCA funding levels for the foreseeable future. In addition, the U.S. government has, on a number of occasions, been unable to complete its budget and appropriations process before the end of its fiscal year, which resulted in it operating under a Continuing Resolution (CR) for extended periods, as well as a brief partial shutdown of the U.S. government in October 2013.

In addition, if in any given year, the statutory limit on the amount of permissible federal debt is not raised, we may be required to continue to perform for some period of time on certain of our U.S. government contracts even if the U.S. government is unable to fund, or make timely payments with respect to, such contracts. An extended delay in the timely payment of billings by the U.S. government would likely result in a material adverse effect on our financial position, results of operations and cash flows.

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

Businesses that we may acquire may fail to perform to expectations, and we may be unable to successfully integrate acquired businesses with our existing business.

Acquisitions of assets or entities designed to accelerate the implementation of our strategic plan are an important element of our long-term strategy. Pursuant to this strategy, we acquired DRC in January 2014. The acquisition and integration of businesses such as DRC involve a number of risks.

We may not be able to realize all or a substantial portion of the anticipated benefits of the DRC acquisition and other future acquisitions that we may consummate. DRC and other future acquired businesses may not achieve expected results of operations, including expected levels of revenues, and may require unanticipated costs and expenditures. In addition, following completion of the DRC acquisition or other future acquisitions, we may not be able to maintain the levels of revenue, earnings or operating efficiency that we and the acquired business have achieved or might achieve separately. DRC and other acquired businesses may also subject us to liabilities that we were unable to discover in the course of our due diligence, including the failure of a target company to have fulfilled its contractual obligations to the U.S. government or other customers, which may result in additional financial responsibility, harm to our reputation or other adverse effects caused by such liabilities or issues. In addition, the integration of DRC and other newly acquired businesses may be expensive and time-consuming and may not be entirely successful. Integration of the acquired businesses may also place additional pressures on our systems of internal control over financial reporting. DRC and other future acquired businesses can also raise potential OCI issues that can impact the nature and timing of the acquisition or our ability to compete for future contracts where the acquired company may have been involved. In addition, the process of integrating the operations of DRC or those of any other future acquisition could cause an interruption of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel. If we are unable to successfully integrate DRC and other newly acquired businesses or if DRC or other acquired businesses fail to produce targeted results, it could have an adverse effect on our results of operations or financial condition.

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

Our IDIQ contracts are not firm orders for services, and we may generate limited or no revenue from these contracts which could adversely affect our operating performance.

Revenue from IDIQ contracts was 80% of our revenue in 2013. IDIQ contracts are typically awarded to multiple contractors and the award of an IDIQ contract does not represent a firm order for services. Generally, under an IDIQ contract, the government is not obligated to order a minimum of services or supplies from its contractor, irrespective of the total estimated contract value. Furthermore, following an award under a multi-award IDIQ program, the customer develops requirements for task orders that are competitively bid against all of the contract awardees. However, many contracts also permit the government customer to direct work to a specific contractor. Notwithstanding our cost reduction measures and strategic realignment, we may not win new task orders under these contracts for various reasons, including price, past performance and responsiveness, among others, which would have an adverse effect on our operating performance and may result in additional expenses and loss of revenue. There can be no assurance that our existing IDIQ contracts will result in actual revenue during any particular period or at all.

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

If we experience additional impairments in our goodwill, or if our other intangible assets become impaired, then we will be required to take further non-cash charges against earnings. In connection with the preparation of our third quarter 2012 financial statements, we recorded a non-cash impairment charge of $426 million following an interim test of our goodwill. While this charge had no impact on our business operations, cash balances or operating cash flows, it resulted in a significant loss from operations during the period. Following this charge, goodwill remains the largest asset on our balance sheet, with an aggregate balance of $478 million at December 31, 2013 and 2012. During 2013, we did not record any charges relating to impairment of goodwill or other intangible assets. Since goodwill impairment calculations are based on estimates, including external factors that are outside of our control such as future market and economic conditions, it is possible that we may need to take additional goodwill impairment charges in the future. Goodwill may be further impaired if the estimated fair value of our reporting units’ goodwill is less than the carrying value of the units’ goodwill. We also perform an analysis of our intangible assets to test for impairment whenever events occur that indicate impairment could exist. Examples of such events are: significant adverse changes in the intangible asset’s market value, useful life, or in the business climate that could affect its value; a current-period operating or cash flow loss or a projection or forecast that demonstrates continuing losses associated with the use of the intangible asset; and a current expectation that, more likely than not, the intangible asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

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

Our business could be negatively impacted by security threats, including cyber security attacks, and other disruptions.

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

We incurred a significant level of indebtedness in connection with the Spin-Off and acquisition of DRC. As of December 31, 2013, our total principal indebtedness was $198 million, and we had availability of $248 million under our revolving credit facility (net of outstanding letters of credit). In connection with the acquisition of DRC, we incurred an additional $150 million of indebtedness pursuant to the accordion feature under the 2013 Credit Facility (as described below).

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

Beginning March 31, 2014, we will be required to make scheduled quarterly payments of $3.4 million with the balance to be due and payable on August 9, 2018. Our ability to make payments on and to refinance our indebtedness, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are not able to repay or refinance our debt as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including (i) reducing financing in the future for working capital, capital expenditures and general corporate purposes or (ii) dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in our industry could be impaired. The lenders who hold such debt could also accelerate amounts due.

In addition, we may increase our debt or raise additional capital, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. However, debt or equity financing may not be available to us on terms acceptable to us, if at all. If we incur additional debt or raise equity through the issuance of preferred stock, the terms of the debt or preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, your percentage ownership in us would decline. If we are unable to raise additional capital when needed, it could affect our financial health, which could negatively affect your investment in us. Also, regardless of the terms of our debt or equity financing, the amount of our stock that we can issue may be limited because the issuance of our stock may cause the distribution to be a taxable event for L-3 under Section 355(e) of the Code, and under the Tax Matters Agreement, we could be required to indemnify L-3 for that tax liability.

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

Even if the Spin-Off otherwise qualifies as a tax-free transaction for U.S. Federal income tax purposes, the distribution would be taxable to L-3 (but not to L-3 shareholders) pursuant to Section 355(e) of the Code if there are one or more acquisitions (including issuances) of the stock of either us or L-3, representing 50% or more, measured by vote or value, of the then-outstanding stock of either corporation and the acquisition or acquisitions are deemed to be part of a plan or series of related transactions that include the distribution. Any acquisition of our common stock within two years before or after the distribution (with exceptions, including public trading by less-than-5% shareholders and certain compensatory stock issuances) generally will be presumed to be part of such a plan unless that presumption is rebutted. The resulting tax liability may have a material adverse effect on our business, financial condition, results of operations or cash flows.

We have agreed not to enter into any transaction that could cause any portion of the Spin-Off to be taxable to L-3, including under Section 355(e). Pursuant to a Tax Matters Agreement with L-3, we also agreed to indemnify L-3 for any tax liabilities resulting from such transactions, and L-3 agreed to indemnify us for any tax liabilities resulting from such transactions entered into by L-3. In addition, under U.S. Treasury regulations, each member of the L-3 consolidated group at the time of the Spin-Off (including us and our subsidiaries) would be severally liable for the resulting U.S. Federal income tax liability if all or a portion of the Spin-Off does not qualify as a tax-free transaction. These obligations may discourage, delay or prevent a change of control of our company.

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

There is not a long market history for our common stock, and its market price may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	changes in DoD budget levels and procurement priorities;

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	wins and losses on contract re-competitions and new business pursuits;

•	success or failure of our business strategy;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain financing as needed;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the number of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	investor perception of our company and the defense industry, including changing priorities or reductions in the U.S. government defense budget;

•	results from any material litigation or government investigation;

•	the availability of government funding and changes in customer requirements for our products and services;

•	natural or environmental disasters that investors believe may affect us;

•	overall market fluctuations;

•	fluctuations in the budget of federal, state and local governmental entities around the world;

•	changes in laws and regulations affecting our business; and

•	general economic conditions and other external factors.

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

Under the Tax Matters Agreement with L-3, we agreed not to enter into any transaction involving an acquisition (including issuance) of Engility common stock or any other similar transaction (or, to the extent we have the right to prohibit it, to permit any such transaction) that could cause the distribution to be taxable to L-3. We also agreed to indemnify L-3 for any tax resulting from any such transactions. Generally, L-3 will recognize taxable gain on the distribution if there are one or more acquisitions (including issuances) of our capital stock, directly or indirectly, representing 50% or more, measured by vote or value, of our then-outstanding capital stock, and the acquisitions or issuances are deemed to be part of a plan or series of related transactions that include the distribution. Any such shares of our common stock acquired, directly or indirectly, within two years before or after the distribution (with exceptions, including public trading by less-than-5% shareholders and certain compensatory stock issuances) will generally be presumed to be part of such a plan unless that presumption is rebutted. As a result, our obligations may discourage, delay or prevent a change of control of our company.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

As of December 31, 2013, we leased properties related to our operations in approximately 104 locations consisting of approximately 1.5 million square feet and owned properties related to our operations at two locations consisting of approximately 42,600 square feet. Management believes that all of our properties have been well maintained, are in good condition, and are adequate to meet our current contractual requirements. As of December 31, 2013, we had major operations at the following locations:

•	Huntsville, Alabama; San Diego, California; Aberdeen, Maryland; Lexington Park, Maryland; Chantilly, Virginia; Washington, D.C.; and Alexandria, Virginia.

Item 3.	LEGAL PROCEEDINGS

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

Afghanistan Civil Investigation. On August 30, 2010, the Defense Criminal Investigative Service executed a warrant for documents related to the billing of travel time by certain of our employees working in Afghanistan. The supporting affidavit indicated that this was related to a civil qui tam action filed in the U.S. District Court for the Southern District of Ohio, which alleged that these employees improperly charged their travel time in connection with paid time off and weekend leave. On June 26, 2013, we reached an agreement in principle with the DOJ and the Relator to settle the matter for approximately $3 million plus the Relator’s reasonable attorney’s fees, with no admission of liability by the Company. On January 23, 2014, we entered into a settlement agreement, which included a release of claims and no admission of liability and on February 11, 2014, the case was unsealed and dismissed with prejudice as to the alleged conduct.

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

	2013		2012
	High	Low	High		Low
First Quarter	$25.08	$18.30	$	N/A	$	N/A
Second Quarter	$28.77	$21.39	$	N/A	$	N/A
Third Quarter	$35.21	$28.13		$19.16		$13.91
Fourth Quarter	$34.16	$27.87		$20.50		$18.01

On March 3, 2014, the closing price of our common stock on the NYSE was $42.22 per share. As of March 3, 2014, there were 398 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.

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

Issuer Purchases of Company Stock

We did not repurchase any of our equity securities for the year ended December 31, 2013.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock during the period from July 18, 2012 (the first day our stock began trading on the NYSE) through December 31, 2013 with the cumulative total return on the Russell 2000 Index and an index of our industry peers. Our peer group consists of the following other U.S. federal government service providers with whom we compete: Booz Allen Hamilton Holding Corporation, CACI International Inc., ICF International, Inc., ManTech International Corporation, NCI, Inc., and SAIC. The comparison assumes that $100 was invested on July 18, 2012 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any, and with respect to our index of industry peers, returns are weighted according to the stock market capitalization of such companies.

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES INITIAL INVESTMENT OF $100

DECEMBER 31, 2013

ASSUMES $100 INVESTED ON JULY 18, 2012

	July 18, 2012	December 31, 2013
Engility Holdings, Inc.	$100.00	$188.91
Russell 2000 Index	$100.00	$147.55
Index of our industry peers	$100.00	$154.68

* Stock performance for SAIC is only included from September 30, 2013, the date that SAIC began regular way trading on the NYSE following its spin-off from its parent company.

Item 6.	SELECTED FINANCIAL DATA

The following table presents the selected historical consolidated and combined financial data for Engility. The Consolidated and Combined Statement of Operations for each of the years ended December 31, 2013, 2012, and 2011 and Consolidated Balance Sheet data as of December 31, 2013 and 2012 set forth below are derived from Engility’s audited Consolidated and Combined Financial Statements included in this Annual Report on Form 10-K. The Combined Statement of Operations for the year ended December 31, 2010 and 2009 and balance sheet data as of December 31, 2011, 2010 and 2009 are derived from Engility’s audited combined financial statements that are not included in this Annual Report on Form 10-K. The financial information may not be indicative of our future performance and does not necessarily reflect what the financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented, including changes that occurred as a result of the Spin-Off.

The selected historical consolidated and combined financial data presented below should be read in conjunction with Engility’s Consolidated and Combined Financial Statements and accompanying notes and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report.

	As of and for the year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statement of Operations Data
Revenue	$1,407,372	$1,655,344	$2,070,781	$2,374,296	$2,561,582
Income (loss) from continuing operations (1)	54,717	(344,795)	26,027	(7,975)	156,687
Net income (loss) attributable to Engility (1)	49,527	(350,373)	25,859	(8,866)	152,429
Income (loss) from continuing operations per common share (2)—Basic	2.94	(21.48)	1.42	(0.63)	9.66
Income (loss) from continuing operations per common share (2)—Diluted	2.81	(21.48)	1.42	(0.63)	9.66
Weighted average number of basic shares	16,873	16,281	16,118	16,118	16,118
Weighted average number of diluted shares	17,653	16,281	16,118	16,118	16,118
Balance Sheet Data
Working capital	$141,748	$162,796	$160,007	$196,821	$228,820
Goodwill	477,604	477,604	904,040	980,640	1,152,640
Total assets	930,054	1,027,450	1,503,247	1,666,490	1,858,014
Long-term debt (3)	187,500	284,750	—	—	—
Total equity	$443,154	$388,311	$1,093,603	$1,227,428	$1,421,766

(1)	The years ended December 31, 2012, 2011, and 2010 include a non-cash goodwill impairment charge of $426 million, $77 million and $172 million, respectively.
(2)	For the periods prior to the Spin-Off, basic and diluted earnings per share were calculated using 16.1 million shares of our common stock that were distributed to L-3 shareholders on July 17, 2012.
(3)	On July 17, 2012, we entered into a credit facility (the 2012 Credit Facility) that provided for total aggregate borrowings of $400 million under a $335 million senior secured term loan facility and a $65 million senior secured revolving credit facility. On this same date, we borrowed $335 million under the 2012 Credit Facility to pay a cash dividend to L-3 in the amount of $335 million. On August 9, 2013, we replaced the 2012 Credit Facility with a new credit facility (the 2013 Credit Facility) that provides for (i) a $200 million term loan facility maturing on August 9, 2018, and (ii) a $250 million revolving credit facility that terminates on August 9, 2018, with a $50 million letter of credit sublimit and a $25 million swing line loan sublimit. See Note 13 below in our Consolidated and Combined Financial Statements for subsequent event information related to our 2013 Credit Facility.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview and Outlook

Engility’s Business

We are a leading provider of systems engineering services, training, program management, and operational support for the U.S. government worldwide. Our business is focused on supporting the mission success of our customers by providing a full range of engineering, technical, analytical, advisory, training, logistics and support services. Our revenue is spread over a diverse mix of activities and services with no single program accounting for more than 10% of our revenue in 2013. For the year ended December 31, 2013, we had revenue of $1.4 billion, 98% of which was derived from our U.S. government customers.

Engility, through its predecessor companies, has provided mission critical services to several U.S. government departments and agencies for over four decades. Our customers include the U.S. DoD, U.S. DoJ, USAID, U.S. DoS, FAA, DHS, and foreign governments.

We implemented our strategic realignment in the first quarter of 2013. Following this process, we focused our business around six core competencies: (i) specialized technical consulting including international capacity development; (ii) program and business support services; (iii) engineering and technology lifecycle support; (iv) information technology modernization and sustainment; (v) supply chain services and logistics management; and (vi) training and education.

Industry Trends

U.S. government appropriations have and likely will continue to be affected by larger U.S. government budgetary issues and related legislation. The U.S. government services market is presently facing significant uncertainty in terms of budgets, funding, changing mission priorities, and political and legislative challenges. Given the overarching economic and fiscal constraints that may continue to adversely affect the U.S government’s non-discretionary and discretionary budgets, we expect that several federal agencies, including our largest customer, the DoD, may significantly reduce their use of government services. As a result, we expect the U.S. government services market will continue to contract from historic annual levels. While this will create significant challenges for government services providers like Engility, we expect that the following trends will result in enduring demand for our services, though at potentially lower levels than the historic highs of the past decade:

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

While we expect enduring demand for our services, the current U.S. political and fiscal environments pose significant risks for our company, including:

•	Budget and funding pressures in our market continue to drive competition for fewer contract dollars, resulting in pricing pressure and difficulty in retaining talent and incumbent positions.

•	Overseas contingency operations will likely decline over the next year, reducing our revenue from support to the U.S. government in certain international theaters, notably Afghanistan.

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

DRC Acquisition

On January 31, 2014, we completed the acquisition of DRC, a U.S. government services, information technology and management consulting firm with leading capabilities in healthcare, homeland security, research and development, ISR and financial regulation and reform. Under the terms of the acquisition, which was structured as a tender offer followed by a back-end merger, we acquired all outstanding shares of DRC’s common stock for cash at a price of $11.50 per share for an aggregate purchase price of approximately $121 million, and retired approximately $87 million in DRC indebtedness. We financed the transaction through a $75 million term loan, $115 million of borrowings under our revolving credit facility, as amended, and $20 million in cash on hand.

Key Performance Measures

Backlog and Orders

	As of December 31,
	2013	2012
Funded Backlog	$602	$856
Funded Orders	1,152	1,707

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

On a trailing-twelve month basis, our book-to-bill ratio was 0.8.

Days Sales Outstanding (DSO), Net of Advanced Payments

DSO
December 31, 2013	73
December 31, 2012	77

DSO is calculated as net receivables less advance payments and billings in excess of costs incurred, divided by daily revenue. Daily revenue is defined as total revenue for the quarter divided by 90 days.

Results of Operations — Years ended December 31, 2013, 2012 and 2011

The following information should be read in conjunction with our audited Consolidated and Combined Financial Statements included herein.

2013 Compared with 2012

The table below provides selected financial data for Engility for the years ended December 31, 2013 compared with 2012.

	Year Ended
	December 31, 2013		December 31, 2012		Dollar Change	Percentage Change
	(in thousands except percentages)
Total revenue	$1,407,372	100.0%	$1,655,344	100.0%	$(247,972)	(15.0)%

Total cost of revenue	1,214,581	86.3	1,415,386	85.5	(200,805)	(14.2)
Selling, general and administrative expenses	84,635	6.0	142,440	8.6	(57,805)	(40.5)
Goodwill impairment charge	—	—	426,436	25.8	(426,436)	(100.0)

Total costs and expenses	$1,299,216	92.3%	$1,984,262	(119.9)%	$(685,046)	(34.5)%

Operating income (loss)	$108,156	7.7%	$(328,918)	(19.9)%	$437,074	132.9%

Interest expense, net	$21,648	1.5%	$10,857	0.7%	$10,791	99.4%

Income (loss) from continuing operations before income taxes	$87,301	6.2%	$(339,639)	(20.5)%	$426,940	125.7%
Provision for income taxes	32,584	2.3	5,156	(0.3)	27,428	532.0

Income from continuing operations	$54,717	3.9%	$(344,795)	(20.8)%	$399,512	115.9%
Effective tax rate from continuing operations after discrete items	37.3%		(1.5)%

Net income (loss)	$54,717	3.9%	$(345,421)	(20.9)%	$400,138	115.8%
Less: Net income attributable to noncontrolling interest	5,190	0.4	4,952	0.3	238	4.8

Net income attributable to Engility	$49,527	3.5%	$(350,373)	(21.2)%	$399,900	114.1%

Revenue: For the year ended December 31, 2013, revenue was $1,407 million, a decrease of $248 million, or 15%, compared to the year ended December 31, 2012. This decrease was primarily the result of (i) $82 million in reduced demand for services on certain major contracts supporting military efforts in Afghanistan and Iraq, which resulted from the drawdown of U.S. military forces in these countries, (ii) $21 million of revenue reductions related to OCI constraints in place prior to the Spin-Off, and (iii) $199 million of revenue reductions due to a reduction in the scope of individual projects or task orders, as well as other contracts and task orders that ended, as our customers faced the prospects of a government shutdown, sequestration impacts and continued budget uncertainty. Our revenues were also negatively impacted to a lesser extent by the shift from fixed price-type contracts to cost plus-type contracts. These revenue decreases were offset in part by $54 million of additional revenue from new contract awards.

Cost of revenue: Total cost of revenue was $1,215 million for the year ended December 31, 2013; a decline of 14%, compared to $1,415 million for the year ended December 31, 2012. Cost of revenue as a percentage of total revenue was 86% for the years ended December 31, 2013 and 2012.

Selling, general, and administrative expenses: For the year ended December 31, 2013, selling, general and administrative expenses were $85 million, compared to $142 million for the year ended December 31, 2012. Selling, general and administrative expenses as a percentage of revenue decreased to 6% for the year ended

December 31, 2013, compared to 9% for the year ended December 31, 2012. The decrease in selling, general and administrative expenses, including as a percentage of revenue, primarily resulted from $33 million in cost reductions from our strategic realignment realized during the year ended December 31, 2013, and the absence of $17 million in Spin-Off-related transaction costs incurred during the year ended December 31, 2012.

Goodwill impairment charge: For the year ended December 31, 2012, we recorded a non-cash goodwill impairment charge of $426 million due to a decline in the estimated fair value of certain of our former reporting units. During the year ended December 31, 2013, we did not record an impairment charge to goodwill and there was no change in the balance of goodwill.

Operating income (loss) and operating margin: Operating income for the year ended December 31, 2013 was $108 million, an increase of $437 million compared to the year ended December 31, 2012. Operating margin increased to 7.7% for the year ended December 31, 2013, compared to (19.9)% for the year ended December 31, 2012. The increase in operating income and operating margin was primarily due to a goodwill impairment charge of $426 million, $17 million in Spin-Off-related transaction costs incurred during the year ended December 31, 2012 and $33 million in cost reductions from our strategic realignment realized during the year ended December 31, 2013. This increase was offset in part by the shift of 5% of our contract revenues from fixed price-type contracts to cost plus-type contracts. Fixed price contracts often produce better operating margins and greater operating income than cost plus contracts as we receive the benefit of any cost savings that we achieve.

Interest expense: During the year ended December 31, 2012, we borrowed $335 million under our 2012 Credit Facility in the form of a five-year term loan. We then distributed the $335 million to our prior parent. Our results for the year ended December 31, 2012 reflect that, prior to the Distribution Date, we had no debt and nominal interest expense. During this same period, we had a weighted average outstanding loan balance of $336 million, which accrued interest at a weighted average borrowing rate of approximately 5.8%.

During the year ended December 31, 2013, we borrowed $313 million under our 2013 Credit Facility to refinance our debt under the 2012 Credit Facility. During this same period, we had a weighted average outstanding loan balance of $287 million, which accrued interest at a weighted average borrowing rate of approximately 4.7%.

During the year ended December 31, 2013, net interest expense was approximately $22 million, which included the recognition of approximately $4 million of bank fees related to the 2012 Credit Facility that we had previously capitalized in connection with the 2012 Credit Facility. During the year ended December 31, 2012, net interest expense was approximately $11 million.

Effective income tax rate: The effective income tax rate including discrete items for the year ended December 31, 2013 was 37.3%, compared to (1.5)% for the year ended December 31, 2012. The increase in rate was driven primarily by the non-deductible portion of the goodwill impairment charge and the Spin-Off related expenses that were incurred and recorded during the year ended December 31, 2012.

Net income (loss) attributable to Engility: Net income attributable to Engility was $50 million for the year ended December 31, 2013 compared to a net loss attributable to Engility of $350 million for the year ended December 31, 2012. The increase of $400 million in net income attributable to Engility during the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily due to a goodwill impairment charge of $426 million and $17 million in Spin-Off-related transaction costs incurred during the year ended December 31, 2012 and $33 million in cost reduction from our strategic realignment during the year ended December 31, 2013 as compared to December 31, 2012 and offset in part by $11 million of additional interest expense incurred during the year ended December 31, 2013. The increase was offset in part by the shift of 5% of our contract revenues from fixed price-type contracts to cost plus-type contracts, which reduced our net income attributable to Engility.

2012 Compared with 2011

The table below provides selected financial data for Engility for the years ended December 31, 2012 compared with 2011.

	Year Ended
	December 31, 2012		December 31, 2011		Dollar Change	Percentage Change
	(in thousands except percentages)
Total revenue	$1,655,344	100.0%	$2,070,781	100.0%	$(415,437)	(20.1)%

Total cost of revenue	1,415,386	85.5	1,785,832	86.2	(370,446)	(20.7)
Selling, general and administrative expenses	142,440	8.6	115,908	5.6	26,532	22.9
Goodwill impairment charge	426,436	25.8	76,600	3.7	349,836	456.7

Total costs and expenses	$1,984,262	(119.9)%	$1,978,340	95.5%	$5,922	0.3%

Operating income (loss)	$(328,918)	(19.9)%	$92,441	4.5%	$(421,359)	(455.8)%

Interest expense, net	$10,857	0.7%	$—	—%	$10,857	—%

Income (loss) from continuing operations before income taxes	$(339,639)	(20.5)%	$92,589	4.5%	$(432,228)	(466.8)%
Provision for income taxes	5,156	(0.3)	66,562	3.2	(61,406)	(92.3)

Income from continuing operations	$(344,795)	(20.8)%	$26,027	1.3%	$(370,822)	(1,424.8)%
Effective tax rate from continuing operations after discrete items	(1.5)%		71.9%

Net income (loss)	$(345,421)	(20.9)%	$28,985	1.4%	$(374,406)	(1,291.7)%
Less: Net income attributable to noncontrolling interest	4,952	0.3	3,126	0.2	1,826	58.4

Net income attributable to Engility	$(350,373)	(21.2)%	$25,859	1.2%	$(376,232)	(1,454.9)%

Revenue: For the year ended December 31, 2012, total revenue of $1,655 million decreased by 20% compared to the year ended December 31, 2011. The decrease in total revenue was primarily due to: (i) $172 million in reduced demand for services on certain of our major contracts supporting military efforts in Afghanistan and Iraq, which resulted from the drawdown of U.S. military forces in these countries and (ii) $296 million from revenue reductions from contracts and task orders that ended after 2011 and includes $63 million of reduced revenue tied to OCI constraints related to period prior to the Spin-Off. These revenue reductions were offset in part by $53 million in new contract revenue during 2012 for which there was no corresponding revenue in 2011.

Cost of revenue: Cost of revenue as a percentage of revenue was 86% for the years ended December 31, 2012 and 2011. Total costs of revenue declined by 21% in 2012, which was relatively consistent with the 20% decline in our revenue over the same period.

Selling, general, and administrative expenses: For the year ended December 31, 2012, selling, general and administrative expenses of $142 million increased by $27 million, or 23%, compared to the year ended December 31, 2011. The increase in selling, general and administrative expenses was primarily due to a $8 million increase in Spin-Off-related transaction costs, $8 million of realignment costs, and $5 million for a legal settlement recorded in 2012. Selling, general and administrative expenses as a percentage of revenue increased to 9% for the year ended December 31, 2012 as compared to 6% for the year ended December 31, 2011, primarily due to Spin-Off-related expenses, realignment costs, and a legal settlement.

Goodwill impairment: For the year ended December 31, 2012, we recorded a goodwill impairment charge of $426 million due to a decline in the estimated fair value of several of our prior reporting units. The decline in fair value was primarily due to a change in our cost of capital as a stand-alone company. For the year ended December 31, 2011, we recorded a goodwill impairment charge of $77 million. The goodwill impairment charge in 2011 was due to a decline in the estimated fair value in a prior reporting unit, as a result of a decline in their projected future cash flows. For additional information on these goodwill impairments, see “—Critical Accounting Policies—Goodwill”, “Critical Accounting Policies—Identifiable Intangible Assets” and Note 3 to our Consolidated and Combined Financial Statements included herein.

Operating income (loss) and operating margin: Total operating income for the year ended December 31, 2012 decreased by $421 million compared to the year ended December 31, 2011. Operating income declined primarily due to: (i) a goodwill charge of $426 million; (ii) an overall reduction in revenue, (iii) reductions in higher profit revenue for overseas contingency operations; and (iv) various charges including a $8 million increase in Spin-Off-related transaction costs, $8 million of realignment costs, and $5 million of legal and settlement costs recorded in 2012. These increase were offset by $26 million in reduced other selling, general, and administrative expenses.

Interest expense: On July 17, 2012, we entered into the 2012 Credit Facility which provided for total aggregate borrowings of $400 million under a $335 million senior secured term loan and a $65 million senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto. On this same date, we borrowed $335 million under the 2012 Credit Facility, which we paid as a cash dividend to L-3. During the year ended December 31, 2012, we incurred $10.9 million in interest expense, principally related to the term loan. Our average revolver balance from July 17, 2012 to December 31, 2012 was $0.9 million.

Effective income tax rate: The effective tax rate for the year ended December 31, 2012 decreased to (1.5)% from 71.9% for the year ended December 31, 2011. For the years ended December 31 2012 and 2011, the effective tax rate includes (38.9)% and 31.8%, respectively, for the goodwill impairment charges, portions of which were not deductible for U.S. federal or state tax purposes.

Net income (loss) attributable to Engility: Net loss attributable to Engility decreased by $376 million to a net loss of $350 million for the year ended December 31, 2012, compared to net income attributable to Engility of $26 million for the year ended December 31, 2011, primarily due to increased goodwill impairment charges in 2012 compared to 2011 and reduced revenue.

Quarterly Financial Data

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
(in thousands, except per share data)
Total revenue	$361,675	$377,332	$339,302	$329,063	$1,407,372
Operating income	$29,887	$29,293	$30,121	$18,855	$1,214,581
Net income attributable to Engility	$13,778	$13,062	$12,008	$10,679	$49,527
Basic earnings per share attributable to Engility	$0.82	$0.77	$0.71	$0.63	$2.94
Diluted earnings per share attributable to Engility	$0.79	$0.74	$0.68	$0.60	$2.81

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
(in thousands, except per share data)
Total revenue	$431,974	$418,302	$409,384	$395,684	$1,655,344
Operating (loss) income	$25,845	$30,744	$(412,699)	$27,192	$(328,918)
Net income (loss) attributable to Engility	$13,985	$14,998	$(420,305)	$40,949	$(350,373)
Basic earnings (loss) per share attributable to Engility	$0.87	$0.93	$(25.80)	$2.47	$(21.52)
Diluted earnings (loss) per share attributable to Engility	$0.87	$0.93	$(25.80)	$2.38	$(21.52)

Liquidity and Capital Resources

Liquidity

Our primary cash needs are for working capital, debt service, and strategic investments or acquisitions. Accounts receivable is the principal component of our working capital and is generally driven by our level of revenue with other short-term fluctuations related to payment practices by our customers. Our accounts receivable reflect amounts billed to our customers as well as the revenue that was recognized in the preceding month, which is generally billed in the following month as of each balance sheet date.

The total amount of our accounts receivable can vary significantly over time, but is generally very sensitive to recent revenue levels. Total accounts receivable typically range from 70 to 85 DSO, calculated on trailing three months of revenue. Our accounts receivable DSO was 73 and 77 as of December 31, 2013 and 2012, respectively. The decrease in DSO was primarily due to improved billing and cash collection processes, which we began to implement in early 2013.

During 2013, we used $138 million to reduce our outstanding debt. As discussed below, in August 2013, we replaced the 2012 Credit Facility with the 2013 Credit Facility to restructure the amounts due between our term loan and our revolving line of credit to provide us additional flexibility in managing our debt. The 2013 Credit Facility also substantially reduced our borrowing rate by approximately 3% annually based on current loan covenants.

This table represents cash flows from continuing operations for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash from operating activities	$150,840	$33,984	$160,431
Net cash used in investing activities	(3,336)	(1,484)	(3,795)
Net cash used in financing activities	(145,522)	(19,167)	(163,046)

Cash from Operating Activities

2013 Compared with 2012. We generated $151 million from operating activities during the year ended December 31, 2013, an increase of $117 million as compared with $34 million generated during the year ended December 31, 2012. The increase was primarily due to a decrease in our outstanding accounts receivable of $81 million, a reduction of deferred income taxes of $62 million, and an increase in accounts payable for the year ended December 31, 2013 as compared to the year ended December 31, 2012. These increases were offset in part by a reduction in net income, net of the goodwill impairment charge, of $27 million.

2012 Compared with 2011. We generated $34 million from operating activities during the year ended December 31, 2012, a decrease of $126 million as compared with $160 million generated during the year ended December 31, 2011. The decrease was primarily due to $67 million of lower net income, adjusted to exclude the goodwill impairment charge and reduction in deferred income taxes for the year ended December 31, 2012 compared to 2011. Cash from changes in working capital decreased by $68 million for the year ended December 31, 2012 compared to 2011 primarily due to a decrease in collections during the period and increase payments of accounts payable.

Cash from Investing Activities

During the fiscal years ended December 31, 2013, 2012, and 2011, we used $3 million, $2 million, and $4 million, respectively, of cash for investing activities, primarily for capital expenditures.

Cash from Financing Activities

Net cash used by financing activities for the year ended December 31, 2013 was $146 million, primarily attributable to $138 million in net repayments on our debt.

During 2012 in conjunction with our Spin-Off, we entered into the 2012 Credit Facility, and borrowed $335 million under a term loan. We then distributed $335 million of these proceeds to our prior parent L-3. We transferred approximately $5 million in net cash payments and settlement of net assets and liabilities to our prior parent. The fees incurred with establishing the 2012 Credit Facility were $11 million. Prior to our Spin-Off, cash used in financing activities for year ended December 31, 2011 primarily represents transactions between us and L-3 and are considered to be effectively settled for cash at the time the transaction is recorded. The components of these transactions (or transfers) include: (i) cash transfers from us to L-3, (ii) cash transfers from L-3 used to fund our requirements for working capital, capital expenditures and commitments, (iii) charges (benefits) for income taxes, (iv) allocations of L-3’s corporate expenses described in Note 5 to the audited Consolidated and Combined Financial Statements included herein and (v) revenue and purchases from L-3’s businesses other than those that were spun-off from L-3.

On August 9, 2013, we replaced the 2012 Credit Facility with the 2013 Credit Facility that provides for (i) a $200 million term loan facility maturing on August 9, 2018, and (ii) a $250 million revolving credit facility that terminates on August 9, 2018, with a $50 million letter of credit sublimit and a $25 million swing line loan sublimit. As of December 31, 2013, our outstanding principal balance under the 2013 Credit Facility was $198 million, consisting of the term loan, and our availability under the revolving credit facility was $248 million (net of outstanding letters of credit).

Credit Facility

2012 Credit Facility

In connection with the Spin-Off from L-3, on July 17, 2012, we entered into the 2012 Credit Facility that provided for total aggregate borrowings of $400 million under a $335 million senior secured term loan facility and a $65 million senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto. On this same date, we borrowed $335 million under the Credit Facility term loan which was used to pay a cash dividend to L-3.

On August 9, 2013, we terminated 2012 Credit Facility and entered the 2013 Credit Facility (as described below). See Notes 10 and 13 to the accompanying Consolidated and Combined Financial Statements for a further description of our debt and the 2013 Credit Facility.

2013 Credit Facility

On August 9, 2013, we, through our wholly owned subsidiary, Engility Corporation, entered into the 2013 Credit Facility with Bank of America, N.A. (as administrative agent, swing line lender and letter of credit issuer) and each of the several lenders from time to time party thereto. The 2013 Credit Facility, which replaced the 2012 Credit Facility, provides for (i) a $200 million term loan facility maturing on August 9, 2018, and (ii) a $250 million revolving credit facility that terminates on August 9, 2018, with a $50 million letter of credit sublimit and a $25 million swing line loan sublimit. The 2013 Credit Facility also contains an accordion feature that permits us to arrange with the lenders for the provision of up to $150 million in additional commitments.

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

Amortization and Final Maturity. As of December 31, 2013, we were required to make scheduled quarterly payments equal to 1.25% of the original principal amount of the term loan facility, or $2.5 million per quarter, with the balance to be due and payable on the fifth anniversary of the closing date, August 9, 2018. Beginning March 31, 2014, we are required to make scheduled quarterly payments of $3.4 million.

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

Covenants and Events of Default. The 2013 Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or other indebtedness; make investments, loans and acquisitions; create restrictions on the payment of dividends or other amounts by Engility Corporation’s subsidiaries to Engility Corporation or to any guarantor; engage in transactions with Engility Corporation’s affiliates; sell assets; materially alter the business Engility Corporation conducts; consolidate, merge, dissolve or wind up our business; incur liens; and prepay or amend subordinated or unsecured debt. Engility Holdings, Inc. is also subject to a passive holding company covenant that limits our ability to engage in certain activities. In addition, the 2013 Credit Facility requires that Engility Corporation maintain a minimum consolidated debt service coverage ratio of no less than 1.25:1.00 as of the end of any fiscal quarter of Engility Corporation, and a maximum consolidated leverage ratio of no greater than 3.50:1.00 as of the end of any fiscal quarter of Engility Corporation, with step-downs to 3.25:1.00 beginning the fiscal quarter ending December 31, 2014 and 3.00:1.00 beginning the fiscal quarter ending December 31, 2015. We believe our most restrictive covenant under the 2013 Credit Facility is the maximum consolidated leverage ratio, which as of December 31, 2013 was 1.42:1.00. The 2013 Credit Facility also contains customary provisions relating to events of default. As of December 31, 2013, we were in compliance with the covenants under the 2013 Credit Facility.

Our availability under the revolving portion of the 2013 Credit Facility was $248 million as of December 31, 2013, with $2 million outstanding under letters of credit.

Amendment to 2013 Credit Facility

On January 31, 2014, we completed the acquisition of DRC for approximately $121 million in cash, and paid off approximately $87 million in indebtedness of DRC. We financed this transaction in part by drawing down on the $150 million accordion feature (the Accordion) under the 2013 Credit Facility, utilizing an incremental term loan of $75 million (the Incremental Term Loan) and an incremental revolving facility of $75 million (the Incremental Revolving Credit Facility). We amended the 2013 Credit Facility on this same date (the Amendment) to (i) provide for the Incremental Term Loan and Incremental Revolving Credit Facility and (ii) replenish the $150 million availability under the Accordion. Pursuant to the Amendment, the Incremental Term Loan Facility matures on August 9, 2018 and the Incremental Revolving Credit Facility terminates on August 9, 2018. The Amendment did not change the interest rate under the 2013 Credit Facility.

The table below summarizes our net debt and available liquidity as of December 31, 2013 and 2012.

	December 31, 2013	(in thousands) December 31, 2012	Change in Net Debt

Net Debt
Term loan balance	$197,500	$335,000	(137,500)
Revolver loan balance	—	—	—
Cash	(29,003)	(27,021)	(1,982)

Net debt	$168,497	$307,979	$(139,482)

Available Liquidity
Cash	$29,003	$27,021	$1,982
Revolver loan availability	248,000	64,000	184,000

Total available liquidity	$277,003	$91,021	$185,982

Contractual Obligations

The table below presents our estimated total contractual obligations at December 31, 2013, including the amounts expected to be paid or settled for each of the periods indicated below.

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Contractual Obligations
Long-term debt obligations(1)	$197,500	$10,000	$20,000	$167,500	$—
Non-cancelable operating leases(2)	87,148	21,678	36,358	19,830	9,282
Purchase obligations(3)	74,027	74,027	—	—	—

Total(4)	$358,675	$105,705	$56,358	$187,330	$9,282

(1)	Represents term loan and outstanding borrowing under our revolving line of credit and excludes all future interest payments.
(2)	Non-cancelable operating leases are presented net of estimated sublease rental income.
(3)	Represents open purchase orders at December 31, 2013 for amounts expected to be paid for goods or services that are legally binding.
(4)	Excludes all income tax obligations, a portion of which represents unrecognized tax benefits in connection with uncertain tax positions taken, or expected to be taken on our income tax returns as of December 31, 2013 since we cannot determine the time period of future tax consequences. For additional information regarding income taxes, see Note 6 to the Consolidated and Combined Financial Statements.

Off-Balance Sheet Arrangements

At December 31, 2013, we had no significant off-balance sheet arrangements other than $2 million of outstanding letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers. These letters of credit may be drawn upon in the event of Engility’s nonperformance.

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

We are also subject to investigations, litigation, proceedings, claims or assessments and various contingent liabilities incidental to our businesses. Furthermore, in connection with certain business acquisitions, we have assumed some or all claims against, and liabilities of, such acquired businesses, including both asserted and unasserted claims and liabilities. For a description of our legal proceedings and contingencies, see “Item 3—Legal Proceedings” as well as Note 8 to the Consolidated and Combined Financial Statements.

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

Revenue for fixed-price service contracts that do not contain measurable units of work performed are generally recognized on a proportional-performance basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations are fulfilled, in a different manner. Revenue on fixed-price service contracts that contain measurable units of work performed is generally recognized when the units of work are completed.

Revenue for fixed-price type contracts covered by contract accounting standards are recognized using a ratio of actual cumulative costs incurred to total estimated costs at completion of the contract multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. Contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. A single estimated total profit margin is used to recognize profit. Losses on contracts are recognized in the period in which they become evident. The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made.

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

The first step in the process is to identify any potential impairment by comparing the carrying value of a reporting unit including goodwill and its fair value. We use a hybrid method valuation approach to determine the fair value of our reporting units which includes (1) the Income Approach (also referred to as a discounted cash flow or DCF), which is dependent upon estimates for future revenue, operating income, depreciation and amortization, income tax payments, working capital changes, and capital expenditures, as well as, expected long-term growth rates for cash flows; (2) the Guideline Public Company Method, which uses valuation metrics from similar publicly traded companies (i.e., small-to-mid-cap providers of services to the U.S. federal and local governments); and (3) the Guideline Transaction Method which uses valuation multiples from actual transactions in the Aerospace and Defense industry. All of these approaches are affected by economic conditions related to the U.S. defense industry, as well as, conditions in the U.S. capital markets. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit.

After our strategic realignment effective January 1, 2013, we had one reporting unit. During 2013, we did not record an impairment charge to goodwill and there was no change in the balance of goodwill. The balance of goodwill declined by $426 million to $477 million at December 31, 2012 from $904 million at December 31, 2011 due to an impairment charge discussed below.

2013 Goodwill Measurement

The more significant assumptions used in our DCF valuation to determine the fair value of our reporting unit in connection with the goodwill valuation assessment at November 30, 2013 were: (1) detailed three-year cash flow projections for our reporting unit, which are based primarily on our estimates of future revenue, operating income and cash flows, (2) an expected long-term growth rate for our reporting unit, which reflects the expected long-term growth rate for the U.S. economy and respective areas of the U.S. defense industry in which our reporting units operate and (3) risk adjusted discount rates, which represents the estimated weighted-average cost of capital (WACC) for the reporting unit and includes the estimated risk-free rate of return that is used to discount future cash flow projections to their present values.

The reporting unit WACC was comprised of: (1) an estimated required rate of return on equity based on publicly traded companies with business and economic risk characteristics comparable to our reporting unit (Market Participants) and (2) an after-tax rate of return on Market Participants’ debt, each weighted by the relative percentages of Market Participants’ equity and debt. The WACC is based on a number of market inputs that are outside of our control and are updated annually to reflect changes to such market inputs as of the date of our annual goodwill impairment assessments, including changes to: (1) the estimated required rate of return on equity based on historical returns on common stock securities of Market Participants and the Standard & Poor’s 500 Index (referred to as beta), (2) the risk free rate of return based on the prevailing market yield on the 20-year U.S. Treasury bond, (3) the Moody’s 20-year Baa rate, and (4) the relative percentages of Market Participants’ equity and debt.

We consistently consider several factors to determine expected future annual cash flows for our reporting unit, including historical multi-year average cash flow trends and the expected future cash flow growth rates primarily based on our estimates of future revenue, operating income, and working capital changes. Furthermore, the substantial majority of our reporting unit is primarily dependent upon the DoD budget and spending. We closely monitor changes in these factors and their impact on the expected cash flow of our reporting units.

Our DCF valuation is dependent upon several assumptions and is subject to uncertainties due to uncontrollable events, including future DoD budgets, U.S. government spending priorities for services and general economic conditions. A change in any one or combination of the assumptions used in our DCF valuation could negatively impact the fair value, resulting in additional goodwill impairments.

2012 and 2011 Goodwill Measurement

In connection with the preparation of our third quarter of 2012 financial statements, we conducted an interim test of our goodwill as of September 28, 2012. Our decision to conduct this review was a result of multiple events following the Spin-Off, including the change in our cost of capital as a stand-alone company. Following this review, we recorded a goodwill impairment charge of $426 million due to a decline in the estimated fair value of each reporting unit. The decline in fair value was primarily due to a change in the discount rate from the prior year and the elimination of a potential tax structure from our business unit valuation model, which increased the fair value of our reporting units in prior years. We also recorded a goodwill impairment charge of $77 million for the year ended December 31, 2011. The goodwill impairment charge was due to a decline in the estimated fair value of the LOTS reporting unit, which was part of the Mission Support Services segment, as a result of a decline in its projected future cash flows.

The more significant assumptions used in our DCF valuations to determine the fair values of our reporting units in connection with the goodwill valuation assessments at September 28, 2012, November 30, 2012 and November 30, 2011 were: (1) detailed three-year cash flow projections for each of our reporting units, which are based primarily on our estimates of future revenue, operating income and cash flows, (2) risk adjusted discount rates, which represents the estimated WACC for each reporting unit and includes the estimated risk-free rate of return that is used to discount future cash flow projections to their present values and (3) an expected long-term growth rate for each of our reporting units, which approximates the expected long-term growth rate for the U.S. economy and respective areas of the U.S. defense industry in which our reporting units operate. The decline in fair value was primarily due to a change in the discount rate from prior year, increased weighted average cost of capital (WACC) due to our increased costs as a stand-alone company compared to L-3 and the elimination of the value attributable to a potential tax structure. Our prior year assessment of goodwill as of November 30, 2011 included the fair value of a potential tax structure, which assumed that each reporting unit would be sold as a separate asset. There are substantial tax savings available to a purchaser for an asset sale as opposed to the purchaser of an entire entity by stock purchase or merger. As a result of our commitment to the strategic realignment, we no longer believe we would sell any of the current reporting units as separate assets. Accordingly, our assessment of goodwill does not use the estimated tax savings from a potential asset sale to increase the fair value of the reporting units.

Each reporting unit WACC was comprised of: (1) an estimated required rate of return on equity, based on publicly traded companies with business and economic risk characteristics comparable to each of our reporting units (Market Participants) and (2) an after-tax rate of return on Market Participants’ debt, each weighted by the relative market value percentages of Market Participants’ equity and debt. The WACC assumptions for each reporting unit were based on a number of market inputs that are outside of our control and are updated annually to reflect changes to such market inputs as of the date of our annual goodwill impairment assessments, including changes to: (1) the estimated required rate of return on equity based on historical returns on common stock securities of Market Participants and the Standard & Poor’s 500 Index over the prior two-year period, (2) the risk free rate of return based on the prevailing market yield on the 20-year U.S. Treasury bond, (3) the Moody’s 20 year Baa rate as of the Valuation Date, and (4) the relative market value percentages of Market Participants’ equity and debt.

We consistently considered several factors to determine expected future annual cash flows for our reporting units, including historical multi-year average cash flow trends by reporting unit and the expected future cash flow growth rates for each of our reporting units primarily based on our estimates of future revenue, operating income, and working capital changes. Furthermore, the substantial majority of our reporting units were primarily dependent upon the DoD budget and spending. We closely monitored changes in these factors and their impact on the expected cash flow of our reporting units.

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

Identifiable Intangible Assets. As part of the accounting for our business acquisitions, identifiable intangible assets are recognized as assets if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged. The most significant identifiable intangible asset that is separately recognized for our business acquisitions is customer contractual relationships. All of our customer relationships are established through written customer contracts (revenue arrangements). The fair value for customer contractual relationships is determined, as of the date of the acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows arising from the follow-on revenue on contract (revenue arrangement) renewals expected from the customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and revenue, less a contributory assets charge, all of which is discounted to present value. Identifiable intangible assets are: (1) tested for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and (2) amortized over their estimated useful lives as the economic benefits are consumed, ranging from 4 to 30 years. We review and update our estimates of the duration of our customer contractual relationships and consistently consider several factors specific to our existing contracts, including DoD budgets and spending priorities. If such estimates indicate that the duration of our customer contractual relationships have decreased compared to the estimates made as of the date we acquired these intangible assets, then we accelerate the amortization period for our customer contractual relationships over their remaining useful economic life. Depending on the outcome of declining DoD budgets that could reduce funding for some of our revenue arrangements and increase competition for our services due to the uncertainty of future U.S. defense budgets, the value of our customer contractual relationships and their estimated useful lives could be adversely affected.

Income Taxes. We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We record valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances. We also recognize liabilities for uncertain tax positions when it is more likely than not that a tax position will not be sustained upon ultimate settlement with a taxing authority. If a tax position does not meet the “more-likely-than-not” recognition threshold, despite our belief that our filing position is supportable, the benefit of that tax position is not recognized. At December 31, 2013, we had deferred tax assets of $77 million and deferred tax liabilities of $85 million. Deferred income taxes are determined separately for each of our tax-paying entities in each tax jurisdiction. In assessing the need for a valuation allowance, we considered all available positive and negative evidence, including the future reversal of existing temporary timing differences (deferred tax liabilities), taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. Based on our deferred tax liabilities and our estimates of the amounts and timing of future taxable income, we believe that it is more likely than not that we will be able to realize our deferred tax assets. A change in the ability of our operations to continue to generate future taxable income could affect our ability to realize the future tax deductions underlying our deferred tax assets, and require us to provide a valuation allowance against our deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

Liabilities for Pending and Threatened Litigation. We are subject to litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to our business or assumed in connection with certain business acquisitions. In accordance with the accounting standards for contingencies, we accrue a charge for a loss contingency when we believe it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If the loss is within a range of specified amounts, the most likely amount is accrued, and if no amount within the range represents a better estimate we accrue the minimum amount in the range. Generally, we record the loss contingency at the amount we expect to pay to resolve the contingency and the amount is generally not discounted to the present value. Amounts recoverable under insurance contracts are recorded as assets when recovery is deemed probable. Contingencies that might result in a gain are not recognized until realizable. Changes to the amount of the estimated loss, or resolution of one or more contingencies could have a material impact on our results of operations, financial position and cash flows. For a description of our legal proceedings and contingencies, see “Item 3—Legal Proceedings” as well as Note 8 to the Consolidated and Combined Financial Statements.

New Accounting Standards Implemented and Accounting Standards Issued and Not Yet Implemented

None

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates for borrowings under our 2013 Credit Facility. A hypothetical 1% increase in interest rates would have increased our interest expense by approximately $3 million for the year ended December 31, 2013, the period for which we had outstanding borrowings under the 2013 Credit Facility, and likewise decreased our income and cash flows.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Engility Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in equity and cash flows for the years then ended, and the combined statements of operations, changes in equity and cash flows for the year ended December 31, 2011 present fairly, in all material respects, the financial position of Engility Holdings, Inc. and its subsidiaries at December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2013). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 13, 2014

ENGILITY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$29,003	$27,021
Receivables, net	286,272	366,236
Other current assets	25,892	34,832

Total current assets	341,167	428,089
Property, plant and equipment, net	11,895	11,941
Goodwill	477,604	477,604
Identifiable intangible assets, net	92,205	100,929
Other assets	7,183	8,887

Total assets	$930,054	$1,027,450

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$10,000	$50,250
Accounts payable, trade	28,286	16,861
Accrued employment costs	49,582	63,278
Accrued expenses	63,843	77,457
Advance payments and billings in excess of costs incurred	19,087	27,530
Deferred income taxes, current and income taxes payable	10,693	10,607
Other current liabilities	17,928	19,310

Total current liabilities	199,419	265,293

Long-term debt	187,500	284,750
Income tax payable	77,494	68,725
Other liabilities	22,487	20,371

Total liabilities	486,900	639,139
Commitments and contingencies (see Note 8)
Equity:
Preferred stock, par value $0.01 per share, 25,000 shares authorized, none issued or outstanding as of December 31, 2013 or December 31, 2012	—	—
Common stock, par value $0.01 per share, 175,000 shares authorized, 17,238 and 16,703 shares issued and outstanding as of December 31, 2013 and 2012, respectively	172	168
Additional paid in capital	761,119	755,638
Accumulated deficit	(330,911)	(380,438)
Non-controlling interest	12,774	12,943

Total equity	443,154	388,311

Total liabilities and equity	$930,054	$1,027,450

See notes to Consolidated and Combined Financial Statements

ENGILITY HOLDINGS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue	$1,407,372	$1,555,310	$1,903,370
Revenue from affiliated entities	—	100,034	167,411

Total revenue	1,407,372	1,655,344	2,070,781
Costs and expenses
Cost of revenue	1,214,581	1,315,352	1,618,421
Cost of revenue from affiliated entities	—	100,034	167,411

Total cost of revenue	1,214,581	1,415,386	1,785,832
Selling, general and administrative expenses	84,635	142,440	115,908
Goodwill impairment charge	—	426,436	76,600

Total costs and expenses	1,299,216	1,984,262	1,978,340

Operating income (loss)	108,156	(328,918)	92,441
Interest expense	21,648	10,857	—
Other income, net	793	136	148

Income (loss) from continuing operations before income taxes	87,301	(339,639)	92,589
Provision for income taxes	32,584	5,156	66,562

Income (loss) from continuing operations	54,717	(344,795)	26,027
Income (loss) from discontinued operations before income taxes	—	(1,017)	5,735
Provision (benefit) for income taxes	—	(391)	2,777

Income (loss) from discontinued operations, net of tax	—	(626)	2,958

Net income (loss)	$54,717	$(345,421)	$28,985
Less: Net income attributable to non-controlling interest	5,190	4,952	3,126

Net income (loss) attributable to Engility	$49,527	$(350,373)	$25,859

Net Income (loss) per share allocable to Engility Holdings, Inc. common shareholders, basic
Net income (loss) per share from continuing operations less non-controlling interest	$2.94	$(21.48)	$1.42
Net income (loss) per share from discontinued operations	$—	$(0.04)	$0.18
Net income (loss) per share attributable to Engility	$2.94	$(21.52)	$1.60
Net Income (loss) per share allocable to Engility Holdings, Inc. common shareholders, diluted
Net income (loss) per share from continuing operations less non-controlling interest	$2.81	$(21.48)	$1.42
Net income (loss) per share from discontinued operations	$—	$(0.04)	$0.18
Net income (loss) per share attributable to Engility	$2.81	$(21.52)	$1.60
Weighted average number of shares outstanding basic	16,873	16,281	16,118
Weighted average number of shares outstanding diluted	17,653	16,281	16,118

See notes to Consolidated and Combined Financial Statements

ENGILITY HOLDINGS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands)

	SHARES			DOLLARS
	2013	2012	2011	2013	2012	2011
Common stock
Common stock, beginning balance	16,703	—	—	$168	$—	$—
Issuance of common stock in connection with Spin-off	—	16,118	—	—	161	—
Employee stock awards and stock options	535	585	—	4	7	—

Common stock, ending balance	17,238	16,703	—	$172	$168	$—
Additional paid-in capital
Additional paid-in capital, beginning balance				$755,638	$—	$—
Conversion of prior parent company investment to additional-paid-in capital				(2,934)	750,113	—
Issuance of common stock attributable to Spin-off				—	(161)	—
Issuance of employee stock awards and stock option, net of payment of employee withholding taxes on share-based compensation				8,415	5,686	—

Additional paid-in capital, ending balance				$761,119	$755,638	$—
Accumulated deficit
Accumulated deficit, beginning balance				$(380,438)	$—	$—
Net income (loss) attributable to Engility post Spin-Off				49,527	(380,438)	—

Accumulated deficit, ending balance				$(330,911)	$(380,438)	$—
Prior parent company investment
Prior parent company investment, beginning balance				$—	$1,083,237	$1,218,643
Net income from January 1 to December 31, 2011 and 2010, respectively				—	—	25,859
Net income from January 1, 2012 to July 17, 2012				—	30,065	—
Net transfer to prior parent company, including discontinued operations				—	(364,967)	(161,265)
Conversion of prior parent company investment to additional-paid-in capital				—	(748,335)	—

Prior parent company investment, ending balance				$—	$—	$1,083,237
Non-controlling interest
Non-controlling interest, beginning balance				$12,943	$10,366	$8,786
Net income attributable to non-controlling interest				5,190	4,952	3,126
Distributions to non-controlling interest member				(5,359)	(2,375)	(1,546)

Non-controlling interest, ending balance				$12,774	$12,943	$10,366
Total equity
Total equity, beginning balance	16,703	—	—	$388,311	$1,093,603	$1,227,429
Net change in common stock	535	16,703	—	4	168	—
Net change in additional paid-in capital	—	—	—	5,481	755,638	—
Net change in accumulated deficit	—	—	—	49,527	(380,438)	—
Net change in prior parent company investment	—	—	—	—	(1,083,237)	(135,406)
Net change in non-controlling interest	—	—	—	(169)	2,577	1,580

Total equity, ending balance	17,238	16,703	—	$443,154	$388,311	$1,093,603

See notes to Consolidated and Combined Financial Statements

ENGILITY HOLDINGS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income (loss)	$54,717	$(345,421)	$28,985
Less: income (loss) from discontinued operations, net of tax	—	(626)	2,958

Income (loss) from continuing operations	54,717	(344,795)	26,027
Goodwill impairment charge	—	426,436	76,600
Share-based compensation	8,691	7,487	—
Depreciation and amortization	12,106	16,410	22,594
Amortization of bank debt fees	6,264	1,662	—
Deferred income tax benefit	(1,377)	(63,375)	(20,814)
Changes in operating assets and liabilities, excluding acquired amounts:
Receivables	79,964	28,606	45,159
Other current assets	7,590	(122)	7,400
Accounts payable, trade	11,425	(32,574)	(4,070)
Accrued employment costs	(13,696)	(9,263)	(16,609)
Accrued expenses	(13,614)	3,351	2,109
Advance payments and billings in excess of costs incurred	(8,443)	1,944	9,335
Other liabilities	7,213	(1,783)	12,700

Net cash provided by operating activities from continuing operations	150,840	33,984	160,431
Investing activities:
Capital expenditures	(3,336)	(2,164)	(4,795)
Proceeds from sale of property, plant, and equipment	—	680	—
Other investing activities	—	—	1,000

Net cash used in investing activities from continuing operations	(3,336)	(1,484)	(3,795)
Financing activities:
Gross borrowings from issuance of long-term debt	200,000	335,000	—
Repayments of long-term debt	(337,500)	—	—
Gross borrowings from revolving credit facility	196,000	30,690	—
Repayments of revolving credit facility	(196,000)	(30,690)	—
Debt issuance costs	(2,493)	(11,005)	—
Distributions to non-controlling interest member	(5,359)	(2,374)	(1,546)
Proceeds from share-based payment arrangements	936	1,225	—
Payment of employee withholding taxes on share-based compensation	(1,106)	(1,778)	—
Dividend to prior parent company	—	(335,000)	—
Net transfers to prior parent company	—	(5,235)	(161,800)
Other	—	—	300

Net cash used in financing activities from continuing operations	(145,522)	(19,167)	(163,046)
Discontinued Operations:
Net cash provided by operating activities	—	25,952	4,023
Net cash provided by (used in) financing activities	—	(25,974)	535
Cash balance of discontinued operations	—	22	(22)

Net cash provided by discontinued operations	—	—	4,536

Net increase (decrease) in cash and cash equivalents	1,982	13,333	(1,874)
Cash and cash equivalents, beginning of the year	27,021	13,688	15,562

Cash and cash equivalents, end of the year	$29,003	$27,021	$13,688

Supplemental cash flow disclosure:
Cash paid for taxes	$31,503	$15,972	$—
Cash paid for interest	$14,623	$9,167	$—

See notes to Consolidated and Combined Financial Statements

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(amounts in thousands except per share data or where specified)

1. Basis of Presentation

Spin-Off from L-3: On July 17, 2012, L-3 Communications Holdings, Inc. completed the spin-off of Engility Holdings, Inc. from L-3 (the Spin-Off). We retained the systems engineering and technical assistance (SETA), training and operational support services businesses that were previously part of L-3’s Government Services segment. For the periods prior to July 17, 2012, Engility Holdings was a subsidiary of L-3 Communications Holdings, Inc. Unless the context indicates otherwise, (i) references to Engility, the Company, we, us or our refer to Engility Holdings, Inc. and its subsidiaries and (ii) references to L-3 refer to L-3 Communications Holdings and its subsidiaries.

On July 17, 2012, our common stock was distributed, on a pro rata basis, to L-3’s stockholders of record as of the close of business on July 16, 2012. The Spin-Off was completed pursuant to a Distribution Agreement and several other agreements with L-3 related to the Spin-Off, including an Employee Matters Agreement, a Tax Matters Agreement, a Transition Services Agreement and two Master Supply Agreements. These agreements govern the relationship between us and L-3 following the Spin-Off and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided by L-3 to Engility. Our common stock began “regular-way” trading on the New York Stock Exchange on July 18, 2012 under the symbol “EGL.”

Description of Business: Engility, through its predecessors, has provided mission-critical services to the U.S. government for over four decades. Our customers include the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Agency for International Development (USAID), U.S. Department of State (DoS), Federal Aviation Administration (FAA), Department of Homeland Security (DHS), and allied foreign governments. We attribute the strength of our customer relationships to our singular focus on services, our industry-leading capabilities in program planning and management, superior past performance, and the experience of our people and their commitment to our customers’ missions. As of December 31, 2013, we employed approximately 6,600 individuals globally and operated in over 40 countries. We are led by a seasoned executive team, which is composed of industry and government veterans.

We provide our service offerings in six key areas: (i) specialized technical consulting; (ii) program and business support services; (iii) engineering and technology lifecycle support; (iv) information technology modernization and sustainment; (v) supply chain services and logistics management; and (vi) training and education.

Principles of Consolidation and Combination and Basis of Presentation: The Consolidated and Combined Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and reflect the financial position, results of operations and cash flows of Engility as a separate stand-alone entity beginning July 18, 2012. For periods presented prior to the Spin-Off, the accompanying combined financial statements of Engility are derived from the accounting records of L-3 as if it operated on a stand-alone basis. All significant intercompany transactions between the combined businesses that comprise Engility were eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation.

For periods prior to the Spin-Off, the Combined Statements of Operations include expense allocations for the corporate functions provided to the Company by L-3, including, but not limited to, executive management, finance, legal, human resources, employee benefits administration, treasury, tax, internal audit, information technology, communications, ethics and compliance, insurance, and share-based compensation. These expenses were allocated to the Company for such periods on the basis of direct usage when identifiable, with the remainder

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands except per share data or where specified)

allocated on the basis of revenue or headcount. We believe these allocations have been made on a consistent basis and are a reasonable reflection of the utilization of the services received by, or benefits provided to Engility by L-3 during the periods presented. Management believes, based on the current and historical organizational and information technology structure, that the costs allocated by L-3 approximate the costs required for Engility to operate as a stand-alone public company. However, actual costs that may have been incurred, had Engility been a stand-alone company prior to the Spin-Off, would have depended on a number of factors, including the stand-alone organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.

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

See Note 5 for a further description of the transactions between Engility and L-3.

Non-controlling Interest: Engility holds a 50.1% majority interest in Forfeiture Support Associates J.V. (FSA). The results of operations of FSA are included in Engility’s Consolidated and Combined Statements of Operations. The non-controlling interest reported on the Consolidated Balance Sheets represents the portion of FSA’s equity that is attributable to the non-controlling interest.

Accounting Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates using assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant of these estimates include the recoverability, useful lives and valuation of identifiable intangible assets and goodwill, income taxes and contingencies. Actual amounts will differ from these estimates and could differ materially.

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

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands except per share data or where specified)

Revenue and profits on time-and-material type contracts are recognized on the basis of direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of materials and other direct non-labor costs.

Revenue for fixed-price service contracts that do not contain measurable units of work performed are generally recognized on a proportional-performance basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations are fulfilled, in a different manner. Revenue on fixed-price service contracts that contain measurable units of work performed is generally recognized when the units of work are completed.

Revenue for fixed-price type contracts covered by contract accounting standards are recognized using a ratio of actual cumulative costs incurred to total estimated costs at completion of the contract multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. Contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. A single estimated total profit margin is used to recognize profit. Losses on contracts are recognized in the period in which they become evident. The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made.

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

Share-Based Compensation: Certain key employees of Engility participate in share-based compensation plans. We follow the fair value based method of accounting for share-based employee compensation, which requires us to expense all share-based employee compensation. We issue restricted stock units and non-qualified stock options under our existing plans to employees of the Company. Compensation expense is recognized for the entire award, net of estimated forfeitures, on a straight line basis over the requisite service period, which is generally three years, based on the grant date fair value.

Income Taxes: Prior to the Spin-Off, our operations had historically been included in L-3’s U.S. federal and state income tax returns and all income taxes have been paid by L-3. Income taxes are presented in these Combined Financial Statements as if we filed our own tax returns on a standalone basis. Following the Spin-Off, we file our income taxes as a stand-alone entity.

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands except per share data or where specified)

temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We record valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances. We also recognize liabilities for uncertain tax positions when it is more likely than not that a tax position will not be sustained upon ultimate settlement with a taxing authority. If a tax position does not meet the “more-likely-than-not” recognition threshold, despite our belief that our filing position is supportable, the benefit of that tax position is not recognized. At December 31, 2013, we had deferred tax assets of $77 million and deferred tax liabilities of $85 million. Deferred income taxes are determined separately for each of our tax-paying entities in each tax jurisdiction. In assessing the need for a valuation allowance, we considered all available positive and negative evidence, including the future reversal of existing temporary timing differences (deferred tax liabilities), taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. Based on our deferred tax liabilities and our estimates of the amounts and timing of future taxable income, we believe that it is more likely than not that we will be able to realize our deferred tax assets. A change in the ability of our operations to continue to generate future taxable income could affect our ability to realize the future tax deductions underlying our deferred tax assets, and require us to provide a valuation allowance against our deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

Our accounting policy is to record the highest amount of tax benefit for uncertain tax positions that meet the recognition criteria based on the Company’s evaluation of the facts, circumstances and information available as of the reporting date. For uncertain tax positions that do not meet the recognition criteria, we record either a current or long term tax liability based on the timing of when the uncertain tax position is expected to be resolved. We include any interest and penalties associated with uncertain tax positions in our income tax provision.

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

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands except per share data or where specified)

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

Earnings (loss) per Share: For periods prior to the Spin-Off, basic and diluted earnings per share (EPS) were calculated using 16,118 shares of our common stock that were distributed to L-3 shareholders on July 17,

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands except per share data or where specified)

2012. For periods after the Spin-Off, basic EPS are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. For periods after the Spin-Off, diluted EPS reflect the weighted-average effect of all potentially dilutive securities outstanding during the periods. Diluted EPS include the incremental effect of the employee stock purchase plan, restricted stock units, and stock options calculated using the treasury stock method. For the years ended December 31, 2013 and 2012, 9,266 shares and 139,728, shares, respectively, were not included in diluted EPS due to their anti-dilutive effects.

	Year Ended December 31,
	2013	2012	2011
Net income (loss) attributable to Engility from continuing operations less non-controlling interest	$49,527	$(349,747)	$22,901

Net income (loss) attributable to Engility from discontinued operations	$—	$(626)	$2,958

Net income (loss) attributable to Engility	$49,527	$(350,373)	$25,859

Weighted average number of shares outstanding (in thousands)—Basic	16,873	16,281	16,118
Dilutive effect of share-based compensation outstanding after application of the treasury stock method	780	—	—

Weighted average number of shares outstanding (in thousands)—Diluted	17,653	16,281	16,118

Earnings (loss) per share attributable to Engility—basic
Net income (loss) per share from continuing operations less non-controlling interest	$2.94	$(21.48)	$1.42

Net income (loss) per share from discontinued operations	$—	$(0.04)	$0.18

Net income (loss) per share attributable to Engility	$2.94	$(21.52)	$1.60

Earnings (loss) per share attributable to Engility—diluted
Net income (loss) per share from continuing operations less non-controlling interest	$2.81	$(21.48)	$1.42

Net income (loss) per share from discontinued operations	$—	$(0.04)	$0.18

Net income (loss) per share attributable to Engility	$2.81	$(21.52)	$1.60

2. Receivables

Our receivables principally relate to contracts with the U.S. government and prime contractors or subcontractors of the U.S. government. Revenue from the U.S. government under prime contracts and subcontracts, as compared to total revenue, was approximately 98%, 99%, and 98% for the years ended December 31, 2013, 2012, and 2011, respectively. The components of contract receivables are presented in the table below.

	December 31,
	2013	2012
Billed receivables	$126,041	$172,042
Unbilled receivables	161,641	198,248
Allowance for doubtful accounts	(1,410)	(4,054)

Total receivables, net	$286,272	$366,236

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands except per share data or where specified)

Unbilled receivables consist principally of amounts to be billed within the next month, generally from cost-plus type contracts and time-and-material type contracts due to the timing of preparation of invoices to customers. Revenue recorded in excess of milestone billings on fixed-price type contracts consist of amounts not expected to be billed within the next month. Such amounts are converted to billed receivables when invoiced to customers according to contractual billing terms, which generally occur when performance milestones are completed. We believe that significantly all of the unbilled contract receivables at December 31, 2013 will be billed and collected within one year.

We do not believe that we have significant exposure to credit risk as accounts receivable and the related unbilled amounts are primarily due from the U.S. government. The allowance for doubtful accounts primarily represents our estimate for exposure to compliance, contractual issues and bad debts related to prime contractors and commercial customers.

The following table details the Allowance for Doubtful Accounts for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
	2013	2012	2011
Balance at beginning of year	$4,054	$2,393	$2,282
Change to due to discontinued operations	—	(210)	—
Charged to expense	563	2,573	284
Deductions	(3,207)	(702)	(173)

Balance at end of year	$1,410	$4,054	$2,393

3. Goodwill and Identifiable Intangible Assets

Goodwill Impairment Review

We review goodwill for impairment annually as of November 30 and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a two-step process for each reporting unit.

The first step in the process is to identify any potential impairment by comparing the carrying value of a reporting unit including goodwill and its fair value. We use a hybrid method valuation approach to determine the fair value of our reporting units which includes (1) the Income Approach (also referred to as a discounted cash flow or DCF), which is dependent upon estimates for future revenue, operating income, depreciation and amortization, income tax payments, working capital changes, and capital expenditures, as well as, expected long-term growth rates for cash flows; (2) the Guideline Public Company Method, which uses valuation metrics from similar publicly traded companies (i.e., small-to-mid-cap providers of services to the U.S. federal and local governments); and (3) the Guideline Transaction Method which uses valuation multiples from actual transactions in the Aerospace and Defense industry. All of these approaches are affected by economic conditions related to the U.S. defense industry, as well as, conditions in the U.S. capital markets. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit.

After our strategic realignment effective January 1, 2013, we had one reporting unit. During 2013, we did not record an impairment charge to goodwill and there was no change in the balance of goodwill. Prior to our

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands except per share data or where specified)

strategic realignment, we had five reporting units. The aggregate balance of goodwill declined by $426 million to $477 million at December 31, 2012 from $904 million at December 31, 2011 due to an impairment charge discussed below.

2013 Goodwill Measurement

The more significant assumptions used in our DCF valuation to determine the fair value of our reporting unit in connection with the goodwill valuation assessment at November 30, 2013 were: (1) detailed three-year cash flow projections for our reporting unit, which are based primarily on our estimates of future revenue, operating income and cash flows, (2) an expected long-term growth rate for our reporting unit, which reflects the expected long-term growth rate for the U.S. economy and respective areas of the U.S. defense industry in which our reporting units operate and (3) risk adjusted discount rates, which represents the estimated weighted-average cost of capital (WACC) for the reporting unit and includes the estimated risk-free rate of return that is used to discount future cash flow projections to their present values.

The reporting unit WACC was comprised of: (1) an estimated required rate of return on equity based on publicly traded companies with business and economic risk characteristics comparable to our reporting unit (Market Participants) and (2) an after-tax rate of return on Market Participants’ debt, each weighted by the relative percentages of Market Participants’ equity and debt. The WACC is based on a number of market inputs that are outside of our control and are updated annually to reflect changes to such market inputs as of the date of our annual goodwill impairment assessments, including changes to: (1) the estimated required rate of return on equity based on historical returns on common stock securities of Market Participants and the Standard & Poor’s 500 Index (referred to as beta), (2) the risk free rate of return based on the prevailing market yield on the 20-year U.S. Treasury bond, (3) the Moody’s 20 year Baa rate, and (4) the relative percentages of Market Participants’ equity and debt.

We consistently consider several factors to determine expected future annual cash flows for our reporting unit, including historical multi-year average cash flow trends and the expected future cash flow growth rates primarily based on our estimates of future revenue, operating income, and working capital changes. Furthermore, the substantial majority of our reporting unit is primarily dependent upon the DoD budget and spending. We closely monitor changes in these factors and their impact on the expected cash flow of our reporting units.

Our DCF valuation is dependent upon several assumptions and is subject to uncertainties due to uncontrollable events, including future DoD budgets, U.S. government spending priorities for services and general economic conditions. A change in any one or combination of the assumptions used in our DCF valuation could negatively impact the fair value, resulting in additional goodwill impairments.

2012 and 2011 Goodwill measurement

We determined our reporting units based on each division of our operating segments. Each division represented a business, which had discrete financial information available, whose operating results were regularly reviewed by division management. In connection with the preparation of our third quarter financial statements, we conducted an interim test of our goodwill as of September 28, 2012. Our decision to conduct this review was a result of multiple events following the spin-off, including the change in our cost of capital as a stand-alone company. Following this review, we recorded a goodwill impairment charge of approximately $426 million for the quarterly period ended September 28, 2012 due to a decline in the estimated fair value of each reporting unit. We also performed our annual goodwill impairment review of our reporting units as of

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands except per share data or where specified)

November 30, 2012. Following this annual review, we concluded that the carrying amounts of the reporting units’ goodwill were not impaired as of November 30, 2012. During the years ended December 31, 2011, we recorded goodwill impairment charges of $77 million, based on our annual impairment testing as of November 30, 2011.

The 2012 goodwill impairment charge of $426 million was due to a decline in the estimated fair value of each reporting unit. This decline in fair value was primarily due to a change in the discount rate from prior year, increased WACC due to our increased costs as a stand-alone company compared to L-3 and the elimination of the value attributable to a potential tax structure. Our prior year assessment of goodwill as of November 30, 2011 included the fair value of a potential tax structure, which assumed that each reporting unit could be sold as a separate asset. There are substantial tax savings available to a purchaser for an asset sale as opposed to the purchaser of an entire entity by stock purchase or merger. As a result of our strategic realignment, we no longer believe we would sell any of the current reporting units as separate assets. Accordingly, our assessment of goodwill does not use the estimated tax savings from a potential asset sale to increase the fair value of the reporting units.

The first step of the November 30, 2011 annual impairment test indicated that a portion of the $77 million of goodwill for our Linguist Operations & Technical Support (LOTS) reporting unit may not have been recoverable. We performed the second step of the impairment tests to measure the impairment losses for 2011 and determined that the implied goodwill balance of $77 million was lower in 2011 than the carrying amount of goodwill for the LOTS reporting unit. Accordingly, we recorded a non-cash charge of $77 million for the year ended December 31, 2011 for the impairment of goodwill. The goodwill impairment charge was due to a decline in the estimated fair value of the LOTS reporting unit as a result of a decline in its projected future cash flows. The decline in projected cash flows in 2011 for the LOTS reporting unit was due to lower expected revenue resulting from the drawdown of U.S. military forces from Iraq which began in 2010 and was completed in 2011.

The table below presents our reporting units prior to our strategic realignment effective January 1, 2013, the associated goodwill balance and the associated impairment charge.

	Goodwill Balance As of December 31,		Impairment Charges Recorded during the Year Ended December 31,
	2012	2011	2012	2011
Command and Control Systems & Software	$189,640	$397,686	$208,046	$—
Global Security & Engineering Solutions	58,063	192,048	133,985	—
Engility Services Inc.	30,940	75,146	44,206	—
Training and Operational Support (MPRI)	198,961	239,160	40,199	—
Linguist Operations & Technical Support (LOTS)	—	—	—	76,600

Total	$477,604	$904,040	$426,436	$76,600

The fair value measurement was calculated using unobservable inputs to the discounted cash flow method, which are classified as Level 3 within the fair value hierarchy under U.S. GAAP. The key assumptions we used to estimate the fair values of our reporting units are:

•	Discount rates;

•	Compounded annual revenue growth rates;

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands except per share data or where specified)

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

Inherent in our development of the present value of future cash flow projections are assumptions and estimates derived from a review of our expected revenue growth rates, profit margins, business plans, cost of capital and tax rates. We also make assumptions about future market conditions, market prices, interest rates, and changes in business strategies. Changes in our assumptions or estimates could materially affect the determination of the fair value of a reporting unit and, therefore, could eliminate the excess of fair value over the carrying value of a reporting unit entirely and, in some cases, could result in impairment. Such changes in assumptions could be caused by a loss of one or more significant contracts, reductions in government and/or private industry spending, or a decline in the demand of our services due to changing economic conditions. Given the contractual nature of our business, if we are unable to win or renew contracts; are unable to estimate and control our contract costs; fail to adequately perform to our clients’ expectations; fail to procure third-party subcontractors, or fail to adequately secure funding for our projects, our profits, revenue and growth over the long-term would decline and such a decline could significantly affect the fair value assessment of our reporting units and cause our goodwill to become impaired.

Information on our identifiable intangible assets that are subject to amortization is presented in the table below.

		December 31,
		2013			2012
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)
Customer contractual relationships	28	$178,630	$86,436	$92,194	$178,630	$77,762	$100,868
Favorable leasehold interests	4	1,827	1,814	13	1,827	1,765	62

Total		$180,457	$88,250	$92,207	$180,457	$79,527	$100,930

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands except per share data or where specified)

Identifiable Intangible Assets

Our recorded amortization expense for our identifiable intangible assets is presented in the table below.

	Year Ended December 31,
	2013	2012	2011
Amortization expense	$8,723	$13,106	$17,285

Based on gross carrying amounts at December 31, 2013, our estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2014 through 2018 are presented in the table below.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Amortization expense	$7,680	$7,680	$8,219	$8,592	$8,696

4. Property, Plant and Equipment

	December 31,
	2013	2012
Land	$2,200	$1,321
Buildings and improvements	2,766	2,823
Machinery, equipment, furniture and fixtures	29,512	27,862
Leasehold improvements	10,383	9,505

Gross property, plant and equipment	44,861	41,511
Accumulated depreciation and amortization	(32,966)	(29,570)

Property, plant and equipment, net	$11,895	$11,941

	Year Ended December 31,
	2013	2012	2011
Depreciation expense	$3,382	$3,233	$5,309

5. Related Party Transactions and Prior Parent Company Investment

Allocation of Corporate Expenses: Prior to the Spin-Off, the Combined Statements of Operations include L-3 corporate expense allocations for corporate functions provided to the Company, which are reported within selling, general and administrative expenses, totaling $15 million and $34 million for the years ended December 31, 2012, and 2011, respectively. The remaining corporate allocations of $22 million and $50 million for the years ended December 31, 2012 and 2011, respectively, represent direct corporate expenses. Direct corporate expenses include employee benefits, share-based compensation, insurance, and treasury expenses that have been allocated based on direct usage by the Company.

Related Party Revenue and Cost of Revenue: Prior to the Spin-Off, we were a party to transactions to purchase and sell products and services to and from other L-3 subsidiaries and divisions. Revenue earned from these formerly affiliated entities were $100 million and $167 million, for the years ended December 31, 2012 and 2011, respectively.

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands except per share data or where specified)

Prior Parent Company Investment: Net transfers to prior parent company are included within prior parent company investment on the Combined Statements of Equity. The components of our net transfers to prior parent company are presented in the table below.

	Year Ended December 31
	2012	2011
Intercompany revenue and purchases, net	$(90,915)	$(147,762)
Cash pooling and general financing activities	40,624	(185,716)
Corporate allocations	37,748	83,660
Income taxes	33,282	87,483
Net transfers related to GSS	(25,974)	535

Total net transfers to prior parent company	$(5,235)	$(161,800)

6. Income Taxes

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

Income from continuing operations before income taxes is summarized in the table below.

	Year Ended December 31,
	2013	2012	2011
Domestic	$86,692	$(340,613)	$91,495
Foreign	409	974	1,094

Income (loss) from continuing operations before income taxes	$87,301	$(339,639)	$92,589

The components of our current and deferred portions of the provision for income taxes from continuing operations are presented in the table below.

	Year Ended December 31,
	2013	2012	2011
Current income tax provision:
Federal	$30,262	$39,096	$73,447
State and local	4,252	6,014	12,613
Foreign	2,156	292	1,317

Subtotal	36,670	45,402	87,377

Deferred (benefit) income tax provision:
Federal	(3,475)	(34,918)	(16,954)
State and local	(611)	(5,328)	(3,861)

Subtotal	(4,086)	(40,246)	(20,815)

Total provision for income taxes	$32,584	$5,156	$66,562

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands except per share data or where specified)

A reconciliation of the statutory federal income tax rate to our effective income tax rate from continuing operations is presented in the table below.

	Year Ended December 31,
	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.8	3.3	3.3
Goodwill impairment	—	(38.9)	31.8
Minority interest	(2.1)	(0.5)	(1.3)
Other, net	1.6	(0.4)	3.1

Effective income tax rate	37.3%	(1.5)%	71.9%

The significant components of our deferred tax assets and liabilities are presented in the table below.

	December 31,
	2013	2012
Deferred tax assets:
Compensation and benefits	$16,102	$18,060
Unrecognized tax benefits	36,447	34,950
Fixed assets	1,225	390
Deferred revenue	7,351	1,292
Reserves	9,893	7,662
Other	6,261	4,163

Gross deferred tax assets	$77,279	$66,517

Deferred tax liabilities:
Goodwill and other intangible assets	$45,835	$43,162
Income recognition on contracts in process	37,739	32,541
Other	1,499	—

Gross deferred tax liabilities	$85,073	$75,703

The following table presents the classification of our net deferred tax liabilities.

	December 31,
	2013	2012
Current net deferred tax liabilities	$(9,933)	$(10,607)
Non-current net deferred tax (asset) liabilities	2,139	1,421

Total net deferred tax liabilities	$(7,794)	$(9,186)

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands except per share data or where specified)

As of December 31, 2013, the total amount of unrecognized tax benefits, including interest and penalty, was $77 million, $20 million which would significantly reduce the effective income tax rate, if recognized. A reconciliation of the change in unrecognized income tax benefits, excluding potential interest and penalties, is presented in the table below.

	Year Ended December 31,
	2013	2012	2011
Balance at January 1	$58,973	$50,417	$48,072
Additions/reductions for tax positions related to the current year	(123)	1,240	—
Additions/reductions for tax positions related to prior years	44,525	7,889	2,345
Decrease for settlement with tax authorities	(1,033)	—	—
Lapse of statute of limitations	(34,783)	(573)	—

Balance at December 31	$67,559	$58,973	$50,417

For the periods prior to the Spin-Off, we filed our Federal and certain state tax returns on a consolidated and combined basis with L-3. In addition, we and our subsidiaries filed income tax returns in various state and foreign jurisdictions. The statutes of limitations for the L-3’s U.S. Federal income tax returns for the years ended December 31, 2010 through 2012 are open as of December 31, 2013. The statutes of limitations for Engility foreign income tax returns are open for tax years 2006 to 2012 and for its state income tax returns for years 2009 to 2012. As of December 31, 2013, we anticipate that unrecognized tax benefits will decrease by approximately $1.9 million over the next 12 months due to potential resolution of unrecognized tax benefits involving several jurisdictions and closing of tax statutes. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

As of December 31, 2013 and 2012, non-current income taxes payable includes accrued potential interest of $12 million and $8 million, respectively. With respect to the interest related items, our income tax expense included an expense of $1 million, $0, and $2 for the years ended December 31, 2013, 2012 and 2011, respectively.

7. Share-Based Compensation

Long Term Performance Plan

Following the Spin-Off, certain of our employees participate in our 2012 Long Term Performance Plan (2012 LTPP), which is substantially similar to the L-3 2008 Long Term Performance Plan (2008 LTPP). Immediately prior to the Spin-Off, certain of our employees participated in the following L-3 share-based compensation plans: 2008 LTPP, 1999 Long Term Performance Plan and 1997 Stock Option Plan (collectively, the L-3 Plans). Following our Spin-Off from L-3, we assumed under the 2012 LTPP each outstanding option to purchase L-3 common stock and each L-3 RSU held by our employees.

In connection with the Spin-Off, we adopted a 2012 Directors Stock Incentive Plan (DSIP) that permitted us to make equity grants to the non-executive members of our Board of Directors.

During 2013, we amended and merged the 2012 LTPP and the DSIP into the Amended and Restated 2012 Long Term Performance Plan (the Amended 2012 LTPP).

Stock Options. The exercise price of Engility stock options granted under the Amended 2012 LTPP may not be less than the fair market value of Engility’s common stock on the date of grant. Options expire after 10 years from the date of grant and vest ratably over a three year period on the annual anniversary of the date of grant. All

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands except per share data or where specified)

unvested options are subject to forfeiture upon termination of employment (subject to customary exceptions for death or disability). All of the stock option awards issued under the Plans are non-qualified stock options for U.S. income tax regulations.

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

•	Expected Volatility. Expected volatility is based on Engility’s historical share price volatility matching the expected holding period.

•	Expected Dividend Yield. Expected dividend yield is based on Engility’s anticipated dividend payments and historical pattern of dividend increases over the expected holding period.

•	Risk-Free Interest Rate. The risk-free interest rates for stock options are based on U.S. Treasuries for a maturity matching the expected holding period.

The table below presents a summary of our stock option activity changes for the periods noted.

	Number of Options	Weighted- Average Exercise Price per Share	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	185	$17.54	5.3	$348
Granted	—	—
Forfeited	(4)	17.60
Exercised	(56)	17.71

Outstanding at December 31, 2013	125	$17.63	4.7	$4,171

Vested and expected to vest at December 31, 2013	125	$17.63	4.7	$4,171

Exercisable at December 31, 2013	94	$20.55	3.6	$3,142

Changes in assumptions can materially impact the estimated fair value of stock options. The weighted average assumptions used in the valuation model are presented in the table below. There were no option grants during 2013.

	Grants 2012	Grants 2011
Expected holding period (in years)	4.8	4.8
Expected volatility	28.0%	27.0%
Expected dividend yield	3.5%	2.8%
Risk-free interest rate	0.8%	2.0%

Restricted Stock Units. We award restricted stock units (RSUs) to employees that automatically convert into shares of our common stock upon vesting. These awards are subject to forfeiture until certain restrictions have lapsed, including a three year vesting period starting on the date of grant. The grant date fair value of the

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands except per share data or where specified)

restricted stock unit awards is based on our closing stock price at the date of grant, or with respect to grants made prior to the Spin-Off, L-3’s closing stock price at the date of grant, and is generally recognized as compensation expense on a straight-line basis over the vesting period. Certain of grants of our RSUs vest ratably over a term of three years from the grant date, 25% on the first anniversary of the grant date, 25% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. 99,075 of the RSUs granted to our employees during this period cliff vest on the third anniversary of the date of grant. Grants awarded to the non-executive members of our Board of Directors vest after one year and are issued upon the earlier of a change in control or such director’s retirement from the Board of Directors.

The table below presents a summary of our nonvested RSU awards under the Amended 2012 LTPP as of December 31, 2013 and changes for the year then ended.

	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2012	799	$18.56
Granted	219	24.07
Forfeited	(116)	18.92
Employee RSUs vested	(142)	21.42
Director RSUs vested but not issued	(25)	17.68

Nonvested balance at December 31, 2013	760	$19.52

Director RSUs vested but not issued	25	$17.68

Performance Shares: Performance shares are grants of restricted stock that generally cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2013. The number of shares of our common stock that are ultimately vested and delivered in respect of these performance shares will range from 0% to 200% of the target amount depending, for the 2013 grants, on the Company’s performance against a peer group, as approved by the Compensation Committee of the Board of Directors, based on the following two metrics, each of which are weighted equally: relative revenue (based on a compounded annual growth rate) and relative total stockholder return (TSR). TSR is calculated as growth in share price plus accumulated dividends. No shares will vest or be delivered to holders of performance shares, including with respect to relative revenue, if we do not achieve at least the threshold level of performance for TSR.

Compensation expense for performance shares is based on the fair value of the shares at the grant date. Fair value is determined on a binomial valuation technique (the Monte Carlo valuation model) and recognized on a straight-line basis over the requisite service period for both the relative revenue metric and the relative TSR metric. Compensation expense related to the relative revenue metric is adjusted each reporting period based on management’s estimate of probability of achievement.

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested balance at December 31, 2012	—	$—
Granted	305	28.24
Forfeited	(30)	28.24
Vested	—	—

Nonvested balance at December 31, 2013	275	$28.24

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands except per share data or where specified)

Employee Stock Purchase Plan

Effective July 17, 2012, we adopted the 2012 Employee Stock Purchase Plan (2012 ESPP). Under the 2012 ESPP, eligible employees are offered options to purchase shares of our common stock at the end of each six-month offering period at 95% of fair market value based on the average of the highest and lowest sales prices for our stock on the purchase date. Eligible employees generally include all employees of Engility. Offering periods begin on the first trading day in January and July of each calendar year and end on the last trading day in June and December of each calendar year. Share purchases are funded through payroll deductions of up to 10% of an employee’s eligible compensation for each payroll period, or $25,000 each calendar year. There were purchases of stock under the 2012 ESPP for 2013 in the amount of $1 million.

Share-based compensation expense is summarized in the table below.

	2013	2012	2011
Share-based compensation	$7,726	$3,547	$6,563
Income taxes	(2,963)	(3,684)	(2,566)

Total after income taxes	$4,763	$(137)	$3,997

As of December 31, 2013, there was $12.2 million of total unrecognized compensation cost of unvested stock compensation arrangements. This cost is expected to be fully amortized over the next three years, with $6.7 million, $4.3 million, and $1.2 million, amortized during 2014, 2015, and 2016, respectively. These future costs include an estimated forfeiture rate. Our stock compensation costs may differ based on actual experience. The cost of stock compensation is included in the Consolidated Statements of Income before, or in conjunction with, the vesting of options.

8. Commitments and Contingencies

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

The following table presents future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2013.

	Real Estate	Equipment	Total
2014	$21,050	$628	$21,678
2015	18,718	305	19,023
2016	17,183	152	17,335
2017	12,678	51	12,729
2018	7,076	25	7,101
Thereafter	9,282	—	9,282

Total minimum payments required	85,987	1,161	87,148
Less: Sublease rentals under non-cancellable leases	(2,874)	—	(2,874)

Net minimum payments required	$83,113	$1,161	$84,274

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands except per share data or where specified)

	Year Ended December 31,
	2013	2012	2011
Rent expense	$22,074	$23,005	$29,411

Letters of Credit

We enter into standby letters of credit with financial institutions covering performance and financial guarantees pursuant to contractual arrangements with certain customers. We had total outstanding letters of credit aggregating $2 million at December 31, 2013. These letters of credit may be drawn upon in the event of our nonperformance. The letters of credit reduce the borrowing capacity of our revolving line of credit dollar-for-dollar.

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

In accordance with the accounting standard for contingencies, we record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount we expect to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are recorded in other current liabilities in the Consolidated Balance Sheets. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At December 31, 2013, we did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands except per share data or where specified)

threatened litigation. Legal defense costs are expensed as incurred. We believe that we have recorded adequate provisions for our litigation matters. We review these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, we believe that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although we believe that we have valid defenses with respect to legal matters and investigations pending against us, the results of litigation can be difficult to predict, particularly those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may turn out to be wrong. Therefore, it is possible that our financial position, results of operations or cash flows could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.

Afghanistan Civil Investigation. On August 30, 2010, the Defense Criminal Investigative Service executed a warrant for documents related to the billing of travel time by certain of our employees working in Afghanistan. The supporting affidavit indicated that this was related to a civil qui tam action filed in the U.S. District Court for the Southern District of Ohio, which alleged that these employees improperly charged their travel time in connection with paid time off and weekend leave. On June 26, 2013, we reached an agreement in principle with the DOJ and the Relator to settle the matter for approximately $3 million plus the Relator’s reasonable attorney’s fees, with no admission of liability by the Company, which was accrued as of December 31, 2013. On January 23, 2014, we entered into a settlement agreement, which included a release of claims and no admission of liability, and on February 11, 2014, the case was unsealed and dismissed with prejudice as to the alleged conduct.

9. Employee Benefits

L-3 Employee Savings Plan. Prior to the Spin-Off, under the L-3 Communications Master Savings Plan (the L-3 Savings Plan), the Company’s participating employees were eligible to receive Company matching or other contributions, in the form of L-3 common stock or cash, up to designated levels. The extent and form of the Company contributions and the applicable vesting terms varied among the businesses that comprise Engility. Company contributions were paid to the plan in cash, and for those employees who receive contributions in the form of L-3 common stock, the plan purchased shares from L-3 at fair market value. The Company’s contributions under the L-3 Savings Plan were $8 million and $24 million for the years ended December 31, 2012 and 2011, respectively.

Engility Employee Savings Plan. In connection with the Spin-Off, we adopted the Engility Master Savings Plan (the Engility Savings Plan), which replaced and is substantially similar to the L-3 Savings Plan. As a result, following the Spin-Off, our employees were no longer eligible to participate in the L-3 Savings Plan. The Company contributions under the Engility Savings Plan were $1 million and $5 million for the years ended December 31, 2013 and 2012, respectively.

10. Debt

2012 Credit Facility

In connection with our Spin-Off from L-3, on July 17, 2012, we entered into the 2012 Credit Facility, which provides for total aggregate borrowings of $400 million under a $335 million senior secured term loan facility

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands except per share data or where specified)

and a $65 million senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto. On July 17, 2012, we borrowed $335 million under the 2012 Credit Facility term loan and paid $335 million as a cash dividend to L-3. We incurred $11 million fees in establishing this credit facility which has been capitalized and is being amortized over the life of the loan.

Maturity, Interest Rate and Fees. The loans under the 2012 Credit Facility are due and payable on July 17, 2017 and bear interest at a rate per annum equal to an applicable margin, plus, at our option (other than with respect to swingline loans, which must be base rate loans), either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.5%, (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs which shall not be less than 1.25%, plus 1.00% and (4) 2.25% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs which shall be no less than 1.25%.

Amortization and Final Maturity. Beginning April 1, 2013, we were required to make scheduled quarterly payments equal to 3.75% of the original principal amount of the term loan, or approximately $12.6 million per quarter, with the balance to be due and payable on the fifth anniversary of the closing date, July 17, 2017. The 2012 Credit Facility was terminated and repaid in full upon entering the 2013 Credit Facility (as described below).

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

Amortization and Final Maturity. As of December 31, 2013, we were required to make scheduled quarterly payments equal to 1.25% of the original principal amount of the term loan facility, or $2.5 million per quarter, with the balance to be due and payable on the fifth anniversary of the closing date, August 9, 2018. Beginning March 31, 2014, we are required to make scheduled quarterly payments of $3.4 million.

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands except per share data or where specified)

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

Covenants and Events of Default. The 2013 Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or other indebtedness; make investments, loans and acquisitions; create restrictions on the payment of dividends or other amounts by Engility Corporation’s subsidiaries to Engility Corporation or to any guarantor; engage in transactions with Engility Corporation’s affiliates; sell assets; materially alter the business Engility Corporation conducts; consolidate, merge, dissolve or wind up our business; incur liens; and prepay or amend subordinated or unsecured debt. Engility Holdings, Inc. is also subject to a passive holding company covenant that limits our ability to engage in certain activities. In addition, the 2013 Credit Facility requires that Engility Corporation maintain a minimum consolidated debt service coverage ratio of no less than 1.25:1.00 as of the end of any fiscal quarter of Engility Corporation, and a maximum consolidated leverage ratio of no greater than 3.50:1.00 as of the end of any fiscal quarter of Engility Corporation, with step-downs to 3.25:1.00 beginning with the fiscal quarter ending December 31, 2014 and 3.00:1.00 beginning with the fiscal quarter ending December 31, 2015. We believe our most restrictive covenant under the 2013 Credit Facility is the maximum consolidated leverage ratio, which as of December 31, 2013 was 1.42:1.00. The 2013 Credit Facility also contains customary provisions relating to the events of default. As of December 31, 2013, we were in compliance with the covenants under the 2013 Credit Facility.

The carrying value of the principal amount outstanding under term loan, which approximates fair value, is $198 million. The fair value of the term loan is based on interest rates prevailing on debt with substantially similar risks, terms and maturities and is considered to be a Level 3 input, measured under U.S. GAAP hierarchy. Our availability under the revolving portion of the 2013 Credit Facility was $248 million as of December 31, 2013, with $2 million outstanding under letters of credit.

The following table presents our minimum debt payments on our term loan portion of our 2013 Credit Facility.

2014	$10,000
2015	10,000
2016	10,000
2017	10,000
2018	157,500

Total minimum payments required	$197,500

11. Discontinued Operations

The Global Security Solutions (GSS) business unit, which had been historically managed by us, was retained by L-3 as part of its National Security Solutions business in connection with the Spin-Off. The GSS results of operations are presented as discontinued operations in the Consolidated and Combined Financial Statements.

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands except per share data or where specified)

12. Realignment and Restructuring Costs

2013 Restructuring Costs

During the fourth quarter of 2013, we classified several leased facilities as abandoned and recorded a charge of $8 million. This expense will be amortized as we make scheduled lease payments or settle the leases with the landlord.

2012 Realignment Costs

On September 12, 2012, we announced a strategic realignment of our organizational structure and a streamlining of our operations, which we completed in the first quarter of 2013. This strategic realignment included a reduction of our total workforce by 4% through a voluntary separation of employment program and additional reductions in force.

The activity and balance of the liability accounts for the years ended December 31, 2013 and 2012 are as follows:

	Severance and Related Costs	Professional and Other Fees	Total
Balance as of January 1, 2012	$—	$—	$—
Additions	6,708	852	7,560
Adjustments	(297)	960	663
Cash payments	(2,177)	(776)	(2,953)

Balance as of December 31, 2012	$4,234	$1,036	$5,270
Additions	406	7,533	7,939
Adjustments	(544)	—	(544)
Cash payments	(3,759)	(1,036)	(4,795)

Balance as of December 31, 2013	$337	$7,533	$7,870

Amounts contained in the current liabilities section of our balance sheet as of December 31, 2013	$337	$2,177	$2,514

Amounts contained in the other liabilities section of our balance sheet as of December 31, 2013	$—	$5,356	$5,356

These expenses are contained within the selling, general and administrative expense line in the accompanying Consolidated and Combined Statement of Operations for the years ended December 31, 2013 and 2012.

13. Subsequent Event – DRC Acquisition and Amendment to 2013 Credit Facility

On January 31, 2014, we completed the acquisition of Dynamics Research Corporation (“DRC”) pursuant to a definitive agreement dated December 20, 2013. We paid $11.50 per share for DRC, for an aggregate purchase price of approximately $121 million in cash, and paid off approximately $87 million in indebtedness of DRC. DRC is a leading provider of innovative management consulting, engineering, technical, information technology services and solutions to federal and state governments. Founded in 1955 and headquartered in Andover, Massachusetts, the Company had approximately 1,100 employees located throughout the United States as of December 31, 2013.

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(amounts in thousands except per share data or where specified)

We financed this transaction in part by drawing down on the $150 million accordion feature (the Accordion) under the 2013 Credit Facility, utilizing an incremental term loan of $75 million (the Incremental Term Loan) and an incremental revolving facility of $75 million (the Incremental Revolving Credit Facility). We amended the 2013 Credit Facility on this same date (the Amendment) to (i) provide for the Incremental Term Loan and Incremental Revolving Credit Facility and (ii) replenish the $150 million availability under the Accordion. Pursuant to the Amendment, the Incremental Term Loan Facility matures on August 9, 2018 and the Incremental Revolving Credit Facility terminates on August 9, 2018. The Amendment did not change the interest rate under the 2013 Credit Facility, which is a variable rate per annum equal to an applicable margin, plus, at Engility Corporation’s option, either (1) a base rate determined by reference to the highest of (a) the prime rate of Bank of America, N.A., (b) the federal funds effective rate plus 0.50% and (c) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period of one month plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing. The applicable margin depends on the consolidated leverage ratio of Engility Holdings, Engility Corporation and its subsidiaries. The applicable LIBOR margin varies between 2.25% and 3.25%, and the applicable base rate margin varies between 1.25% and 2.25%.

We have identified certain intangible assets including customer relationship and contract backlog. We expect a majority of the purchase price to be attributable to goodwill based on the specialized nature of the workforce.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control — Integrated Framework (1992) issued by COSO, management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of the company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2014 Annual Meeting of Stockholders to be held on May 22, 2014, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in our Proxy Statement for our 2014 Annual Meeting of Stockholders to be held on May 22, 2014, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our 2014 Annual Meeting of Stockholders to be held on May 22, 2014, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

The following table provides certain information as of December 31, 2013 with respect to our equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION (1)

	(a)(2)	(b)(3)	(c)(4)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,159,818	$17.63	3,105,612
Equity compensation plans not approved by security holders	—	—	—

Total	1,159,818		3,105,612

(1)	Includes the Amended 2012 LTPP and the 2012 ESPP. For additional information concerning our equity compensation plans, see the discussion in Note 7 to the Consolidated and Combined Financial Statements in this Annual Report on Form 10-K.
(2)	Represents awards, including RSUs and performance share awards, granted under our Amended 2012 LTPP (which includes awards originally granted under our 2012 LTPP and DSIP, which were merged into our Amended 2012 LTPP) as well as awards, including stock options and RSUs, granted by L-3 under the L-3 Plans prior to the Spin-Off, which we assumed under each outstanding option to purchase L-3 common stock and each L-3 RSU held by our employees. The number of shares of our common stock to be issued in respect of performance share awards has been calculated based on the assumption that the maximum levels of performance applicable to the performance share awards will be achieved.

(3)	The calculation of the weighted average exercise price excludes the effect of RSU awards and performance share awards, which were granted to our employees at no cost.
(4)	Includes 2,701,157 and 404,455 shares of our common stock available for future issuance under the Amended 2012 LTPP and the 2012 ESPP, respectively. Each share of our common stock issued under a “full value” award (i.e., all awards other than stock options or stock appreciation rights) after March 26, 2013 under the Amended 2012 LTPP is counted as 1.68 shares for purposes of calculating the number of shares available for future issuance under the Amended 2012 LTPP.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Corporate Governance – Director Independence” and “Certain Relationships and Related Party Transactions” in our Proxy Statement for our 2014 Annual Meeting of Stockholders to be held on May 22, 2014, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under our proposal “Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2014 Annual Meeting of Stockholders to be held on May 22, 2014, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements—See Index to Consolidated and Combined Financial Statements at Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules—Supplemental schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	Exhibits—The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

INDEX OF EXHIBITS

Exhibit No.	Description

2.1	Distribution Agreement, dated as of July 16, 2012, between L-3 Communications Holdings, Inc. and Engility Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

2.2	Agreement and Plan of Merger, dated as of December 20, 2013, by and among Dynamics Research Corporation, Engility Corporation and Engility Solutions, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, as filed with the Commission on December 23, 2013 (File No. 001-35487)).++

2.3	Form of Tender and Voting Agreement, dated as of December 20, 2013, by and among Engility Corporation, Engility Solutions, Inc. and each of the directors and officers of Dynamics Research Corporation set forth therein (incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, as filed with the Commission on December 23, 2013 (File No. 001-35487)).

3.1	Restated Certificate of Incorporation of Engility Holdings, Inc. dated July 6, 2012 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed with the Commission on July 9, 2012 (File No. 001-35487)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Engility Holdings, Inc., dated July 16, 2012, as corrected by Certificate of Correction of the Certificate of Amendment of the Restated Certificate of Incorporation of Engility Holdings, Inc., dated July 19, 2012 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on July 20, 2012 (File No. 001-35487)).

3.3	Amended and Restated By-laws of Engility Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on July 9, 2012 (File No. 001-35487)).

+10.1	Master Supply Agreement, dated as of July 16, 2012, between L-3 Communication Corporation (as Seller) and Engility Corporation (as Buyer) (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on November 13, 2012 (File No. 001-35487)).

Exhibit No.	Description

+10.2	Master Supply Agreement, dated as of July 16, 2012, between L-3 Communication Corporation (as Buyer) and Engility Corporation (as Seller) (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on November 13, 2012 (File No. 001-35487)).

10.3	Employee Matters Agreement, dated as of July 16, 2012, between Engility Corporation and L-3 Communications Corporation (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K, as filed with the Commission on March 21, 2013 (File No. 001-35487)).

10.4	Tax Matters Agreement, dated as of July 16, 2012, between Engility Holdings, Inc. and L-3 Communications Holdings, Inc. (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K, as filed with the Commission on March 21, 2013 (File No. 001-35487)).

10.5	Transition Services Agreement, dated as of July 16, 2012, between Engility Corporation and L-3 Communications Corporation (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K, as filed with the Commission on March 21, 2013 (File No. 001-35487)).

10.6	Commitment Letter, dated as of December 22, 2013, by and among Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Engility Holdings, Inc. and Engility Corporation (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2013 (File No. 001-35487)).

10.7	Credit Agreement, dated as of August 9, 2013 among Engility Holdings, Inc., Engility Corporation, each of the several lenders from time to time party thereto and Bank of America, N.A. (as administrative agent, swing line lender and a letter of credit issuer) (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 12, 2013 (File No. 001-35487)).

†10.8	Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed with the Commission on May 28, 2013 (File No. 001-35487)).

†10.9	Engility Holdings, Inc. 2012 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.6 of the Registrant’s registration statement on Form S-8, as filed with the Commission on July 17, 2012 (File No. 333-182720)).

†10.10	Engility Holdings, Inc. Amended and Restated 2012 Cash Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Commission on May 28, 2013 (File No. 001-35487)).

†10.11	Engility Master Savings Plan (incorporated herein by reference to Exhibit 4.7 of the Registrant’s registration statement on Form S-8, as filed with the Commission on July 17, 2012 (File No. 333-182720)).

†10.12	Engility Holdings, Inc. 2012 Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K, as filed with the Commission on March 21, 2013 (File No. 001-35487)).

†10.13	Engility Corporation Deferred Compensation Plan I (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

†10.14	Engility Corporation Deferred Compensation Plan II (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

Exhibit No.	Description

†10.15	Form of Engility Holdings, Inc. 2012 Directors Stock Incentive Plan Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

†10.16	Form of Engility Holdings, Inc. 2012 Long Term Performance Plan Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

†10.17	Form of Engility Holdings, Inc. 2012 Long Term Performance Plan Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

†10.18	Offer Letter in respect of the employment of Anthony Smeraglinolo (incorporated herein by reference to Exhibit 10.13 of the Registrant’s Amendment No. 3 to Form 10, as filed with the Commission on June 19, 2012 (File No. 001-35487)).

†10.19	Offer Letter in respect of the employment of Michael Alber (incorporated herein by reference to Exhibit 10.15 of the Registrant’s Amendment No. 3 to Form 10, as filed with the Commission on June 19, 2012 (File No. 001-35487)).

†10.20	Change of Employment Status and Release Agreement, effective as of August 16, 2013, by and among Bantz J. Craddock, Engility Corporation and Engility Holdings, Inc. (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 12, 2013 (File No. 001-35487)).

†10.21	Engility Holdings, Inc. Severance Plan (incorporated herein by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K, as filed with the Commission on March 21, 2013 (File No. 001-35487)).

†10.22	Engility Corporation 2013 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K, as filed with the Commission on March 21, 2013 (File No. 001-35487)).

†10.23	Form of Engility Holdings, Inc. 2012 Long Term Performance Plan Performance Share Award Agreement (incorporated herein by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K, as filed with the Commission on March 21, 2013 (File No. 001-35487)).

*21.1	Subsidiaries of Engility Holdings, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished electronically with this report.
†	Compensatory plan or arrangement.
+	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
++	Certain schedules referenced in the Agreement and Plan of Merger have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGILITY HOLDINGS, INC.

March 13, 2014	/s/ Anthony Smeraglinolo
Anthony Smeraglinolo President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Anthony Smeraglinolo Anthony Smeraglinolo	Director, President and Chief Executive Officer (Principal Executive Officer)	March 13, 2014

/s/ Michael J. Alber Michael J. Alber	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2014

/s/ Richard B. Harkey Richard B. Harkey	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 13, 2014

/s/ Edward P. Boykin Edward P. Boykin	Chairman	March 13, 2014

/s/ Darryll J. Pines Darryll J. Pines	Director	March 13, 2014

/s/ Anthony Principi Anthony Principi	Director	March 13, 2014

/s/ Charles S. Ream Charles S. Ream	Director	March 13, 2014

/s/ David A. Savner David A. Savner	Director	March 13, 2014

/s/ William G. Tobin William G. Tobin	Director	March 13, 2014

INDEX OF EXHIBITS

Exhibit No.	Description

2.1	Distribution Agreement, dated as of July 16, 2012, between L-3 Communications Holdings, Inc. and Engility Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

2.2	Agreement and Plan of Merger, dated as of December 20, 2013, by and among Dynamics Research Corporation, Engility Corporation and Engility Solutions, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, as filed with the Commission on December 23, 2013 (File No. 001-35487)).++

2.3	Form of Tender and Voting Agreement, dated as of December 20, 2013, by and among Engility Corporation, Engility Solutions, Inc. and each of the directors and officers of Dynamics Research Corporation set forth therein (incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, as filed with the Commission on December 23, 2013 (File No. 001-35487)).

3.1	Restated Certificate of Incorporation of Engility Holdings, Inc. dated July 6, 2012 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed with the Commission on July 9, 2012 (File No. 001-35487)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Engility Holdings, Inc., dated July 16, 2012, as corrected by Certificate of Correction of the Certificate of Amendment of the Restated Certificate of Incorporation of Engility Holdings, Inc., dated July 19, 2012 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on July 20, 2012 (File No. 001-35487)).

3.3	Amended and Restated By-laws of Engility Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on July 9, 2012 (File No. 001-35487)).

+10.1	Master Supply Agreement, dated as of July 16, 2012, between L-3 Communication Corporation (as Seller) and Engility Corporation (as Buyer) (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on November 13, 2012 (File No. 001-35487)).

+10.2	Master Supply Agreement, dated as of July 16, 2012, between L-3 Communication Corporation (as Buyer) and Engility Corporation (as Seller) (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on November 13, 2012 (File No. 001-35487)).

10.3	Employee Matters Agreement, dated as of July 16, 2012, between Engility Corporation and L-3 Communications Corporation (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K, as filed with the Commission on March 21, 2013 (File No. 001-35487)).

10.4	Tax Matters Agreement, dated as of July 16, 2012, between Engility Holdings, Inc. and L-3 Communications Holdings, Inc. (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K, as filed with the Commission on March 21, 2013 (File No. 001-35487)).

10.5	Transition Services Agreement, dated as of July 16, 2012, between Engility Corporation and L-3 Communications Corporation (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K, as filed with the Commission on March 21, 2013 (File No. 001-35487)).

Exhibit No.	Description

10.6	Commitment Letter, dated as of December 22, 2013, by and among Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Engility Holdings, Inc. and Engility Corporation (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 23, 2013 (File No. 001-35487)).

10.7	Credit Agreement, dated as of August 9, 2013 among Engility Holdings, Inc., Engility Corporation, each of the several lenders from time to time party thereto and Bank of America, N.A. (as administrative agent, swing line lender and a letter of credit issuer) (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 12, 2013 (File No. 001-35487)).

†10.8	Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed with the Commission on May 28, 2013 (File No. 001-35487)).

†10.9	Engility Holdings, Inc. 2012 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.6 of the Registrant’s registration statement on Form S-8, as filed with the Commission on July 17, 2012 (File No. 333-182720)).

†10.10	Engility Holdings, Inc. Amended and Restated 2012 Cash Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Commission on May 28, 2013 (File No. 001-35487)).

†10.11	Engility Master Savings Plan (incorporated herein by reference to Exhibit 4.7 of the Registrant’s registration statement on Form S-8, as filed with the Commission on July 17, 2012 (File No. 333-182720)).

†10.12	Engility Holdings, Inc. 2012 Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K, as filed with the Commission on March 21, 2013 (File No. 001-35487)).

†10.13	Engility Corporation Deferred Compensation Plan I (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

†10.14	Engility Corporation Deferred Compensation Plan II (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

†10.15	Form of Engility Holdings, Inc. 2012 Directors Stock Incentive Plan Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

†10.16	Form of Engility Holdings, Inc. 2012 Long Term Performance Plan Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

†10.17	Form of Engility Holdings, Inc. 2012 Long Term Performance Plan Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

†10.18	Offer Letter in respect of the employment of Anthony Smeraglinolo (incorporated herein by reference to Exhibit 10.13 of the Registrant’s Amendment No. 3 to Form 10, as filed with the Commission on June 19, 2012 (File No. 001-35487)).

†10.19	Offer Letter in respect of the employment of Michael Alber (incorporated herein by reference to Exhibit 10.15 of the Registrant’s Amendment No. 3 to Form 10, as filed with the Commission on June 19, 2012 (File No. 001-35487)).

Exhibit No.	Description

†10.20	Change of Employment Status and Release Agreement, effective as of August 16, 2013, by and among Bantz J. Craddock, Engility Corporation and Engility Holdings, Inc. (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 12, 2013 (File No. 001-35487)).

†10.21	Engility Holdings, Inc. Severance Plan (incorporated herein by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K, as filed with the Commission on March 21, 2013 (File No. 001-35487)).

†10.22	Engility Corporation 2013 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K, as filed with the Commission on March 21, 2013 (File No. 001-35487)).

†10.23	Form of Engility Holdings, Inc. 2012 Long Term Performance Plan Performance Share Award Agreement (incorporated herein by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K, as filed with the Commission on March 21, 2013 (File No. 001-35487)).

*21.1	Subsidiaries of Engility Holdings, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished electronically with this report.
†	Compensatory plan or arrangement.
+	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
++	Certain schedules referenced in the Agreement and Plan of Merger have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.