Form 10-Q
period 2014-03-31
Engility Holdings, Inc.
filed 2014-05-12
CIK 1544229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-35487
____________________________________
ENGILITY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
____________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 17,555,841 shares of Engility Holdings, Inc. common stock with a par value of $0.01 per share outstanding as of the close of business on May 1, 2014.

ENGILITY HOLDINGS, INC.

i

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of March 31, 2014	As of December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$11,218	$29,003
Receivables, net	328,520	286,272
Other current assets	30,335	25,892
Total current assets	370,073	341,167
Property, plant and equipment, net	20,421	11,895
Goodwill	642,683	477,604
Identifiable intangible assets, net	135,102	92,205
Other assets	10,852	7,183
Total assets	$1,179,131	$930,054
Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$13,750	$10,000
Accounts payable, trade	45,873	28,286
Accrued employment costs	64,430	49,582
Accrued expenses	66,429	63,843
Advance payments and billings in excess of costs incurred	21,500	19,087
Deferred income taxes, current and income taxes payable	9,226	10,693
Other current liabilities	17,380	17,928
Total current liabilities	238,588	199,419
Long-term debt	366,313	187,500
Income tax payable	78,527	77,494
Other liabilities	43,388	22,487
Total liabilities	726,816	486,900
Commitments and contingencies (see Note 10)
Equity:
Preferred stock, par value $0.01 per share, 25,000 shares authorized, none issued or outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock, par value $0.01 per share, 175,000 shares authorized, 17,531 shares issued and outstanding as of March 31, 2014 and 17,238 shares issued and outstanding as of December 31, 2013	175	172
Additional paid-in capital	762,945	761,119
Accumulated deficit	(322,040)	(330,911)
Non-controlling interest	11,235	12,774
Total equity	452,315	443,154
Total liabilities and equity	$1,179,131	$930,054
See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31, 2014	March 29, 2013
Revenue	$338,824	$361,675
Costs and expenses
Cost of revenue	292,389	315,491
Selling, general and administrative expenses	26,750	16,297
Total costs and expenses	319,139	331,788
Operating income	19,685	29,887
Interest expense, net	3,057	5,784
Other income, net	—	29
Income before income taxes	16,628	24,132
Provision for income taxes	6,811	9,353
Net income	$9,817	$14,779
Less: Net income attributable to non-controlling interest	946	1,001
Net income attributable to Engility	$8,871	$13,778

Earnings per share attributable to Engility
Basic	$0.52	$0.82
Diluted	$0.50	$0.79

Weighted average number of shares outstanding
Basic	16,993	16,781
Diluted	17,894	17,382
See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31, 2014	March 29, 2013
Operating activities:
Net income	$9,817	$14,779
Share-based compensation	2,727	2,622
Depreciation and amortization	4,643	3,393
Amortization of bank debt fees	405	891
Deferred income taxes	2,195	3,783
Changes in operating assets and liabilities:
Receivables	1,224	(12,811)
Other assets	(2,416)	358
Accounts payable, trade	1,928	6,760
Accrued employment costs	(2,048)	1,268
Accrued expenses	(4,656)	(2,966)
Advance payments and billings in excess of costs incurred	2,104	(3,563)
Other liabilities	(4,241)	(1,753)
Net cash provided by operating activities	11,682	12,761
Investing activities:
Acquisitions, net of cash acquired	(207,250)	—
Capital expenditures	(286)	(190)
Net cash used in investing activities	(207,536)	(190)
Financing activities:
Borrowings from term loan	75,000	—
Repayments of term loan	(3,438)	—
Borrowings from revolving credit facility	190,500	—
Repayments of revolving credit facility	(79,500)	—
Debt issuance costs	(1,106)	—
Proceeds from share-based payment arrangements	93	164
Payment of employee withholding taxes on restricted stock units	(2,353)	(1,028)
Excess tax deduction on share-based compensation	1,368	—
Distributions to non-controlling interest member	(2,495)	—
Net cash provided by (used in) financing activities	178,069	(864)
Net change in cash and cash equivalents	(17,785)	11,707
Cash and cash equivalents, beginning of period	29,003	27,021
Cash and cash equivalents, end of period	$11,218	$38,728
See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

1.	Basis of Presentation
Description of Business: Engility Holdings, Inc. (Engility), through its predecessors, has provided mission-critical services to the U.S. government for over four decades. Our primary customers include the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Agency for International Development (USAID), U.S. Department of State (DoS), Federal Aviation Administration (FAA), U.S. Department of Homeland Security (DHS), U.S. Department of Veterans Affairs, and allied foreign governments. We attribute the strength of our customer relationships to our singular focus on services, our strengths in program planning and management, superior past performance, and the experience of our people and their commitment to our customers’ missions. As of March 31, 2014, we employed approximately 7,500 individuals globally and operated in over 50 countries. We are led by a seasoned executive team, which is composed of industry and government veterans. Unless the context indicates otherwise, references to Engility, the Company, we, us, or our refer to Engility Holdings, Inc. and its subsidiaries.
We provide our service offerings in six key areas: (i) specialized technical consulting; (ii) program and business support services; (iii) engineering and technology lifecycle support; (iv) information technology modernization and sustainment; (v) supply chain services and logistics management; and (vi) training and education.
Principles of Consolidation and Basis of Presentation: The Unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC), and reflect the financial position, results of operations and cash flows of our businesses. Accordingly, they do not include all of the disclosures required by U.S. GAAP for a complete set of annual audited financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.
The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. On January 31, 2014, we completed the acquisition of Dynamics Research Corporation (DRC) which is more fully described in Note 2. The transaction was recorded using the purchase method of accounting; accordingly, the results of DRC are included in the Unaudited Consolidated Financial Statements for the period subsequent to the acquisition.
The accompanying financial information should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013 (2013 Form 10-K). In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Unaudited Consolidated Balance Sheet as of December 31, 2013 was derived from the Company's audited financial statements for the year ended December 31, 2013, but does not include all disclosures required by U.S. GAAP. The results of operations for the interim periods are not necessarily indicative of results for the full year.
Non-controlling Interest: Engility holds a 50.1% majority interest in Forfeiture Support Associates J.V. (FSA). The results of operations of FSA are included in Engility’s Consolidated Financial Statements from the date control was obtained. The non-controlling interest reported on the Consolidated Balance Sheets represents the portion of FSA’s equity that is attributable to the non-controlling interest.
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
Reporting Periods: Effective January 1, 2014, our reporting periods were changed to reflect a calendar quarter reporting period. Our fiscal year remains unchanged, beginning on January 1 and ending on December 31. Our fiscal quarters will now end on March 31, June 30, September 30, and December 31. For 2013, our first three fiscal quarters ended on March 29, June 28, and September 27, representing the last Friday of the quarter. This change is immaterial to our financial statements.

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

Earnings per Share: Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects potential dilution that could occur if securities to issue common stock were exercised or converted into common stock. Diluted EPS includes the effect of the employee stock purchase plan, restricted stock units (RSU), and stock options calculated using the treasury stock method. For the three months ended March 31, 2014 and March 29, 2013, 0 shares and 37,065 shares, respectively, were not included in diluted EPS due to their anti-dilutive effects.

	Three Months Ended
	March 31, 2014	March 29, 2013
Net income attributable to Engility	$8,871	$13,778

Weighted average number of shares outstanding – Basic	16,993	16,781
Dilutive effect of share-based compensation outstanding after application of the treasury stock method	901	601
Weighted average number of shares – Diluted	17,894	17,382

Earnings per share attributable to Engility
Basic	$0.52	$0.82
Diluted	$0.50	$0.79

2.	Business Acquisition
On January 31, 2014, we completed the acquisition of DRC pursuant to a definitive agreement dated December 20, 2013. We paid $11.50 per share for DRC, for an aggregate purchase price of approximately $207 million in cash (including the retirement of approximately $86 million of indebtedness of DRC). As a result of the acquisition, DRC is now a wholly-owned subsidiary of Engility.
DRC is a leading provider of innovative management consulting, engineering, technical, information technology services and solutions to federal and state governments. Founded in 1955 and headquartered in Andover, Massachusetts, the Company had approximately 1,100 employees located throughout the United States as of December 31, 2013.
We acquired DRC to create a stronger, more efficient organization to support our customers with a wider range of specialized technology and mission expertise. This acquisition is consistent with our strategy to expand our addressable market, customer base and capabilities. In addition, it increases our access to additional key contract vehicles, adds scale to our business and diversifies our revenue base.
We are in the process of finalizing its valuation of the assets acquired and liabilities assumed. The preliminary allocation of purchase price is as follows:

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

Cash consideration	$207,250

Receivables	$43,472
Other current assets	1,959
Property, plant and equipment	9,577
Other assets	4,992
Accounts payable, trade	(15,659)
Accrued employment costs	(16,896)
Accrued expenses	(7,242)
Advance payments and billings in excess of costs incurred	(309)
Deferred income taxes, current and income taxes payable	1,139
Other long-term liabilities	(25,062)
Intangible assets	46,200
Goodwill	165,079
$207,250

Identified intangible assets

	Weighted Average Amortization Life (years)
Customer contractual relationships	16	$42,100
Contractual backlog	1	4,100
Total intangible assets		$46,200
The goodwill arising from the DRC acquisition consists largely of the specialized nature of the workforce and the synergies and economies of scale expected from combining the operations of the companies. The goodwill arising from the DRC acquisition is not tax deductible.
We incurred $0.3 million of acquisition-related expenses during the three months ended March 31, 2014 that are included in selling, general and administrative expenses.
The following pro forma results of operations have been prepared as though the acquisition of DRC had occurred on January 1, 2013. These pro forma results include adjustments for (1) interest expense and amortization of deferred financing costs on the term loan used to finance the transaction, (2) amortization expense for the identifiable intangible asset determined in the preliminary independent appraisal, (3) the removal of historical DRC amortization and interest expense, and (4) the effect of income taxes on these adjustments. This pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisition been made as of January 1, 2013, or of results of operations that may occur in the future.

	Three Months Ended
	March 31, 2014	March 29, 2013
Revenue	$359,699	$435,237
Net income attributable to Engility	$7,906	$10,048

Earnings per share attributable to Engility
Basic	$0.47	$0.60
Diluted	$0.44	$0.58
3.Receivables

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

Our receivables principally relate to contracts with the U.S. government and prime contractors or subcontractors of the U.S. government. The components of contract receivables are presented in the table below.

	As of March 31, 2014	As of December 31, 2013
Billed receivables	$122,553	$126,041
Unbilled receivables	208,949	161,641
Allowance for doubtful accounts	(2,982)	(1,410)
Total receivables, net	$328,520	$286,272
4.Goodwill and Identifiable Intangible Assets
Goodwill: In accordance with the accounting standards for business combinations, we record the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition (commonly referred to as the purchase price allocation). Goodwill was $643 million and $478 million at March 31, 2014 and December 31, 2013, respectively. Goodwill increased by $165 million for the quarter ended March 31, 2014 due to the acquisition of DRC.
Identifiable Intangible Assets: Information on our identifiable intangible assets that are subject to amortization is presented in the table below.

		March 31, 2014			December 31, 2013
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)
Customer contractual relationships	26	$220,730	$89,045	$131,685	$178,630	$86,438	$92,192
Favorable leasehold interests	4	1,827	1,827	—	1,827	1,814	13
Contractual Backlog	1	4,100	683	3,417	—	—	—
Total		$226,657	$91,555	$135,102	$180,457	$88,252	$92,205
Our amortization expense recorded for our identifiable intangible assets is presented in the table below.

	Three Months Ended
	March 31, 2014	March 29, 2013
Amortization expense	$3,303	$2,181

5.Share-Based Compensation
For the three months ended March 31, 2014
Performance Shares: During the three months ended March 31, 2014, we granted 102,961 performance shares at target level of 100% to certain of our employees with a weighted average share price of $56.14. Performance shares generally cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2014. The number of shares of our common stock that are ultimately vested and retained in respect of these performance shares will range from 0% to 200% of the target grant amount depending on the Company’s performance against a peer group, as approved by the Compensation Committee of our Board of Directors, based on the following two metrics, each of which are weighted equally: relative revenue (based on a compounded annual growth rate) and relative total stockholder return (TSR). No shares will vest, including with respect to relative revenue, if we do not achieve at least the threshold level of performance for TSR.
Restricted Stock Units: During the three months ended March 31, 2014, we granted 72,869 RSUs to certain of our employees with a weighted average share price of $44.43. 68,633 of these RSUs vest ratably over a term of three years from the grant date, 25% on the first anniversary of the grant date, 25% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. The remaining 4,236 RSUs, which were only provided to non-executive

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

employees, cliff vest on the first anniversary of the grant date. These RSUs automatically convert into shares of Engility common stock upon vesting, and are subject to forfeiture until certain restrictions have lapsed.
For the three months ended March 29, 2013
Performance Shares: During the three months ended March 29, 2013, we granted 149,371 performance shares at target level of 100% to certain of our employees with a weighted average share price of $28.24. Performance shares generally cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2013. The number of shares of our common stock that are ultimately vested and retained in respect of these performance shares will range from 0% to 200% of the target grant amount depending on the Company’s performance against a peer group, as approved by the Compensation Committee, based on the following two metrics, each of which are weighted equally: relative revenue (based on a compounded annual growth rate) and relative total stockholder return (TSR). No shares will vest, including with respect to relative revenue, if we do not achieve at least the threshold level of performance for TSR.
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
6.Defined Benefit Pension Plan
Upon the acquisition of DRC, we assumed DRC's Defined Benefit Pension Plan (the Pension Plan) which is non-contributory, covering substantially all employees of DRC who had completed a year of service prior to July 1, 2002. The balance of the Pension Plan liability was $17 million on the acquisition. Membership in the Pension Plan was frozen effective July 1, 2002 and participants’ calculated pension benefit was frozen effective December 31, 2006.
Our funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Additional amounts are contributed to assure that plan assets will be adequate to provide retirement benefits. We expect to make contributions of $1.9 million in 2014 to fund the Pension Plan.
The components of net periodic pension income for the Pension Plan for the three months ended March 31, 2014 are as follows:

Interest cost on projected benefit obligation	$652
Expected return on plan assets	(970)
Net periodic pension expense	$(318)
7.Debt
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
Maturity, Interest Rate and Fees. The loans under the 2012 Credit Facility were due and payable on July 17, 2017 and bore interest at a rate per annum equal to an applicable margin, plus, at our option (other than with respect to swingline loans, which must be base rate loans), either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.5%, (3) a London Interbank Offer Rate (LIBOR) determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs which could not be less than 1.25%, plus 1.00% and (4) 2.25% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs which could be no less than 1.25%. During the three months ended March 29, 2013, we had a weighted average outstanding loan balance of $335 million which accrued interest at a weighted average borrowing rate of approximately 5.75%.

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
2013 Credit Facility
On August 9, 2013, we, through our wholly owned subsidiary, Engility Corporation, entered into a credit facility among the Company, Engility Corporation, Bank of America, N.A. (as administrative agent, swing line lender and letter of credit issuer) and each of the several lenders from time to time party thereto (the 2013 Credit Facility). The 2013 Credit Facility, which replaced the 2012 Credit Facility, provides for (1) a $200 million term loan facility maturing on August 9, 2018, and (2) a $250 million revolving credit facility that terminates on August 9, 2018, with a $50 million letter of credit sublimit and a $25 million swing line loan sublimit. The 2013 Credit Facility also contains an accordion feature (Accordion) that permits us to arrange with the lenders for the provision of up to $150 million in additional commitments. In conjunction with replacing our 2012 Credit Facility, we expensed $4 million in previously capitalized bank fees relating to the 2012 Credit Facility.
On January 31, 2014, we acquired DRC for total consideration of approximately $207 million (including the retirement of approximately $86 million of indebtedness of DRC) as described in Note 2 to these Unaudited Consolidated Financial Statements. We financed the DRC acquisition in part by drawing down on the $150 million accordion under the 2013 Credit Facility, utilizing an incremental term loan of $75 million and an incremental revolving facility of $75 million. We amended the 2013 Credit Facility on this same date to (i) provide for the incremental term loan and incremental revolving credit facility and (ii) replenish the $150 million availability under the accordion. Pursuant to the amendment, the incremental term loan facility matures on August 9, 2018 and the incremental revolving credit facility terminates on August 9, 2018. The amendment did not change the interest rate under the 2013 Credit Facility.
Maturity, Interest Rate and Fees. All borrowings under the 2013 Credit Facility bear interest at a variable rate per annum equal to an applicable margin, plus, at our option (other than for swing line loans), either (1) a base rate determined by reference to the highest of (a) the prime rate of Bank of America, N.A., (b) the federal funds effective rate plus 0.50% and (c) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period of one month plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing. All swing line loans bear interest at a variable rate per annum equal to an applicable margin, plus a base rate determined as described in the immediately preceding sentence. The applicable margins for the borrowings under the 2013 Credit Facility depend on the consolidated leverage ratio of Engility Holdings, Inc., Engility Corporation and its subsidiaries. The applicable LIBOR margin varies between 2.25% and 3.25%, and the applicable base rate margin varies between 1.25% and 2.25%. During the three months ended March 31, 2014, we had a weighted average outstanding loan balance of $320 million, which accrued interest at a weighted average borrowing rate of approximately 2.95%.
Amortization and Final Maturity. Beginning March 31, 2014, we are required to make scheduled quarterly payments equal to 1.25% of the original principal amount of the combined term loan facility and incremental term loan facility, or $3.4 million per quarter, with the balance to be due and payable on the fifth anniversary of the closing date, August 9, 2018.
Guarantees and Security. All obligations under the 2013 Credit Facility are unconditionally guaranteed by Engility Holdings, Inc. and certain of our direct or indirect wholly owned domestic subsidiaries. All obligations under the 2013 Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Engility Corporation and the assets of Engility Holdings, Inc. and Engility Corporation’s subsidiary guarantors including DRC.
Covenants and Events of Default. The 2013 Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or other indebtedness; make investments, loans and acquisitions; create restrictions on the payment of dividends or other amounts by Engility Corporation’s subsidiaries to Engility Corporation or to any guarantor; engage in transactions with Engility Corporation’s affiliates; sell assets; materially alter the business Engility Corporation conducts; consolidate, merge, dissolve or wind up our business; incur liens; and prepay or amend subordinated or unsecured debt. Engility Holdings, Inc. is also subject to a passive holding company covenant that limits

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

our ability to engage in certain activities. In addition, the 2013 Credit Facility requires that Engility Corporation maintain a minimum consolidated debt service coverage ratio of no less than 1.25:1.00 as of the end of any fiscal quarter of Engility Corporation, and as a result of the DRC acquisition a maximum consolidated leverage ratio of no greater than 3.75:1.00 as of the end of any fiscal quarter of Engility Corporation, with step-downs to 3.50:1.00 beginning with the fiscal quarter ending December 31, 2014, 3.25:1.00 beginning with the fiscal quarter ending March 31, 2015, and 3.00:1.00 beginning with the fiscal quarter ending December 31, 2015. We believe our most restrictive covenant under the 2013 Credit Facility is the maximum consolidated leverage ratio, which as of March 31, 2014 was 2.45:1.00. The Consolidated Leverage Ratio is the ratio of (a) (i) Consolidated Funded Indebtedness as of such date minus (ii) the Designated Cash Balances as of such date to (b) Consolidated EBITDA for the period of the four fiscal quarters most recently ended. The 2013 Credit Facility also contains customary provisions relating to the events of default. As of March 31, 2014, we were in compliance with the covenants under the 2013 Credit Facility.
The carrying value of the principal amount outstanding under term loan, which approximates fair value, was $269 million. The fair value of the term loan is based on interest rates prevailing on debt with substantially similar risks, terms and maturities and is considered to be a Level 3 input, measured under U.S. GAAP hierarchy. As of March 31, 2014, we had $111 million outstanding on our revolving line of credit and our availability under the revolving portion of the 2013 Credit Facility was $199 million.
8.Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements At March 31,2014 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other non-current assets	$1,843	—	—	$1,843
The valuation methodologies used for investments held in Rabbi Trusts include exchange-traded equity securities and mutual funds.
The company utilizes fair value measurement guidance prescribed by U.S. GAAP to value its financial instruments. The guidance includes a definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. Level 1 inputs are observable inputs that reflect market data obtained from independent sources for identical instruments in active markets.
9.Realignment and Restructuring Costs
2013 Restructuring Costs
During the fourth quarter of 2013, we classified several leased facilities as abandoned and recorded a charge of $8 million which will be amortized over the next six years. The accrued liability is amortized and reduces the current period expense as we make scheduled lease payments.
2012 Realignment Costs
On September 12, 2012, we announced a strategic realignment of our organizational structure and a streamlining of our operations, which we completed in the first quarter of 2013. This strategic realignment included a reduction of our total workforce by 4% through a voluntary separation of employment program and additional reductions in force.
The activity and balance of the strategic realignment liability accounts for the three months ended March 31, 2014 were as follows:

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

	Severance and Related Costs	Accrued lease, Professional and Other Fees	Total
Balance as of January 1, 2013	$4,234	$1,036	$5,270
Additions	406	7,533	7,939
Adjustments	(544)	—	(544)
Cash payments	(3,759)	(1,036)	(4,795)
Balance as of December 31, 2013	$337	$7,533	$7,870
Cash payments	(154)	(417)	(571)
Balance as of March 31, 2014	$183	$7,116	$7,299
These expenses are contained within the selling, general and administrative expense line in the accompanying Unaudited Consolidated Statement of Operations for the three months ended March 31, 2014.
10.Commitments and Contingencies
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
In accordance with the accounting standard for contingencies, we record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. Generally, the loss is recorded for the amount we expect to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are recorded in other current liabilities in the consolidated balance sheets. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At December 31, 2013 and March 31, 2014, we did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. We believe we have recorded adequate provisions for our litigation matters. We review these provisions quarterly and adjust these provisions to reflect the effect of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter.
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

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
11.Income Taxes
The effective tax rate for the three months ended March 31, 2014 was 41.0% as compared to 38.8% for the three months ended March 29, 2013. The increase in the effective tax rate was due to discrete items related to uncertain tax positions.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our results of operations and financial condition together with the Unaudited Consolidated Financial Statements and the notes thereto included in this Form 10-Q, as well as the audited financial statements and the notes thereto included in the 2013 Form 10-K, which provides additional information regarding our products and services, industry outlook and forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” in this Form 10-Q. The financial information discussed below and included in this Form 10-Q may not necessarily reflect what our financial condition, results of operations or cash flows may be in the future.
Overview and Outlook
Engility’s Business
We are a leading provider of systems engineering services, training, program management, and operational support for the U.S. government worldwide. Our business is focused on supporting the mission success of our customers by providing a full range of engineering, technical, analytical, advisory, training, logistics and support services. Our revenue is spread over a diverse mix of activities and services with no single program accounting for more than 10% of our revenue in either of the three months ended March 31, 2014 or March 29, 2013.
Engility Holdings, Inc., through its predecessors, has provided mission-critical services to the U.S. government for over four decades. Our primary customers include the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Agency for International Development (USAID), U.S. Department of State (DoS), Federal Aviation Administration (FAA), U.S. Department of Homeland Security (DHS), U.S. Department of Veterans Affairs, and allied foreign governments. We attribute the strength of our customer relationships to our singular focus on services, our strengths in program planning and management, superior past performance, and the experience of our people and their commitment to our customers’ missions.
We provide business services around six core competencies: (i) specialized technical consulting including international capacity development; (ii) program and business support services; (iii) engineering and technology lifecycle support; (iv) information technology modernization and sustainment; (v) supply chain services and logistics management; and (vi) training and education.
Industry Trends
U.S. government appropriations have and likely will continue to be affected by larger U.S. government budgetary issues and related legislation. The U.S. government services market is presently facing significant uncertainty in terms of budgets, funding, changing mission priorities, and political and legislative challenges. Given the overarching economic and fiscal constraints that may continue to adversely affect the U.S government’s non-discretionary and discretionary budgets, we expect that several federal agencies, including our largest customer, the DoD, may significantly reduce their use of government services. As a result, we expect the U.S. government services market will continue to contract from historic annual levels. While this will create significant challenges for government services providers like Engility, we expect that the following trends will result in enduring demand for our services, though at potentially lower levels than the historic highs of the past decade:
•Global security and threats to U.S. national interests are not abating, and the DoD and those departments and agencies that focus on law enforcement and capacity development likely will maintain high levels of readiness and engagement for the foreseeable future.
•We expect the DoD’s procurement and research budgets to decline. These declines, however, could result in increased opportunities for government service providers, as the DoD seeks to extend, reset and modernize its existing platforms and products.
While we expect enduring demand for our services, the current U.S. political and fiscal environments pose significant risks for our company, including:
•Budget and funding pressures in our market continue to drive competition for fewer contract dollars, resulting in pricing pressure and difficulty in retaining talent and incumbent positions.
•Overseas contingency operations will likely decline over the next year, reducing our revenue from support to the U.S. government in certain international theaters, notably Afghanistan.

•The U.S. government has provided guidance regarding changes to the procurement process that is intended to control cost growth throughout its acquisition cycle for products and services by developing a competitive process for each outsourced program. Thus, many of our DoD customers are focused on awarding contracts on a lowest price/technically acceptable basis, which further increases competitive dynamics and adversely impacts revenue and profit margins for those who win under such circumstances.
•In certain service markets, the U.S. government is promoting the use of government personnel to perform activities traditionally provided by private contractors, known as “in sourcing.” Similarly, the U.S. government has been shifting certain out-sourced projects to federally-funded research and development centers, which could reduce our future revenue related to program office support.
•Acquisitions have played an important role in the U.S. government services industry over the last decade, allowing companies to grow into new markets, provide more integrated offerings to their customers, and leverage fixed costs and economies of scale to enhance competitiveness. Going forward, companies in our industry will likely continue to use acquisitions for similar reasons, but the dynamics associated with the inevitable decline in U.S. government budgets and funding for services could lead to a more dramatic restructuring of the competitive marketplace. Long-term competitiveness will likely require companies to offer highly specialized, enduring capabilities in niche markets and/or have sufficient breadth and size to weather future volatility while continuing to provide cost-effective services.
DRC Acquisition
On January 31, 2014, we completed the acquisition of DRC, a U.S. government services, information technology and management consulting firm with leading capabilities in healthcare, homeland security, research and development, C4ISR and financial regulation and reform. Under the terms of the acquisition, which was structured as a tender offer followed by a back-end merger, we acquired all outstanding shares of DRC’s common stock for cash at a price of $11.50 per share for an aggregate purchase price of approximately $207 million (including the retirement of approximately $86 million of indebtedness of DRC). We financed the transaction through a $75 million term loan, $115 million of borrowings under our revolving credit facility, as amended, and $17 million in cash on hand.
Key Performance Indicators
Funded Backlog

	As of
	March 31, 2014	December 31, 2013
	(in millions)
Funded backlog	$582	$602
We define funded backlog as the value of funded orders received from customers, less the cumulative amount of revenue recognized on such orders.
Funded Orders and Book-to-Bill

	Three Months Ended
	March 31, 2014	March 29, 2013
	(in millions)
Funded orders	$205	$322

Book-to-Bill	0.6x	0.9x
•On a trailing-twelve month basis, our contract funded orders were approximately $1.0 billion, representing a book-to-bill ratio of 0.8x.
We define funded orders as orders received during the current period less orders that have been canceled or reduced. This term could also be defined as “net orders.”
We define orders as the value of contract awards received from the U.S. government, for which the U.S. government has appropriated funds, plus the value of funded contract awards and orders received from customers other than the U.S. government.
Our book-to-bill ratio is calculated as funded orders divided by revenue.
Accounts Receivable Days Sales Outstanding (DSO)

•Days sales outstanding (DSO) as of March 31, 2014, net of advanced payments and pro forma to include three months of revenue from DRC for the three months ended March 31, 2014, was 77 days. Our acquisition of DRC closed on January 31, 2014.
Accounts receivable DSO is calculated as net receivables less advance payments and billings in excess of costs incurred and pro forma to include three months of revenue from DRC, divided by daily revenue. Daily revenue is defined as total revenue for the quarter divided by 90 days.
Revenue by Contract Type

	Three Months Ended
	March 31, 2014	March 29, 2013
Cost-plus	48.0%	51.4%
Time-and-material	24.8%	26.7%
Fixed price	27.2%	21.9%
Total	100.0%	100.0%
Prime Contractor Revenue

	Three Months Ended
	March 31, 2014	March 29, 2013
Prime	72.1%	66.1%
Subcontractor	27.9%	33.9%
Total	100.0%	100.0%
Revenue by Customer

	Three Months Ended
	March 31, 2014	March 29, 2013
Department of Defense	64.7%	73.1%
Federal Civilian	32.5%	24.4%
Commercial and other	2.8%	2.5%
Total	100.0%	100.0%

Results of Operations — Three Months Ended March 31, 2014 Compared to Three Months Ended March 29, 2013
The following information should be read in conjunction with our Unaudited Consolidated Financial Statements included herein.
Reporting Periods: Effective January 1, 2014, our reporting periods were changed to reflect a calendar quarter reporting period. Our fiscal year remains unchanged, beginning on January 1 and ending on December 31. Our fiscal quarters will now end on March 31, June 30, September 30, and December 31. For 2013, our first three fiscal quarters ended on March 29, June 28, and September 27, representing the last Friday of the quarter. This change is immaterial to our financial statements.

The table below provides our selected financial data for the three months ended March 31, 2014 and March 29, 2013.

	Three Months Ended
	March 31, 2014		March 29, 2013		Dollar Change	Percentage Change
	(in thousands except percentages)
Total revenue	$338,824	100.0%	$361,675	100.0%	$(22,851)	(6.3)%
Costs and expenses
Cost of revenue	292,389	86.3	315,491	87.2	(23,102)	(7.3)
Selling, general and administrative expenses	26,750	7.9	16,297	4.5	10,453	64.1
Total costs and expenses	$319,139	94.2%	$331,788	91.7%	$(12,649)	(3.8)%
Operating income	$19,685	5.8%	$29,887	8.3%	$(10,202)	(34.1)%

Interest expense, net	$3,057	0.9%	$5,784	1.6%	$(2,727)	(47.1)%

Income before income taxes	16,628	4.9	24,132	6.7	(7,504)	(31.1)
Provision for income taxes	6,811	2.0	9,353	2.6	(2,542)	(27.2)
Net income	$9,817	2.9%	$14,779	4.1%	$(4,962)	(33.6)%
Effective tax rate after discrete items	41.0%		38.8%

Net income	$9,817	2.9%	$14,779	4.1%	$(4,962)	(33.6)%
Less: Net income attributable to non-controlling interest	946	0.3	1,001	0.3	(55)	(5.5)
Net income attributable to Engility	$8,871	2.6%	$13,778	3.8%	$(4,907)	(35.6)%
Revenue: For the three months ended March 31, 2014, revenue was $339 million, a decrease of $23 million, or 6.3%, compared to the three months ended March 29, 2013. This decrease was primarily the result of $44 million in reduced demand for services on certain major contracts supporting DoD programs, including a reduction of $29 million related to the drawdown in Afghanistan, offset in part by an increase of $19 million in federal civilian-related programs which is primarily driven by DRC. From January 31, 2014 to March 31, 2014, DRC added $39 million in revenue and is reflected in the revenue figures presented above.
Cost of revenue: Total cost of revenue was $292 million for the three months ended March 31, 2014, a decrease of 7.3%, compared to $315 million for the three months ended March 29, 2013. Cost of revenue as a percentage of total revenue decreased to 86.3% for the three months ended March 31, 2014 as compared to 87.2% for the three months ended March 29, 2013. The decrease in cost of revenue as a percentage of total revenue was primarily due to increased efficiencies in our fixed price labor contracts, a higher concentration of fixed price contracts from DRC, and generally reduced indirect costs.
Selling, general and administrative expenses: For the three months ended March 31, 2014, selling, general and administrative expenses were $27 million, compared to $16 million for the three months ended March 29, 2013. Selling, general and administrative expenses as a percentage of revenue increased to 7.9% for the three months ended March 31, 2014, compared to 4.5% for the three months ended March 29, 2013. The increase in selling, general and administrative expenses, including as a percentage of revenue, primarily resulted from $3 million from acquisition and integration costs including amortization, $3 million in additional bid and proposal costs, $1 million from indirect rate reserves, and $3 million of expenses related to DRC.
Operating income and operating margin: Operating income for the three months ended March 31, 2014 was $20 million, a decrease of $10 million compared to the three months ended March 29, 2013. The operating margin decreased to 5.8% for the three months ended March 31, 2014, compared to 8.3% for the three months ended March 29, 2013. The decrease in operating income and operating margin was primarily due to the $11 million of additional selling, general and administrative expenses described above.

Interest expense: During the three months ended March 31, 2014, net interest expense was approximately $3 million. During the three months ended March 29, 2013, net interest expense was approximately $6 million. The reduction in interest expense was primarily due to a reduction in interest rates resulting from our 2013 debt refinancing and lower debt fee amortization.
During the three months ended March 31, 2014, we borrowed $190 million under our 2013 Credit Facility to finance the acquisition of DRC, utilizing an incremental term loan of $75 million, an incremental revolving facility of $75 million, and $40 million on the existing revolver. During the three months ended March 31, 2014, we had a weighted average outstanding loan balance of $320 million, which accrued interest at a weighted average borrowing rate of approximately 2.95%.
During the three months ended March 29, 2013, we had a weighted average outstanding loan balance of $335 million, which accrued interest at a weighted average borrowing rate of approximately 5.75%.
Effective income tax rate: The effective tax rate including discrete items for the three months ended March 31, 2014 was 41.0%, compared to 38.8% for the three months ended March 29, 2013. The increase in rate was driven primarily by discrete items related to uncertain tax positions.
Net income attributable to Engility: Net income attributable to Engility was $9 million and $14 million for the three months ended March 31, 2014 and March 29, 2013, respectively. The decrease of $5 million in net income attributable to Engility during the three months ended March 31, 2014 as compared to the three months ended March 29, 2013 was primarily due to decreased operating income offset by reduced interest expense on our outstanding debt and reduced income tax expense.
Liquidity and Capital Resources
Our primary cash needs are for working capital, capital expenditures, debt service, and strategic investments or acquisitions. Under our 2013 Credit Facility, our required principal payment is $3 million per quarter. We currently believe that our cash from operations, together with our cash on hand and available borrowings under the 2013 Credit Facility are adequate to fund our liquidity and capital resource needs for at least the next twelve months. As of March 31, 2014, our availability under our 2013 Credit Facility was $199 million (net of outstanding letters of credit).
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
The total amount of our accounts receivable can vary significantly over time, but is generally very sensitive to recent revenue levels. Total accounts receivable typically range from 70 to 85 DSO, calculated on trailing three months of revenue. Our accounts receivable DSO was 77 and 73 days as of March 31, 2014 and December 31, 2013, respectively. DSO as of March 31, 2014 was calculated on a pro forma basis to include three months of revenue for the three months ended March 31, 2014 from DRC. Accounts receivable DSO increased primarily due to an increase in unbilled receivables during the quarter ended March 31, 2014.
This table represents cash flows from continuing operations for the periods indicated.

	Three Months Ended
	March 31, 2014	March 29, 2013
	(in thousands)
Net cash provided by operating activities	$11,682	$12,761
Net cash used in investing activities	(207,536)	(190)
Net cash used in financing activities	178,069	(864)
Net change in cash and cash equivalents	$(17,785)	$11,707
Cash from Operating Activities

We generated $12 million from operating activities during the three months ended March 31, 2014 compared with $13 million during the three months ended March 29, 2013. For the three months ended March 31, 2014, net income and non-cash items added $19 million to cash from operations as compared to $25 million for the three months ended March 29, 2013. The reduction was primarily due to a reduction in net income. Net working capital changes for the three months ended March 31, 2014, reduced cash from operations by $8 million as compared to a reduction of $12 million for the three months ended March 29, 2013.
Cash from Investing Activities
During the three months ended March 31, 2014, cash used in investing activities consisted primarily of approximately $207 million for the acquisition of DRC. Cash used for capital expenditures were similar in both periods.
Cash from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2014 was $178 million, primarily due to borrowings of $190 million used to finance the DRC acquisition and offset by $7 million of debt repayments. These amounts were partially offset by a distribution to non-controlling interest member and payments of employee withholding taxes on vested RSUs totaling $5 million. For the three months ended March 29, 2013, net cash used in financing activities was $1 million, primarily for employee tax withholding related to RSUs that vested during the period.
Credit Facility
2013 Credit Facility
For a summary of the terms of our 2013 Credit Facility, see Note 7 to the accompanying Unaudited Consolidated Financial Statements.
We currently have $111 million outstanding on our revolving line of credit and our availability under the revolving portion of the 2013 Credit Facility was $199 million as of March 31, 2014.
As of March 31, 2014, our outstanding principal balance under the 2013 Credit Facility was $380 million and our availability under the revolving portion of the 2013 Credit Facility was $199 million (net of outstanding letters of credit).

	March 31, 2014	December 31, 2013	Change in Net Debt
	(in thousands)
Debt
Term loan balance	$269,063	$197,500	$71,563
Revolver loan balance	111,000	—	111,000
Total debt	$380,063	$197,500	$182,563
Available Liquidity
Cash	$11,218	$29,003
Revolver loan availability	199,373	248,000
Total available liquidity	$210,591	$277,003
On August 9, 2013, we terminated the 2012 Credit Facility and entered the 2013 Credit Facility. See Note 7 to the accompanying Unaudited Consolidated Financial Statements.
Contractual Obligations
As of March 31, 2014, other than the additional debt incurred with our acquisition of DRC as described above and in Note 7 to this Form 10-Q, there were no material changes in our contractual obligations from those disclosed in the 2013 Form 10-K.
Off-Balance Sheet Arrangements
At March 31, 2014, we had no significant off-balance sheet arrangements.
Critical Accounting Policies
There have been no material changes to our critical accounting policies disclosed in the 2013 Form 10-K.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements  including, without limitation, in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, benefits resulting from our separation from L-3 and organizational realignment, the effects of acquisitions and competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: (a) the loss or delay of a significant number of our contracts; (b) a decline in or a redirection of the U.S. budget for government services, including in particular the U.S. defense budget; (c) future shutdowns of the U.S. government, or a failure of the U.S. Congress to approve increases to the federal debt ceiling; (d) the Department of Defense’s wide-ranging efficiencies initiative, which targets affordability and cost growth; (e) the intense competition for contracts in our industry, as well as the frequent protests by unsuccessful bidders; (f) our indefinite delivery, indefinite quantity (IDIQ) contracts, which are not firm orders for services, and could generate limited or no revenue; (g) our government contracts, which contain unfavorable termination provisions and are subject to audit and modification; (h) the mix of our cost-plus, time-and-material and fixed-price type contracts; (i) our ability to attract and retain key management and personnel; (j) the impairment of our goodwill, which represent a significant portion of the assets on our balance sheet; (k) changes in regulations or any negative findings from a U.S. government audit or investigation; (l) current and future legal and regulatory proceedings; (m) risks associated with our international operations; (n) information security threats and other information technology disruptions; (o) integration, operational and other risks related to our January 2014 acquisition of Dynamics Research Corporation (DRC); (p) the level of indebtedness that we incurred in connection with the Spin-Off and our subsequent acquisition of DRC, our ability to comply with the terms of our debt agreements and our ability to finance our future operations, if necessary; (q) U.S. federal income tax liabilities that relate to the distribution in the Spin-Off of Engility; and (r) other factors set forth under the heading “Risk Factors” in the 2013 Form 10-K and other documents we file with the SEC. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.
For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in the 2013 Form 10-K, filed with the SEC on March 13, 2014 and Part II, Item 1A of this report. Forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, historical information should not be considered as an indicator of future performance.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk relates to changes in interest rates for borrowings under our 2013 Credit Facility. A hypothetical 1% increase in interest rates would have increased our interest expense by approximately $1 million for the three months ended March 31, 2014, the period for which we had outstanding borrowings under the 2013 Credit Facility, and likewise decreased our income and cash flows.
We are subject to credit risks associated with our cash and accounts receivable. We believe that the concentration of credit risk with respect to cash and cash equivalents is limited due to the high credit quality of these investments. We also believe that our credit risk associated with accounts receivable is limited as they are primarily with the U.S. federal government or prime contractors working for the U.S. federal government.
We have limited exposure to foreign currency exchange risk as the substantial majority of our business is conducted in U.S. dollars.
ITEM 4.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based upon that evaluation, our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of March 31, 2014, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information required with respect to this item can be found in Note 10 to our Unaudited Consolidated Financial Statements contained in this report and is incorporated by reference into this Part II, Item 1.
ITEM 1A.    RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The “Risk Factors” section of the 2013 Form 10-K describes risk and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We believe that there have been no material changes to the risk factors previously disclosed in our 2013 Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
On May 7, 2014, we entered into a Change of Employment Status and Release Agreement with Thomas J. Murray to memorialize his transition from full to part-time status with Engility. Under the terms of the agreement, Mr. Murray will continue full-time as our Vice President, Human Resources, until January 2, 2015, after which point he will continue in a part-time capacity as Senior Advisor, Human Resources until his retirement from Engility on March 28, 2015.  For the period from January 2, 2015 to March 28, 2015, Mr. Murray’s salary will be reduced to $150,000 per year in recognition of his part-time status. Mr. Murray will remain eligible to receive a performance bonus under our annual incentive compensation plan in respect of the 2014 fiscal year, but will no longer participate in our annual incentive compensation plan or long term equity incentive program after that time. As of March 28, 2015, Mr. Murray will cease to participate in our employee benefit plans.  In consideration for Mr. Murray’s agreement to waive any rights he may have under the Company’s Severance Plan, the Compensation Committee of our Board of Directors has agreed that Mr. Murray’s retirement will be deemed a qualifying retirement event under his RSU and performance share award agreements, resulting in their continued vesting as if Mr. Murray had remained our employee. In addition, Mr. Murray will receive continued health care coverage until his 67th birthday, unless he secures employment prior to that time at an employer that provides healthcare benefits. The above description is qualified in its entirety by reference to the Change of Employment Status and Release Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

ITEM 6.    EXHIBITS
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGILITY HOLDINGS, INC.

By:	/s/ Anthony Smeraglinolo
Anthony Smeraglinolo President and Chief Executive Officer

/s/ Michael J. Alber
Michael J. Alber
Senior Vice President and Chief Financial Officer
Date: May 12, 2014

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

10.1
First Amendment to the Credit Agreement, dated as of January 31, 2014, among Engility Holdings, Inc., Engility Corporation, the subsidiary guarantors party thereto, each of the lenders listed on the signature pages thereto and Bank of America, N.A. (as administrative agent, swing line lender and letter of credit issuer) (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on February 3, 2014 (File No. 001-35487)).

† *10.2	Change of Employment Status and Release Agreement, effective as of May 7, 2014, made by and between Thomas J. Murray and Engility Corporation.

*31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*    Filed herewith
**    Furnished electronically with this report
† Compensatory plan or arrangement.