Form 10-Q
period 2014-06-30
Engility Holdings, Inc.
filed 2014-08-07
CIK 1544229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 17,619,037 shares of Engility Holdings, Inc. common stock with a par value of $0.01 per share outstanding as of the close of business on August 1, 2014.

ENGILITY HOLDINGS, INC.

i

PART I        FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
ENGILITY HOLDINGS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of June 30, 2014	As of December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$22,691	$29,003
Receivables, net	302,933	286,272
Other current assets	24,533	25,892
Total current assets	350,157	341,167
Property, plant and equipment, net	20,267	11,895
Goodwill	643,211	477,604
Identifiable intangible assets, net	131,250	92,205
Other assets	10,516	7,183
Total assets	$1,155,401	$930,054
Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$13,750	$10,000
Accounts payable, trade	34,735	28,286
Accrued employment costs	65,237	49,582
Accrued expenses	64,342	63,843
Advance payments and billings in excess of costs incurred	20,660	19,087
Deferred income taxes, current and income taxes payable	4,404	10,693
Other current liabilities	16,913	17,928
Total current liabilities	220,041	199,419
Long-term debt	346,375	187,500
Income tax payable	78,907	77,494
Other liabilities	42,144	22,487
Total liabilities	$687,467	$486,900
Commitments and contingencies (see Note 11)	—	—
Equity:
Preferred stock, par value $0.01 per share, 25,000 shares authorized, none issued or outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.01 per share, 175,000 shares authorized, 17,601 shares issued and outstanding as of June 30, 2014 and 17,238 shares issued and outstanding as of December 31, 2013	176	172
Additional paid-in capital	766,624	761,119
Accumulated deficit	(311,190)	(330,911)
Non-controlling interest	12,324	12,774
Total equity	467,934	443,154
Total liabilities and equity	$1,155,401	$930,054
See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 28, 2013	June 30, 2014	June 28, 2013
Revenue	$363,690	$377,332	$702,514	$739,007
Costs and expenses
Cost of revenue	311,686	328,103	604,075	643,594
Selling, general and administrative expenses	28,892	19,936	55,642	36,233
Total costs and expenses	340,578	348,039	659,717	679,827
Operating income	23,112	29,293	42,797	59,180
Interest expense, net	3,139	5,757	6,196	11,541
Other income, net	47	44	47	73
Income before income taxes	20,020	23,580	36,648	47,712
Provision for income taxes	7,528	9,292	14,339	18,645
Net income	$12,492	$14,288	$22,309	$29,067
Less: Net income attributable to non-controlling interest	1,587	1,226	2,533	2,227
Net income attributable to Engility	$10,905	$13,062	$19,776	$26,840

Earnings per share attributable to Engility
Basic	$0.64	$0.77	$1.16	$1.60
Diluted	$0.61	$0.74	$1.10	$1.53

Weighted average number of shares outstanding
Basic	17,094	16,870	17,044	16,826
Diluted	18,023	17,625	17,959	17,503
See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30, 2014	June 28, 2013
Operating activities:
Net income	$22,309	$29,067
Share-based compensation	4,884	4,440
Depreciation and amortization	9,997	7,629
Amortization of bank debt fees	840	1,757
Deferred income taxes	(3,960)	5,984
Changes in operating assets and liabilities, excluding acquired amounts:
Receivables	26,811	1,173
Other assets	9,198	8,505
Accounts payable, trade	(8,987)	10,920
Accrued employment costs	(1,241)	(6,082)
Accrued expenses	(4,185)	(11,533)
Advance payments and billings in excess of costs incurred	1,264	(11,371)
Other liabilities	(13,497)	(5,554)
Net cash provided by operating activities	43,433	34,935
Investing activities:
Acquisitions, net of cash acquired	(207,250)	—
Capital expenditures	(1,637)	(911)
Net cash used in investing activities	(208,887)	(911)
Financing activities:
Borrowings from term loan	75,000	—
Repayments of term loan	(6,875)	(12,562)
Borrowings from revolving credit facility	288,000	14,500
Repayments of revolving credit facility	(193,500)	(14,500)
Debt issuance costs	(1,106)	—
Proceeds from share-based payment arrangements	1,309	772
Payment of employee withholding taxes on restricted stock units	(2,334)	(1,037)
Excess tax deduction on share-based compensation	1,642	—
Distributions to non-controlling interest member	(2,994)	(998)
Net cash provided by (used in) financing activities	159,142	(13,825)
Net change in cash and cash equivalents	(6,312)	20,199
Cash and cash equivalents, beginning of period	29,003	27,021
Cash and cash equivalents, end of period	$22,691	$47,220
See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

1.	Basis of Presentation
Description of Business: Engility Holdings, Inc. (Engility), through its subsidiaries and their predecessors, has provided mission-critical services to the U.S. Government for over six decades. Our primary customers include the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Agency for International Development (USAID), U.S. Department of State (DoS), Federal Aviation Administration (FAA), U.S. Department of Homeland Security (DHS), U.S. Department of Veterans Affairs, and allied foreign governments. We attribute the strength of our customer relationships to our singular focus on services, our strengths in program planning and management, superior past performance, and the experience of our people and their commitment to our customers’ missions. As of June 30, 2014, we employed approximately 7,300 individuals globally and operated in over 50 countries. We are led by a seasoned executive team, which is composed of industry and government veterans. Unless the context indicates otherwise, references to Engility, the Company, we, us, or our refer to Engility Holdings, Inc. and its subsidiaries.
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
The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. On January 31, 2014, we completed the acquisition of Dynamics Research Corporation (DRC) which is more fully described in Note 3 to the accompanying Unaudited Consolidated Financial Statements. The transaction was recorded using the purchase method of accounting; accordingly, DRC's financial results are included in the Unaudited Consolidated Financial Statements for the periods subsequent to the acquisition.
The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013 (2013 Form 10-K). In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The Unaudited Consolidated Balance Sheet as of December 31, 2013 was derived from the Company's audited financial statements for the year ended December 31, 2013.
Non-controlling Interest: Engility holds a 50.1% majority interest in Forfeiture Support Associates J.V. (FSA). The results of operations of FSA are included in Engility’s Consolidated Financial Statements. The non-controlling interest reported on the Consolidated Balance Sheets represents the portion of FSA’s equity that is attributable to the non-controlling interest.
Accounting Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates using assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant of these estimates relate to the recoverability, useful lives and valuation of identifiable intangible assets and goodwill, income tax contingencies and revenue and expenses for certain revenue arrangements. Actual amounts may differ from these estimates and could differ materially.
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
Earnings per Share: Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects potential dilution that could occur if securities to issue common stock were exercised or converted into common stock. Diluted EPS includes the effect of the employee

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

stock purchase plan, restricted stock units (RSU), stock options, and performance shares calculated using the treasury stock method. For the three months ended June 30, 2014 and June 28, 2013, no shares were excluded from diluted EPS as none were anti-dilutive. For the six months ended June 30, 2014 and June 28, 2013, 0 shares and 18,533 shares, respectively, were not included in diluted EPS due to their anti-dilutive effects.

	Three Months Ended		Six Months Ended
	June 30, 2014	June 28, 2013	June 30, 2014	June 28, 2013
Net income attributable to Engility	$10,905	$13,062	$19,776	$26,840

Weighted average number of shares outstanding – Basic	17,094	16,870	17,044	16,826
Dilutive effect of share-based compensation outstanding after application of the treasury stock method	929	755	915	677
Weighted average number of shares – Diluted	18,023	17,625	17,959	17,503

Earnings per share attributable to Engility
Basic	$0.64	$0.77	$1.16	$1.60
Diluted	$0.61	$0.74	$1.10	$1.53

2.	New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use when accounting for revenue arising from contracts with customers and supersedes all current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016; early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. We are currently evaluating the effect that implementation of this update will have on our consolidated financial position and results of operations upon adoption.

3.	Business Acquisition
On January 31, 2014, we completed the acquisition of DRC pursuant to a definitive agreement dated December 20, 2013. We paid $11.50 per share for DRC, for an aggregate purchase price of approximately $207 million in cash (including the retirement of approximately $86 million of indebtedness of DRC). As a result of the acquisition, DRC is now a wholly-owned subsidiary of Engility.
DRC is a leading provider of innovative management consulting, engineering, technical, information technology services and solutions to federal and state governments. Founded in 1955 and headquartered in Andover, Massachusetts, DRC had approximately 1,100 employees located throughout the United States as of December 31, 2013.
We acquired DRC to create a stronger, more efficient organization to support our customers with a wider range of specialized technology and mission expertise. This acquisition is consistent with our strategy to expand our addressable market, customer base and capabilities. In addition, it increased our access to additional key contract vehicles, added scale to our business and further diversified our revenue base.

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

We are in the process of finalizing the valuation of the DRC-related assets acquired and liabilities assumed, including evaluating lease values and recovery of assets. The preliminary allocation of purchase price is as follows:

Cash consideration	$207,250

Receivables	$43,472
Other current assets	1,959
Property, plant and equipment	9,577
Other assets	5,985
Accounts payable, trade	(15,436)
Accrued employment costs	(16,896)
Accrued expenses	(4,684)
Advance payments and billings in excess of costs incurred	(309)
Deferred income taxes, current and income taxes payable	1,300
Other current liabilities	(3,183)
Income tax payable	(800)
Other long-term liabilities	(25,542)
Identifiable intangible assets	46,200
Goodwill	165,607
$207,250
Identified intangible assets

	Weighted Average Amortization Life (years)
Customer contractual relationships	16	$42,100
Contractual backlog	1	4,100
Total intangible assets		$46,200
The goodwill arising from the DRC acquisition consists largely of the specialized nature of the workforce as well as the synergies and economies of scale expected from combining the operations of Engility and DRC and its subsidiaries. The goodwill arising from the DRC acquisition is not tax deductible.
From the date of acquisition, January 31, 2014, through June 30, 2014, DRC generated $103 million of revenue.

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

	Three Months Ended		Six Months Ended
	June 30, 2014	June 28, 2013	June 30, 2014	June 28, 2013
Revenue	$363,690	$449,443	$723,389	$884,680
Net income attributable to Engility	$11,530	$14,117	$20,707	$24,165

Earnings per share attributable to Engility
Basic	$0.67	$0.84	$1.21	$1.44
Diluted	$0.64	$0.80	$1.15	$1.38

4.	Receivables
Our receivables principally relate to contracts with the U.S. Government and prime contractors or subcontractors of the U.S. Government. The components of contract receivables are presented in the table below.

	As of June 30, 2014	As of December 31, 2013
Billed receivables	$109,690	$126,041
Unbilled receivables	194,725	161,641
Allowance for doubtful accounts	(1,482)	(1,410)
Total receivables, net	$302,933	$286,272

5.	Goodwill and Identifiable Intangible Assets
Goodwill: In accordance with the accounting standards for business combinations, we record the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition (commonly referred to as the purchase price allocation). Goodwill was $643 million and $478 million at June 30, 2014 and December 31, 2013, respectively. Goodwill increased by $165 million during the quarter ended March 31, 2014 due to the acquisition of DRC.
Identifiable Intangible Assets: Information on our identifiable intangible assets that are subject to amortization is presented in the table below.

		June 30, 2014			December 31, 2013
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)
Customer contractual relationships	26	$220,730	$91,872	$128,858	$178,630	$86,438	$92,192
Favorable leasehold interests	4	1,827	1,827	—	1,827	1,814	13
Contractual Backlog	1	4,100	1,708	2,392	—	—	—
Total		$226,657	$95,407	$131,250	$180,457	$88,252	$92,205

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

Our amortization expense recorded for our identifiable intangible assets is presented in the table below.

	Three Months Ended		Six Months Ended
	June 30, 2014	June 28, 2013	June 30, 2014	June 28, 2013
Amortization expense	$3,852	$2,182	$7,155	$4,363

6.	Share-Based Compensation
For the six months ended June 30, 2014
Performance Shares: During the six months ended June 30, 2014, we granted 102,961 performance shares at target level of 100% to certain of our employees with a weighted average share price of $56.14. Performance shares generally cliff vest (205,922 shares at the maximum performance level) after three years based on our performance at the end of a three-year period beginning January 1, 2014. The number of shares of our common stock that are ultimately vested and retained in respect of these performance shares will range from 0% to 200% of the target grant amount depending on the Company’s performance against a peer group, as approved by the Compensation Committee of our Board of Directors, based on the following two metrics, each of which are weighted equally: relative revenue (based on a compounded annual growth rate) and relative total stockholder return (TSR). No shares will vest, including with respect to relative revenue, if we do not achieve at least a threshold level of performance for TSR.
Restricted Stock Units: During the six months ended June 30, 2014, we granted 74,086 Restricted Stock Units (RSUs) to certain of our employees with a weighted average share price of $44.33. 68,633 of these RSUs vest ratably over a term of three years from the grant date, 25% on the first anniversary of the grant date, 25% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. 1,217 of these RSUs cliff vest on the third anniversary of the grant date. 4,236 of these RSUs, which were only provided to non-executive employees, cliff vest on the first anniversary of the grant date. These RSUs automatically convert into shares of Engility common stock upon vesting, and are subject to forfeiture until certain restrictions have lapsed.
During the six months ended June 30, 2014, we granted 11,790 RSUs to the non-management members of our Board of Directors with a weighted average grant date fair value of $38.16 per share. These RSUs vest after one year from the grant date, but will not be converted to shares of Engility common stock until the earlier of (i) the date on which the person ceases to be a director of the company or (ii) a change of control of the Company.
For the six months ended June 28, 2013
Performance Shares: During the six months ended June 28, 2013, we granted 152,510 performance shares at target level of 100% to certain of our employees with a weighted average share price of $28.24. Performance shares generally cliff vest (305,020 shares at the maximum performance level) after three years based on our performance at the end of a three-year period beginning January 1, 2013. The number of shares of our common stock that are ultimately vested and retained in respect of these performance shares will range from 0% to 200% of the target grant amount depending on the Company’s performance against a peer group, as approved by the Compensation Committee of our Board of Directors, based on the following two metrics, each of which are weighted equally: relative revenue (based on a compounded annual growth rate) and relative TSR. No shares will vest, including with respect to relative revenue, if we do not achieve at least a threshold level of performance for TSR.
Restricted Stock Units: During the six months ended June 28, 2013, we granted 195,701 RSUs to certain of our employees with a weighted average share price of $23.98. 99,577 of these RSUs vest ratably over a term of three years from the grant date, 25% on the first anniversary of the grant date, 25% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. The remaining 96,124 RSUs, which were only provided to non-executive employees, cliff vest on the third anniversary of the grant date.
During the six months ended June 28, 2013, we granted 18,498 RSUs to the non-management members of our Board of Directors with a weighted average grant date fair value of $24.32 per share. These RSUs vest after one year from the grant date, but will not be converted to shares of Engility common stock until the earlier of (i) the date on which the person ceases to be a director of the company or (ii) a change of control of the Company.

7.	Defined Benefit Pension Plan
Upon the acquisition of DRC, we assumed DRC's Defined Benefit Pension Plan (the Pension Plan), which is non-contributory, covering substantially all employees of DRC who had completed a year of service prior to July 1, 2002. The balance of the Pension Plan liability was $17 million as of the acquisition. Membership in the Pension

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

Plan was frozen effective July 1, 2002 and participants’ calculated pension benefit was frozen effective December 31, 2006.
Our funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Additional amounts are contributed to assure that plan assets will be adequate to provide retirement benefits. During the six months ended June 30, 2014 we paid $1 million to fund the pension plan. We expect to make an additional contribution of $1 million during the remainder of 2014 to fund the pension plan.
The components of net periodic pension income for the Pension Plan for the three and six months ended June 30, 2014 are as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Interest cost on projected benefit obligation	$979	$1,631
Expected return on plan assets	(1,456)	(2,426)
Net periodic pension income (expense)	$(477)	$(795)

8.	Debt
2012 Credit Facility
In connection with our spin-off from L-3 Communications Holdings, Inc. (L-3), on July 17, 2012, we, through our wholly owned subsidiary, Engility Corporation, entered into a credit facility that provided for total aggregate borrowings of $400 million under a $335 million senior secured term loan facility and a $65 million senior secured revolving credit facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto (the 2012 Credit Facility). On July 17, 2012, we borrowed $335 million under the 2012 Credit Facility which was used to pay a cash dividend to L-3. On August 9, 2013, we terminated the 2012 Credit Facility and entered into a new credit facility, as described below.
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
Amortization and Final Maturity. Beginning April 1, 2013, we were required to make scheduled quarterly payments equal to 3.75% of the original principal amount of the term loan, or approximately $12.6 million per quarter, with the balance to be due and payable on the fifth anniversary of the closing date, July 17, 2017. The 2012 Credit Facility was terminated and repaid in full upon entering the 2013 Credit Facility, described below.
2013 Credit Facility
On August 9, 2013, we, through our wholly owned subsidiary, Engility Corporation, entered into a credit facility among the Company, Engility Corporation, Bank of America, N.A. (as administrative agent, swing line lender and letter of credit issuer) and each of the several lenders from time to time party thereto (the 2013 Credit Facility). The 2013 Credit Facility, which replaced the 2012 Credit Facility initially provided for (1) a $200 million term loan facility maturing on August 9, 2018, and (2) a $250 million revolving credit facility that terminates on August 9, 2018, with a $50 million letter of credit sublimit and a $25 million swing line loan sublimit. The 2013 Credit Facility also contained an accordion feature (Accordion) that permits us to arrange with the lenders for the provision of up to $150 million in additional commitments. In conjunction with replacing our 2012 Credit Facility, we expensed $4 million in previously capitalized bank fees relating to the 2012 Credit Facility.

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

On January 31, 2014, we acquired DRC for total consideration of approximately $207 million (including the retirement of approximately $86 million of indebtedness of DRC) as described in Note 3 to the accompanying Unaudited Consolidated Financial Statements. We financed the DRC acquisition in part by drawing down on the $150 million Accordion under the 2013 Credit Facility, utilizing an incremental term loan of $75 million and an incremental revolving facility of $75 million. We amended the 2013 Credit Facility on this same date to (i) provide for the incremental term loan and incremental revolving credit facility and (ii) replenish the $150 million availability under the Accordion. Pursuant to the amendment, the incremental term loan facility matures on August 9, 2018 and the incremental revolving credit facility terminates on August 9, 2018. The amendment did not change the interest rate under the 2013 Credit Facility.
Maturity, Interest Rate and Fees. All borrowings under the 2013 Credit Facility bear interest at a variable rate per annum equal to an applicable margin, plus, at our option (other than for swing line loans), either (1) a base rate determined by reference to the highest of (a) the prime rate of Bank of America, N.A., (b) the federal funds effective rate plus 0.50% and (c) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period of one month plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing. All swing line loans bear interest at a variable rate per annum equal to an applicable margin, plus a base rate determined as described in the immediately preceding sentence. The applicable margins for the borrowings under the 2013 Credit Facility depend on the consolidated leverage ratio of Engility Holdings, Inc., Engility Corporation and its subsidiaries. The applicable LIBOR margin varies between 2.25% and 3.25%, and the applicable base rate margin varies between 1.25% and 2.25%. During the three months ended June 30, 2014, we had a weighted average outstanding loan balance of $384 million, which accrued interest at a weighted average borrowing rate of approximately 2.73%. During the six months ended June 30, 2014, we had a weighted average outstanding loan balance of $352 million, which accrued interest at a weighted average borrowing rate of approximately 2.84%.
Amortization and Final Maturity. Beginning March 31, 2014, we were required to make scheduled quarterly payments equal to 1.25% of the original principal amount of the combined term loan facility and incremental term loan facility, or $3.4 million per quarter, with the balance to be due and payable on the fifth anniversary of the closing date, August 9, 2018.
Guarantees and Security. All obligations under the 2013 Credit Facility are unconditionally guaranteed by Engility Holdings, Inc. and certain of our direct or indirect wholly owned domestic subsidiaries. All obligations under the 2013 Credit Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Engility Corporation and the assets of Engility Holdings, Inc. and Engility Corporation’s subsidiary guarantors, including DRC.
Covenants and Events of Default. The 2013 Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or other indebtedness; make investments, loans and acquisitions; create restrictions on the payment of dividends or other amounts by Engility Corporation’s subsidiaries to Engility Corporation or to any guarantor; engage in transactions with Engility Corporation’s affiliates; sell assets; materially alter the business Engility Corporation conducts; consolidate, merge, dissolve or wind up our business; incur liens; and prepay or amend subordinated or unsecured debt. Engility Holdings, Inc. is also subject to a passive holding company covenant that limits our ability to engage in certain activities. In addition, the 2013 Credit Facility requires that Engility Corporation maintain a minimum consolidated debt service coverage ratio of no less than 1.25:1.00 as of the end of any fiscal quarter of Engility Corporation, and as a result of the DRC acquisition a maximum consolidated leverage ratio of no greater than 3.75:1.00 as of the end of any fiscal quarter of Engility Corporation, with step-downs to 3.50:1.00 beginning with the fiscal quarter ending December 31, 2014, 3.25:1.00 beginning with the fiscal quarter ending March 31, 2015, and 3.00:1.00 beginning with the fiscal quarter ending December 31, 2015. We believe our most restrictive covenant under the 2013 Credit Facility is the maximum consolidated leverage ratio, which as of June 30, 2014 was 2.47:1.00. The Consolidated Leverage Ratio is the ratio of (a) (i) Consolidated Funded Indebtedness as of such date minus (ii) the Designated Cash Balances as of such date to (b) Consolidated EBITDA for the period of the four fiscal quarters most recently ended. The 2013 Credit Facility also contains customary provisions relating to the events of default. As of June 30, 2014, we were in compliance with the covenants under the 2013 Credit Facility.
The carrying value of the principal amount outstanding under the term loan, which approximates fair value, was $266 million as of June 30, 2014. The fair value of the term loan is based on interest rates prevailing on debt with

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

substantially similar risks, terms and maturities and is considered to be a Level 3 input, measured under U.S. GAAP hierarchy. As of June 30, 2014, we had $95 million outstanding on our revolving line of credit and our availability under the revolving portion of the 2013 Credit Facility was $184 million.

9.	Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements At June 30, 2014 Using
	Balance Sheet Classification	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Rabbi Trusts	Other non-current assets	$1,916	—	—	$1,916
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

10.	Realignment, Integration, and Restructuring Costs
2014 Costs
During the second quarter of 2014, in conjunction with the integration of DRC, we incurred $1 million in restructuring costs, including costs related to workforce reduction.
2013 Costs
During the fourth quarter of 2013, we classified several leased facilities as abandoned and recorded a charge of $8 million which will be amortized over the next six years. The accrued liability is amortized and reduces the current period expense as we make scheduled lease payments.
2012 Costs
On September 12, 2012, we announced a strategic realignment of our organizational structure and a streamlining of our operations, which we completed in the first quarter of 2013. This strategic realignment included a reduction of our total workforce by 4% through a voluntary separation of employment program and additional reductions in force.
The activity and balance of the restructuring liability account for the six months ended June 30, 2014 were as follows:

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

	Severance and Related Costs	Accrued Lease, Professional and Other Fees	Total
Balance as of January 1, 2013	$4,234	$1,036	$5,270
Additions	406	7,533	7,939
Adjustments	(544)	—	(544)
Cash payments	(3,759)	(1,036)	(4,795)
Balance as of December 31, 2013	$337	$7,533	$7,870
Additions	513	—	513
Cash payments	(379)	(763)	(1,142)
Balance as of June 30, 2014	$471	$6,770	$7,241
These expenses are contained within the selling, general and administrative expenses line in the accompanying Unaudited Consolidated Statement of Operations for the appropriate period.

11.	Commitments and Contingencies
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
Litigation and Other Matters: We are also subject to litigation, proceedings, claims or assessments and various contingent liabilities incidental to our businesses. We are subject to claims from jurisdictions where we presently have or previously had operations for charges and fees such as non-income-related taxes. We accrue for these liabilities when they are probable and estimable. These accrued liabilities are increased or decreased based on claims, as new facts are determined which impact these liabilities, and final settlement or resolution could differ materially. Furthermore, in connection with certain business acquisitions, we have assumed some or all claims against, and liabilities of, such acquired businesses, including both asserted and unasserted claims and liabilities.
In accordance with the accounting standard for contingencies, we record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. Generally, the loss is recorded for the amount we expect to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are recorded in other current liabilities in the consolidated balance sheets. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At December 31, 2013 and June 30, 2014, we did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

as incurred. We believe we have recorded adequate provisions for our litigation matters. We review these provisions quarterly and adjust these provisions to reflect the effect of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter.
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

12.	Income Taxes
The effective tax rate for the three months ended June 30, 2014 was 37.6% as compared to 39.4% for the three months ended June 28, 2013. The decrease in the effective tax rate was due to a favorable tax benefit in our joint venture for the three months ended June 30, 2014 as compared to the three months ended June 28, 2013.
The effective tax rate for the six months ended June 30, 2014 and June 28, 2013 was 39.1%. The effective tax rate was positively impacted due to a favorable tax benefit in our joint venture for the six months ended June 30, 2014 as compared to the six months ended June 28, 2013. This positive impact was offset in its entirety by an increase in our rate due to uncertain tax positions and non-deductible costs for the six months ended June 30, 2014 as compared to the six months ended June 28, 2013.

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
OVERVIEW
Our business is focused on supporting the mission success of our customers by providing a full range of engineering, technical, analytical, advisory, training, logistics and support services. Our service offerings are organized around six core competencies: (i) specialized technical consulting; (ii) program and business support services; (iii) engineering and technology lifecycle support; (iv) information technology modernization and sustainment; (v) supply chain services and logistics management; and (vi) training and education.
Engility Holdings, Inc. (Engility), through its subsidiaries and their predecessors, has provided mission-critical services to the U.S. Government for over six decades. Our primary customers include the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Agency for International Development (USAID), U.S. Department of State (DoS), Federal Aviation Administration (FAA), U.S. Department of Homeland Security (DHS), U.S. Department of Veterans Affairs, and allied foreign governments. We attribute the strength of our customer relationships to our singular focus on services, our strengths in program planning and management, superior past performance, and the experience of our people and their commitment to our customers’ missions.
Executive Summary
Our revenue is spread over a diverse mix of activities and services with no single program accounting for more than 10% of our revenue during any of the three or six months ended June 30, 2014 and June 28, 2013. Revenue for the second quarter of 2014 was $364 million, a decrease of $14 million compared to the corresponding period in fiscal 2013. The change was driven primarily by reduced demand on certain major contracts supporting DoD programs, including a reduction in overseas contingency operations revenues. This decrease was offset in part by an increase in federal DoD and Federal civilian-related program revenue, primarily resulting from our acquisition of DRC in January 2014. Our revenue decline reflects the continued impact of U.S. Government funding pressures, resulting in reduced and delayed customer awards, and reduced demand on certain existing contracts.
Selling, general and administrative expenses for the second quarter of 2014 were $29 million, an increase of $9 million compared with the second quarter of 2013. This increase was primarily due to acquisition, integration and amortization costs related to our acquisition of DRC in January 2014, as well as an increase in our bid and proposal costs reflecting our additional investment in business development activities.
Operating income for the second quarter of 2014 was $23 million, reflecting a decrease of $6 million compared to the corresponding period in fiscal 2013. The change was driven primarily by lower revenue, particularly on our higher margin Afghanistan contracts, as well as the increase in selling, general and administrative expenses discussed above. This was partially offset by better gross profit margins on our remaining contracts.
Economic Opportunities, Challenges, and Risks
We generate substantially all of our revenue from contracts with the U.S. Government. For the six months ended June 30, 2014, 63% percent of our total revenues were from contracts with the DoD. This compared to 72% for the six months ended June 28, 2013. The decrease in DoD-related revenue reflects our strategy to increase our presence in the federal civilian and non-defense-related contracts, in anticipation of continued declines in overall defense-related spending. This strategy is highlighted by our January 2014 acquisition of DRC, which currently generates approximately 40% of its revenue from non-DoD customers.
The U.S. Government services market continues to face significant uncertainty in terms of budgets, funding, changing mission priorities, and political and legislative challenges, which has adversely impacted spending by both our

DoD and federal agency customers. This has substantially increased the competitive pressures in our industry, as the overall market for U.S. Government services continues to contract. Trends in the U.S. Government contracting process, including a shift towards multiple-award contracts (in which certain contractors are preapproved using indefinite delivery/indefinite quantity and General Services Administration contract vehicles) and awarding contracts on a low price, technically acceptable basis, have also increased competition for U.S. Government contracts. In response to these pressures, we continue to take steps to reduce indirect labor and other costs in our business. We also have increased our focus on our business development efforts to win new business, as evidenced by our increased bid and proposal expenditures in 2014.
Despite the budget and competitive pressures impacting the industry, we believe that our focus on reducing costs and increasing our presence in enduring markets has positioned us to expand our customer penetration and benefit from opportunities that we have not previously pursued. We will also seek to continue to add necessary scale and competencies to our business through selective acquisitions, as evidenced by our recent acquisition of DRC. Going forward, we expect companies in our industry will continue to use acquisitions for similar reasons, and the dynamics associated with the current decline in U.S. Government budgets and funding for services could lead to continued consolidation in our industry. We believe long-term competitiveness will likely require companies to offer highly specialized, enduring capabilities in niche markets and/or have sufficient breadth and size to weather future market volatility while continuing to provide cost-effective services.
DRC Acquisition
On January 31, 2014, we completed the acquisition of DRC, a U.S. Government services, information technology and management consulting firm with leading capabilities in healthcare, homeland security, research and development, C4ISR and financial regulation and reform.
Key Performance Indicators
Funded Backlog

	As of
	June 30, 2014	December 31, 2013
	(in millions)
Funded backlog	$522	$602
We define funded backlog as the value of funded orders received from customers, less the cumulative amount of revenue recognized on such orders.
Funded Orders and Book-to-Bill

	Three Months Ended		Six Months Ended
	June 30, 2014	June 28, 2013	June 30, 2014	June 28, 2013
	(in millions)
Funded orders	$304	$210	$509	$532

Book-to-Bill	0.8	0.6	0.7	0.7
On a trailing-twelve month basis, our contract funded orders were approximately $1.1 billion, representing a book-to-bill ratio of 0.8x.
We define funded orders as orders received during the current period less orders that have been canceled or reduced. This term could also be defined as “net orders.”
We define funded orders as the value of contract awards received for which funds have been appropriated.
Our book-to-bill ratio is calculated as funded orders divided by revenue.
Days Sales Outstanding
•Days sales outstanding (DSO) as of June 30, 2014 was 70 days.
DSO is calculated as net receivables less advance payments and billings in excess of costs incurred, divided by daily revenue (total revenue for the quarter divided by 90 days).

Revenue by Contract Type

	Three Months Ended		Six Months Ended
	June 30, 2014	June 28, 2013	June 30, 2014	June 28, 2013
Cost-plus	46.3%	53.6%	47.1%	52.5%
Time-and-material	29.5	25.5	27.2	26.1
Fixed price	24.2	20.9	25.7	21.4
Total	100.0%	100.0%	100.0%	100.0%
Prime Contractor Revenue

	Three Months Ended		Six Months Ended
	June 30, 2014	June 28, 2013	June 30, 2014	June 28, 2013
Prime	75.2%	72.3%	73.7%	69.2%
Subcontractor	24.8	27.7	26.3	30.8
Total	100.0%	100.0%	100.0%	100.0%
Revenue by Customer

	Three Months Ended		Six Months Ended
	June 30, 2014	June 28, 2013	June 30, 2014	June 28, 2013
Department of Defense	62.4%	71.5%	63.4%	72.3%
Federal Civilian	34.2	25.6	33.4	25.0
Commercial and other	3.4	2.9	3.2	2.7
Total	100.0%	100.0%	100.0%	100.0%

Results of Operations — Three Months Ended June 30, 2014 Compared to Three Months Ended June 28, 2013
The following information should be read in conjunction with our Unaudited Consolidated Financial Statements included herein.
Reporting Periods: Effective January 1, 2014, our reporting periods were changed to reflect a calendar quarter reporting period. Our fiscal year remains unchanged, beginning on January 1 and ending on December 31. Our fiscal quarters now end on March 31, June 30, September 30, and December 31. For 2013, our first three fiscal quarters ended on March 29, June 28, and September 27, representing the last Friday of the quarter. This change was immaterial to our financial statements.
The table below provides our selected financial data for the three months ended June 30, 2014 and June 28, 2013.

	Three Months Ended
	June 30, 2014		June 28, 2013		Dollar Change	Percentage Change
	(in thousands except percentages)
Total revenue	$363,690	100.0%	$377,332	100.0%	$(13,642)	(3.6)%
Costs and expenses
Cost of revenue	311,686	85.7	328,103	87.0	(16,417)	(5.0)
Selling, general and administrative expenses	28,892	7.9	19,936	5.2	8,956	44.9
Total costs and expenses	340,578	93.6	348,039	92.2	(7,461)	(2.1)
Operating income	$23,112	6.4%	$29,293	7.8%	$(6,181)	(21.1)%

Interest expense, net	$3,139	0.9%	$5,757	1.5%	$(2,618)	(45.5)%

Income before income taxes	$20,020	5.5%	$23,580	6.2%	$(3,560)	(15.1)%
Provision for income taxes	7,528	2.1	9,292	2.5	(1,764)	(19.0)
Net income	$12,492	3.4%	$14,288	3.8%	$(1,796)	(12.6)%
Effective tax rate after discrete items	37.6%		39.4%

Net income	$12,492	3.4%	$14,288	3.8%	$(1,796)	(12.6)%
Less: Net income attributable to non-controlling interest	1,587	0.4	1,226	0.3	361	29.4
Net income attributable to Engility	$10,905	3.0%	$13,062	3.5%	$(2,157)	(16.5)%
Revenue: For the three months ended June 30, 2014, revenue was $364 million, which included $63 million from DRC. In total, revenue declined $14 million, or 3.6%, compared to the three months ended June 28, 2013. This decrease was primarily the result of $78 million in reduced demand for services on certain major contracts supporting legacy Engility DoD programs, including a reduction of $35 million related to the drawdown in Afghanistan. This was offset in part by an increase of $36 million in DoD-related revenue from DRC and $28 million Federal civilian revenue, primarily driven by $24 million of DRC-related contracts and $4 million increase in other legacy Engility Federal civilian work over the prior period.
Cost of revenue: Total cost of revenue was $312 million for the three months ended June 30, 2014, a decrease of 5.0%, compared to $328 million for the three months ended June 28, 2013. Cost of revenue as a percentage of total revenue decreased to 85.7% for the three months ended June 30, 2014, compared to 87.0% for the three months ended June 28, 2013. The decrease in cost of revenue as a percentage of total revenue was primarily due to increased efficiencies in our fixed price labor contracts, a higher concentration of fixed price contracts from DRC, better margins in our joint venture due to lower insurance costs, and a general reduction of indirect costs.

Selling, general and administrative expenses: For the three months ended June 30, 2014, selling, general and administrative expenses were $29 million, compared to $20 million for the three months ended June 28, 2013. Selling, general and administrative expenses as a percentage of revenue increased to 7.9% for the three months ended June 30, 2014, compared to 5.2% for the three months ended June 28, 2013. The increase in selling, general and administrative expenses, including as a percentage of revenue, primarily resulted from $5 million of DRC-related acquisition and integration costs including amortization, $1 million of restructuring costs, $2 million of additional bid and proposal costs, and $2 million of expenses related to DRC for the three months ended June 30, 2014. These costs were partially offset by a reduction in legal and settlement costs of $3 million from the prior year period.
Operating income and operating margin: Operating income for the three months ended June 30, 2014 was $23 million, a decrease of $6 million compared to the three months ended June 28, 2013. The operating margin decreased to 6.4% for the three months ended June 30, 2014, compared to 7.8% for the three months ended June 28, 2013. The decrease in operating income and operating margin was primarily due to the decline in revenue and the additional $9 million of selling, general and administrative expenses described above. This was partially offset by an increase in gross margin. Gross margin is the excess of revenue over cost of revenue.
Interest expense: During the three months ended June 30, 2014, net interest expense was $3 million compared with $6 million net interest expense for the three months ended June 28, 2013. The reduction in interest expense was primarily due to a reduction in interest rates resulting from our 2013 debt refinancing and lower debt fee amortization.
During the three months ended June 30, 2014, we had a weighted average outstanding loan balance of $384 million, which accrued interest at a weighted average borrowing rate of approximately 2.73%.
During the three months ended June 28, 2013, we had a weighted average outstanding loan balance of $323 million, which accrued interest at a weighted average borrowing rate of approximately 5.75%.
Effective income tax rate: The effective tax rate including discrete items for the three months ended June 30, 2014 was 37.6%, compared to 39.4% for the three months ended June 28, 2013. The decrease in the effective tax rate was due to a favorable tax benefit in our joint venture for the the three months ended June 30, 2014 as compared to the three months ended June 28, 2013.
Net income attributable to Engility: Net income attributable to Engility was $11 million and $13 million for the three months ended June 30, 2014 and June 28, 2013, respectively. The decrease of $2 million in net income attributable to Engility during the three months ended June 30, 2014 as compared to the three months ended June 28, 2013 was primarily due to decreased operating income offset by reduced interest expense on our outstanding debt and reduced income tax expense.

Results of Operations — Six Months Ended June 30, 2014 Compared to Six Months Ended June 28, 2013
The following information should be read in conjunction with our Unaudited Consolidated Financial Statements included herein.
The table below provides our selected financial data for the six months ended June 30, 2014 and June 28, 2013.

	Six Months Ended
	June 30, 2014		June 28, 2013		Dollar Change	Percentage Change
	(in thousands except percentages)
Total revenue	$702,514	100.0%	$739,007	100.0%	$(36,493)	(4.9)%
Costs and expenses
Cost of revenue	604,075	86.0	643,594	87.1	(39,519)	(6.1)
Selling, general and administrative expenses	55,642	7.9	36,233	4.9	19,409	53.6
Total costs and expenses	659,717	93.9	679,827	92.0	(20,110)	(3.0)
Operating income	$42,797	6.1%	$59,180	8.0%	$(16,383)	(27.7)%

Interest expense, net	$6,196	0.9%	$11,541	1.6%	$(5,345)	(46.3)%

Income before income taxes	$36,648	5.2%	$47,712	6.5%	$(11,064)	(23.2)%
Provision for income taxes	14,339	2.0	18,645	2.5	(4,306)	(23.1)
Net income	$22,309	3.2%	$29,067	3.9%	$(6,758)	(23.2)%
Effective tax rate after discrete items	39.1%		39.1%

Net income	$22,309	3.2%	$29,067	3.9%	$(6,758)	(23.2)%
Less: Net income attributable to non-controlling interest	2,533	0.4	2,227	0.3	306	13.7
Net income attributable to Engility	$19,776	2.8%	$26,840	3.6%	$(7,064)	(26.3)%
Revenue: For the six months ended June 30, 2014, revenue was $703 million, which included $103 million from DRC. In total, revenue declined $36 million, or 4.9%, compared to the six months ended June 28, 2013. This decrease was primarily the result of $145 million in reduced demand for services on certain major contracts supporting legacy Engility DoD programs, including a reduction of $68 million related to the drawdown in Afghanistan. This was offset in part by an increase of $58 million in DoD-related revenue from DRC and $47 million in Federal civilian revenue which is primarily driven by $40 million of DRC-related contracts and $7 million increase in other legacy Engility Federal civilian work over the prior period.
Cost of revenue: Total cost of revenue was $604 million for the six months ended June 30, 2014, a decrease of 6.1%, compared to $644 million for the six months ended June 28, 2013. Cost of revenue as a percentage of total revenue decreased to 86.0% for the six months ended June 30, 2014 as compared to 87.1% for the six months ended June 28, 2013. The decrease in cost of revenue as a percentage of total revenue was primarily due to increased efficiencies in our fixed price labor contracts, a higher concentration of fixed price contracts from DRC, better margins in our joint venture due to lower insurance costs, and a general reduction of indirect costs.
Selling, general and administrative expenses: For the six months ended June 30, 2014, selling, general and administrative expenses were $56 million, compared to $36 million for the six months ended June 28, 2013. Selling, general and administrative expenses as a percentage of revenue increased to 7.9% for the six months ended June 30, 2014, compared to 4.9% for the six months ended June 28, 2013. The increase in selling, general and administrative expenses, including as a percentage of revenue, primarily resulted from $6 million of DRC-related acquisition and integration costs including amortization, $1 million of restructuring costs, $5 million of additional bid and proposal costs, and $4 million of expenses related to DRC for the six months ended June 30, 2014. These costs were partially offset by a reduction in legal and settlement costs of $3 million for the prior year period.
Operating income and operating margin: Operating income for the six months ended June 30, 2014 was $43 million, a decrease of $16 million compared to the six months ended June 28, 2013. The operating margin decreased to 6.1% for the six months ended June 30, 2014, compared to 8.0% for the six months ended June 28, 2013. The decrease in operating income and operating margin was primarily due to the $19 million of additional selling, general and administrative expenses described above and partially offset by an increase in gross margin.
Interest expense: During the six months ended June 30, 2014, net interest expense was $6 million compared with net interest expense of $12 million for the six months ended June 28, 2013. The reduction in interest expense was primarily due to a reduction in interest rates resulting from our 2013 debt refinancing and lower debt fee amortization.
During the six months ended June 30, 2014, we had a weighted average outstanding loan balance of $352 million, which accrued interest at a weighted average borrowing rate of approximately 2.84%.
During the six months ended June 28, 2013, we had a weighted average outstanding loan balance of $329 million, which accrued interest at a weighted average borrowing rate of approximately 5.75%.
Effective income tax rate: The effective tax rate for the six months ended June 30, 2014 and June 28, 2013 was 39.1%. The effective tax rate was positively impacted due to a favorable tax benefit in our joint venture for the six months ended June 30, 2014 as compared to the six months ended June 28, 2013. This positive impact was offset in its entirety by an increase in our rate due to uncertain tax positions and non-deductible costs for the six months ended June 30, 2014 as compared to the six months ended June 28, 2013.
Net income attributable to Engility: Net income attributable to Engility was $20 million and $27 million for the six months ended June 30, 2014 and June 28, 2013, respectively. The decrease of $7 million in net income attributable to Engility during the six months ended June 30, 2014 as compared to the six months ended June 28, 2013 was primarily due to decreased operating income offset by reduced interest expense on our outstanding debt.
Liquidity and Capital Resources
Our primary cash needs are for working capital, debt service, and strategic investments or acquisitions. Under our 2013 Credit Facility, our required principal payment is $3 million per quarter. We currently believe that our cash from operations, together with our cash on hand and available borrowings under the 2013 Credit Facility are adequate to fund our liquidity and capital resource needs for at least the next twelve months. As of June 30, 2014, our availability under the revolving portion of our 2013 Credit Facility was $184 million (net of outstanding letters of credit).
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
The total amount of our accounts receivable can vary significantly over time, but is generally very sensitive to recent revenue levels. Total accounts receivable typically range from 70 to 85 DSO, calculated on trailing three months of revenue. Our DSO was 70 and 73 days as of June 30, 2014 and December 31, 2013, respectively. DSO decreased primarily due to successful collection activities during the quarter ended June 30, 2014.

This table represents cash flows from continuing operations for the periods indicated.

	Six Months Ended
	June 30, 2014	June 28, 2013
	(in thousands)
Net cash provided by operating activities	$43,433	$34,935
Net cash used in investing activities	(208,887)	(911)
Net cash provided by (used in) financing activities	159,142	(13,825)
Net change in cash and cash equivalents	$(6,312)	$20,199
Cash from Operating Activities
We generated $43 million of cash from operating activities during the six months ended June 30, 2014 compared with $35 million during the six months ended June 28, 2013. For the six months ended June 30, 2014, net income and non-cash items added $34 million to cash from operations as compared to $49 million for the six months ended June 28, 2013. The decrease was primarily due to a reduction in net income and a reduction of cash provided by deferred income taxes. Net working capital changes for the six months ended June 30, 2014, increased cash from operations by $9 million as compared to a reduction of $14 million for the six months ended June 28, 2013.
Cash from Investing Activities
During the six months ended June 30, 2014, cash used in investing activities consisted primarily of approximately $207 million for the acquisition of DRC. Cash used for capital expenditures was similar compared to the prior year period.
Cash from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2014 was $159 million, primarily due to borrowings of $190 million used to finance the DRC acquisition and offset by $7 million of debt repayments. For the six months ended June 28, 2013, net cash used in financing activities was $14 million, primarily for debt repayments.
Credit Facility
2013 Credit Facility
For a summary of the terms of our 2013 Credit Facility, see Note 8 to the accompanying Unaudited Consolidated Financial Statements.
We currently have $95 million outstanding on our revolving line of credit and our availability under the revolving portion of the 2013 Credit Facility was $184 million as of June 30, 2014, net of outstanding letters of credit. As of June 30, 2014, our total outstanding principal balance under the 2013 Credit Facility was $360 million.

	June 30, 2014	December 31, 2013	Change in Net Debt
	(in thousands)
Debt
Term loan balance	$265,625	$197,500	$68,125
Revolver loan balance	94,500	—	94,500
Total debt	$360,125	$197,500	$162,625
Available Liquidity
Cash	$22,691	$29,003	$(6,312)
Revolver loan availability	183,737	248,000	(64,263)
Total available liquidity	$206,428	$277,003	$(70,575)
On August 9, 2013, we terminated the 2012 Credit Facility and entered the 2013 Credit Facility. See Note 8 to the accompanying Unaudited Consolidated Financial Statements.

Contractual Obligations
As of June 30, 2014, other than the additional debt incurred with our acquisition of DRC as described above and in Note 8 to the accompanying Unaudited Consolidated Financial Statements contained in this Form 10-Q, there were no material changes in our contractual obligations from those disclosed in the 2013 Form 10-K.
Off-Balance Sheet Arrangements
At June 30, 2014, we had no significant off-balance sheet arrangements.
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
Forward-looking statements involve risks, uncertainties and assumptions. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: (a) the loss or delay of a significant number of our contracts; (b) a decline in or a redirection of the U.S. budget for government services, including in particular the U.S. defense budget; (c) future shutdowns of the U.S. Government, or a failure of the U.S. Congress to approve increases to the federal debt ceiling; (d) the Department of Defense’s wide-ranging efficiencies initiative, which targets affordability and cost growth; (e) the intense competition for contracts in our industry, as well as the frequent protests by unsuccessful bidders; (f) our indefinite delivery, indefinite quantity (IDIQ) contracts, which are not firm orders for services, and could generate limited or no revenue; (g) our government contracts, which contain unfavorable termination provisions and are subject to audit and modification; (h) the mix of our cost-plus, time-and-material and fixed-price type contracts; (i) our ability to attract and retain key management and personnel; (j) the impairment of our goodwill, which represents a significant portion of the assets on our balance sheet; (k) changes in regulations or any negative findings from a U.S. Government audit or investigation; (l) current and future legal and regulatory proceedings; (m) risks associated with our international operations; (n) information security threats and other information technology disruptions; (o) integration, operational and other risks related to our January 2014 acquisition of Dynamics Research Corporation (DRC); (p) the level of indebtedness that we incurred in connection with the spin-off of Engility from L-3 and our subsequent acquisition of DRC, our ability to comply with the terms of our debt agreements and our ability to finance our future operations, if necessary; (q) U.S. federal income tax liabilities that relate to the distribution in the spin-off of Engility from L-3; and (r) other factors set forth under the heading “Risk Factors” in the 2013 Form 10-K and other documents we file with the SEC. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.
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
Our exposure to market risk relates to changes in interest rates for borrowings under our 2013 Credit Facility. A hypothetical 1% increase in interest rates would have increased our interest expense by approximately $1 million for the three months ended June 30, 2014 and likewise decreased our income and cash flows.
A hypothetical 1% increase in interest rates would have increased our interest expense by approximately $2 million for the six months ended June 30, 2014 and likewise decreased our income and cash flows.
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
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based upon that evaluation, our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of June 30, 2014, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information required with respect to this item can be found in Note 11 to the accompanying Unaudited Consolidated Financial Statements contained in this report and is incorporated by reference into this Part II, Item 1.

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
Anthony Smeraglinolo President and Chief Executive Officer

/s/ Michael J. Alber
Michael J. Alber
Senior Vice President and Chief Financial Officer
Date: August 7, 2014

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

† 10.1
Change of Employment Status and Release Agreement, effective as of May 7, 2014, made by and between Thomas J. Murray and Engility Corporation (incorporate by reference to Exhibit 10.2 of the Registrant's Form 10-Q, as filed wiht the Commission on May 12, 2014 (File No. 001-35487)).

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