Form 10-Q
period 2014-09-30
Engility Holdings, Inc.
filed 2014-10-28
CIK 1544229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 17,591,481 shares of Engility Holdings, Inc. common stock with a par value of $0.01 per share outstanding as of the close of business on October 20, 2014.

ENGILITY HOLDINGS, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
ENGILITY HOLDINGS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of September 30, 2014	As of December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$18,732	$29,003
Receivables, net	288,963	286,272
Other current assets	27,490	25,892
Total current assets	335,185	341,167
Property, plant and equipment, net	18,431	11,895
Goodwill	644,554	477,604
Identifiable intangible assets, net	127,399	92,205
Other assets	10,503	7,183
Total assets	$1,136,072	$930,054
Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$13,750	$10,000
Accounts payable, trade	31,673	28,286
Accrued employment costs	71,776	49,582
Accrued expenses	61,905	63,843
Advance payments and billings in excess of costs incurred	21,735	19,087
Deferred income taxes, current and income taxes payable	6,709	10,693
Other current liabilities	17,874	17,928
Total current liabilities	225,422	199,419
Long-term debt	308,438	187,500
Income tax payable	79,401	77,494
Other liabilities	40,076	22,487
Total liabilities	$653,337	$486,900
Commitments and contingencies (see Note 11)	—	—
Equity:
Preferred stock, par value $0.01 per share, 25,000 shares authorized, none issued or outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.01 per share, 175,000 shares authorized, 17,591 shares issued and outstanding as of September 30, 2014 and 17,238 shares issued and outstanding as of December 31, 2013	176	172
Additional paid-in capital	769,129	761,119
Accumulated deficit	(297,973)	(330,911)
Non-controlling interest	11,403	12,774
Total equity	482,735	443,154
Total liabilities and equity	$1,136,072	$930,054
See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 27, 2013	September 30, 2014	September 27, 2013
Revenue	$345,061	$339,302	$1,047,575	$1,078,309
Costs and expenses
Cost of revenue	293,039	289,280	897,114	932,874
Selling, general and administrative expenses	25,255	19,901	80,897	56,134
Total costs and expenses	318,294	309,181	978,011	989,008
Operating income	26,767	30,121	69,564	89,301
Interest expense, net	3,342	7,558	9,538	19,099
Other income (expense), net	(67)	193	(20)	266
Income before income taxes	23,358	22,756	60,006	70,468
Provision for income taxes	9,115	8,699	23,454	27,344
Net income	$14,243	$14,057	$36,552	$43,124
Less: Net income attributable to non-controlling interest	1,082	2,049	3,615	4,276
Net income attributable to Engility	$13,161	$12,008	$32,937	$38,848

Earnings per share attributable to Engility
Basic	$0.77	$0.71	$1.93	$2.30
Diluted	$0.73	$0.68	$1.83	$2.21

Weighted average number of shares outstanding
Basic	17,151	16,915	17,080	16,855
Diluted	18,065	17,770	17,994	17,592
See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30, 2014	September 27, 2013
Operating activities:
Net income	$36,552	$43,124
Share-based compensation	7,283	7,282
Depreciation and amortization	15,840	9,055
Amortization of bank debt fees	1,218	5,880
Deferred income taxes	(1,631)	(2,727)
Changes in operating assets and liabilities, excluding acquired amounts:
Receivables	40,555	49,748
Other assets	5,807	4,145
Accounts payable, trade	(12,049)	2,767
Accrued employment costs	5,349	(676)
Accrued expenses	(6,673)	(17,680)
Advance payments and billings in excess of costs incurred	2,339	1,383
Other liabilities	(14,105)	7,215
Net cash provided by operating activities	80,485	109,516
Investing activities:
Acquisition, net of cash acquired	(207,250)	—
Capital expenditures	(2,765)	(1,470)
Net cash used in investing activities	(210,015)	(1,470)
Financing activities:
Borrowings from term loan	75,000	200,000
Repayments of term loan	(10,313)	(335,000)
Borrowings from revolving credit facility	383,000	167,500
Repayments of revolving credit facility	(323,000)	(137,500)
Debt issuance costs	(1,131)	(2,493)
Proceeds from share-based payment arrangements	1,481	893
Payment of employee withholding taxes on restricted stock units	(2,430)	(1,037)
Excess tax deduction on share-based compensation	1,642	—
Distributions to non-controlling interest member	(4,990)	(3,107)
Net cash provided by (used in) financing activities	119,259	(110,744)
Net change in cash and cash equivalents	(10,271)	(2,698)
Cash and cash equivalents, beginning of period	29,003	27,021
Cash and cash equivalents, end of period	$18,732	$24,323
See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

1.	Basis of Presentation
Description of Business: Engility Holdings, Inc. (Engility), through its subsidiaries and their predecessors, has provided mission-critical services to the U.S. Government for over six decades. Our primary customers include the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Agency for International Development (USAID), U.S. Department of State (DoS), Federal Aviation Administration (FAA), U.S. Department of Homeland Security (DHS), U.S. Department of Veterans Affairs, and allied foreign governments. We attribute the strength of our customer relationships to our singular focus on services, our strengths in program planning and management, superior past performance, and the experience of our people and their commitment to our customers’ missions. As of September 30, 2014, we employed approximately 7,000 individuals globally and operated in over 50 countries. We are led by a seasoned executive team, which is composed of industry and government veterans. Unless the context indicates otherwise, references to Engility, the Company, we, us, or our refer to Engility Holdings, Inc. and its subsidiaries.
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
Earnings per Share: Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects potential dilution that could occur if securities to issue common stock were exercised or converted into common stock. Diluted EPS includes the effect of the employee stock purchase plan, restricted stock units (RSU), stock options, and performance shares calculated using the treasury stock method. For the three months ended September 30, 2014 and September 27, 2013, no shares were excluded from

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

diluted EPS as none were anti-dilutive. For the nine months ended September 30, 2014 and September 27, 2013, 0 shares and 12,355 shares, respectively, were not included in diluted EPS due to their anti-dilutive effects.

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 27, 2013	September 30, 2014	September 27, 2013
Net income attributable to Engility	$13,161	$12,008	$32,937	$38,848

Weighted average number of shares outstanding – Basic	17,151	16,915	17,080	16,855
Dilutive effect of share-based compensation outstanding after application of the treasury stock method	914	855	914	737
Weighted average number of shares – Diluted	18,065	17,770	17,994	17,592

Earnings per share attributable to Engility
Basic	$0.77	$0.71	$1.93	$2.30
Diluted	$0.73	$0.68	$1.83	$2.21

2.	New Accounting Pronouncements

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718) - Accounting for Share-based Payments when Terms of an award Provide That a Performance Target Could be Achieved after the Requisite Service Period. The Amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We do not expect this pronouncement to have a material impact on our financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances.  The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter.  Early application is permitted.  We do not believe the adoption of this guidance will have a significant impact on our consolidated financial statements.

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
We are in the process of finalizing the valuation of the DRC-related assets acquired and liabilities assumed, including evaluating lease values and recovery of assets. The preliminary allocation of purchase price is as follows:

Cash consideration	$207,250

Receivables	$43,246
Other current assets	2,135
Property, plant and equipment	8,604
Other assets	5,985
Accounts payable, trade	(15,436)
Accrued employment costs	(16,845)
Accrued expenses	(4,735)
Advance payments and billings in excess of costs incurred	(309)
Deferred income taxes, current and income taxes payable	1,208
Other current liabilities	(4,041)
Income tax payable	(800)
Other long-term liabilities	(24,912)
Identifiable intangible assets	46,200
Goodwill	166,950
$207,250
The goodwill arising from the DRC acquisition consists largely of the specialized nature of the workforce as well as the synergies and economies of scale expected from combining the operations of Engility and DRC and its subsidiaries. The goodwill arising from the DRC acquisition is not tax deductible.
The valuation of of the identified intangible assets acquired is summarized below:

	Useful Life (years)
Customer contractual relationships	16	$42,100
Contractual backlog	1	4,100
Total intangible assets		$46,200
From the date of acquisition, January 31, 2014, through September 30, 2014, DRC generated $164 million of revenue.

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

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 27, 2013	September 30, 2014	September 27, 2013
Revenue	$345,061	$406,830	$1,068,450	$1,291,510
Net income attributable to Engility	$13,786	$13,345	$34,493	$37,510

Earnings per share attributable to Engility
Basic	$0.80	$0.79	$2.02	$2.23
Diluted	$0.76	$0.75	$1.92	$2.13

4.	Receivables
Our receivables principally relate to contracts with the U.S. Government and prime contractors or subcontractors of the U.S. Government. The components of contract receivables are presented in the table below.

	As of September 30, 2014	As of December 31, 2013
Billed receivables	$96,998	$126,041
Unbilled receivables	193,378	161,641
Allowance for doubtful accounts	(1,413)	(1,410)
Total receivables, net	$288,963	$286,272

5.	Goodwill and Identifiable Intangible Assets
Goodwill: In accordance with the accounting standards for business combinations, we record the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition (commonly referred to as the purchase price allocation). Goodwill was $645 million and $478 million at September 30, 2014 and December 31, 2013, respectively. Goodwill increased by $2 million during the nine months ended September 30, 2014 as we refined the opening balance sheet for the DRC acquisition. As of September 30, 2014, the goodwill attributable to DRC was $167 million.

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

Identifiable Intangible Assets: Information on our identifiable intangible assets that are subject to amortization is presented in the table below.

		September 30, 2014			December 31, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)
Customer contractual relationships	26	$220,730	$94,698	$126,032	$178,630	$86,438	$92,192
Favorable leasehold interests	4	1,827	1,827	—	1,827	1,814	13
Contractual Backlog	1	4,100	2,733	1,367	—	—	—
Total		$226,657	$99,258	$127,399	$180,457	$88,252	$92,205
Our amortization expense recorded for our identifiable intangible assets is presented in the table below.

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 27, 2013	September 30, 2014	September 27, 2013
Amortization expense	$3,851	$2,181	$11,006	$6,542

6.	Share-Based Compensation
For the nine months ended September 30, 2014
Performance Shares: During the nine months ended September 30, 2014, we granted 102,961 performance shares at target level of 100% (205,922 shares at the maximum performance level) to certain of our employees with a weighted average share price of $56.14. Performance shares cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2014. The number of shares of our common stock that are ultimately vested and retained in respect of these performance shares will range from 0% to 200% of the target grant amount depending on the Company’s performance against a peer group, as approved by the Compensation Committee of our Board of Directors, based on the following two metrics, each of which are weighted equally: relative revenue (based on a compounded annual growth rate) and relative total stockholder return (TSR). No shares will vest, including with respect to relative revenue, if we do not achieve at least a threshold level of performance for TSR.
Restricted Stock Units: During the nine months ended September 30, 2014, we granted 74,086 Restricted Stock Units (RSUs) to certain of our employees with a weighted average share price of $44.33. 68,633 of these RSUs vest ratably over a term of three years from the grant date, 25% on the first anniversary of the grant date, 25% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. 1,217 of these RSUs cliff vest on the third anniversary of the grant date. 4,236 of these RSUs, which were only provided to non-executive employees, cliff vest on the first anniversary of the grant date. These RSUs automatically convert into shares of Engility common stock upon vesting, and are subject to forfeiture until certain restrictions have lapsed.
During the nine months ended September 30, 2014, we granted 11,790 RSUs to the non-management members of our Board of Directors with a weighted average grant date fair value of $38.16 per share. These RSUs vest after one year from the grant date, but will not be converted to shares of Engility common stock until the earlier of (i) the date on which the person ceases to be a director of the company or (ii) a change of control of the Company.
For the nine months ended September 27, 2013
Performance Shares: During the nine months ended September 27, 2013, we granted 152,510 performance shares at target level of 100% (305,020 shares at the maximum performance level) to certain of our employees with a weighted average share price of $28.24. Performance shares cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2013. The number of shares of our common stock that are ultimately vested and retained in respect of these performance shares will range from 0% to 200% of the target grant amount depending on the Company’s performance against a peer group, as approved by the Compensation Committee of our Board of Directors, based on the following two metrics, each of which are weighted equally: relative revenue (based on a compounded

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

annual growth rate) and relative TSR. No shares will vest, including with respect to relative revenue, if we do not achieve at least a threshold level of performance for TSR.
Restricted Stock Units: During the nine months ended September 27, 2013, we granted 200,745 RSUs to certain of our employees with a weighted average share price of $24.04. 101,670 of these RSUs vest ratably over a term of three years from the grant date, 25% on the first anniversary of the grant date, 25% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. The remaining 99,075 RSUs, which were only provided to non-executive employees, cliff vest on the third anniversary of the grant date.
During the nine months ended September 27, 2013, we granted 18,498 RSUs to the non-management members of our Board of Directors with a weighted average grant date fair value of $24.32 per share. These RSUs vest after one year from the grant date, but will not be converted to shares of Engility common stock until the earlier of (i) the date on which the person ceases to be a director of the company or (ii) a change of control of the Company.

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
Our funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Additional amounts are contributed to assure that plan assets will be adequate to provide retirement benefits. During the nine months ended September 30, 2014, we paid $1 million to fund the pension plan. We expect to make an additional contribution of $1 million during the remainder of 2014 to fund the pension plan.
The components of net periodic pension income for the Pension Plan for the three and nine months ended September 30, 2014 are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Interest cost on projected benefit obligation	$979	$2,610
Expected return on plan assets	(1,457)	(3,883)
Net periodic pension expense	$(478)	$(1,273)

8.	Debt
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
Maturity, Interest Rate and Fees. All borrowings under the 2013 Credit Facility bear interest at a variable rate per annum equal to an applicable margin, plus, at our option (other than for swing line loans), either (1) a base rate determined by reference to the highest of (a) the prime rate of Bank of America, N.A., (b) the federal funds effective rate plus 0.50% and (c) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period of one month plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing. All swing line loans bear interest at a variable rate per annum equal to an applicable margin, plus a base rate determined as described in the immediately preceding sentence. The applicable margins for the borrowings under the 2013 Credit Facility depend on the consolidated leverage ratio of Engility Holdings, Inc., Engility Corporation and its subsidiaries. The applicable LIBOR margin varies between 2.25% and 3.25%, and the applicable base rate margin varies between 1.25% and 2.25%. During the three months ended September 30, 2014, we had a weighted average outstanding loan balance of $344 million, which accrued interest at a weighted average borrowing rate of approximately 2.98%. During the nine months ended September 30, 2014, we had a weighted average outstanding loan balance of $349 million, which accrued interest at a weighted average borrowing rate of approximately 2.89%.
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
Covenants and Events of Default. The 2013 Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to incur additional indebtedness; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or other indebtedness; make investments, loans and acquisitions; create

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

restrictions on the payment of dividends or other amounts by Engility Corporation’s subsidiaries to Engility Corporation or to any guarantor; engage in transactions with Engility Corporation’s affiliates; sell assets; materially alter the business Engility Corporation conducts; consolidate, merge, dissolve or wind up our business; incur liens; and prepay or amend subordinated or unsecured debt. Engility Holdings, Inc. is also subject to a passive holding company covenant that limits our ability to engage in certain activities. In addition, the 2013 Credit Facility requires that Engility Corporation maintain a minimum consolidated debt service coverage ratio of no less than 1.25:1.00 as of the end of any fiscal quarter of Engility Corporation, and as a result of the DRC acquisition a maximum consolidated leverage ratio of no greater than 3.75:1.00 as of the end of any fiscal quarter of Engility Corporation, with step-downs to 3.50:1.00 beginning with the fiscal quarter ending December 31, 2014, 3.25:1.00 beginning with the fiscal quarter ending March 31, 2015, and 3.00:1.00 beginning with the fiscal quarter ending December 31, 2015. We believe our most restrictive covenant under the 2013 Credit Facility is the maximum consolidated leverage ratio, which as of September 30, 2014 was 2.26:1.00. The Consolidated Leverage Ratio is the ratio of (a) (i) Consolidated Funded Indebtedness as of such date minus (ii) the Designated Cash Balances as of such date to (b) Consolidated EBITDA (as such terms are defined in the 2013 Credit Facility) for the period of the four fiscal quarters most recently ended. The 2013 Credit Facility also contains customary provisions relating to the events of default. As of September 30, 2014, we were in compliance with the covenants under the 2013 Credit Facility.
The carrying value of the principal amount outstanding under the term loan, which approximates fair value, was $262 million as of September 30, 2014. The fair value of the term loan is based on interest rates prevailing on debt with substantially similar risks, terms and maturities and is considered to be a Level 3 input, measured under U.S. GAAP hierarchy. As of September 30, 2014, we had $60 million outstanding on our revolving line of credit and our availability under the revolving portion of the 2013 Credit Facility was $209 million.

9.	Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements At September 30, 2014
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

10.	Realignment, Integration, and Restructuring Costs
2014 Costs
During the nine months ended September 30, 2014 in conjunction with the integration of DRC and our move to a customer focused model, we incurred $1 million in restructuring costs, including costs related to workforce reduction.
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
The activity and balance of the restructuring liability account for the nine months ended September 30, 2014 were as follows:

	Severance and Related Costs	Accrued Lease, Professional and Other Fees	Total
Balance as of January 1, 2013	$4,234	$1,036	$5,270
Additions	406	7,533	7,939
Adjustments	(544)	—	(544)
Cash payments	(3,759)	(1,036)	(4,795)
Balance as of December 31, 2013	$337	$7,533	$7,870
Additions	1,134	—	1,134
Cash payments	(592)	(1,125)	(1,717)
Balance as of September 30, 2014	$879	$6,408	$7,287
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

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

In accordance with the accounting standard for contingencies, we record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. Generally, the loss is recorded for the amount we expect to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are recorded in other current liabilities in the consolidated balance sheets. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At December 31, 2013 and September 30, 2014, we did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. We believe we have recorded adequate provisions for our litigation matters. We review these provisions quarterly and adjust these provisions to reflect the effect of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter.
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
The effective tax rate for the three months ended September 30, 2014 was 39.0% as compared to 38.2% for the three months ended September 27, 2013. The increase in the effective tax rate was due to an increase in nondeductible DRC acquisition costs previously estimated for the year ended December 31, 2013 and finalized with our 2013 tax return, which was filed during the three months ended September 30, 2014, as compared to the three months ended September 27, 2013.
The effective tax rate for the nine months ended September 30, 2014 was 39.1% as compared to 38.8% for the nine months ended September 27, 2013.

13.	Subsequent Event
On October 28, 2014, we announced that we have entered into a definitive agreement to acquire privately-held TASC, a leading professional services provider to the national security and public safety markets, in an all-stock transaction valued at approximately $1.1 billion, including the assumption of net debt.  The transaction is expected to close in the first quarter of 2015, subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions.

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
Engility, through its subsidiaries and their predecessors, has provided mission-critical services to the U.S. Government for over six decades. Our primary customers include the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Agency for International Development (USAID), U.S. Department of State (DoS), Federal Aviation Administration (FAA), U.S. Department of Homeland Security (DHS), U.S. Department of Veterans Affairs, and allied foreign governments. We attribute the strength of our customer relationships to our singular focus on services, our strengths in program planning and management, superior past performance, and the experience of our people and their commitment to our customers’ missions.
Executive Summary
Our revenue is spread over a diverse mix of activities and services with no single program accounting for more than 10% of our revenue during any of the three or nine months ended September 30, 2014 and September 27, 2013.  Revenue for the third quarter of 2014 was $345 million, an increase of $6 million compared to the corresponding period in fiscal 2013. This increase was primarily the result of $21 million in increased Federal civilian revenue, offset in part by a $11 million decrease in DoD-related revenues. The increase in Federal civilian revenue was primarily driven by $24 million of DRC-related contract revenue as a result of the DRC acquisition in January 2014, offset in part by a reduction of $3 million in legacy Engility Federal civilian contracts for the three months ended September 30, 2014 as compared to the three months ended September 27, 2013. The decrease in DoD-related revenues was primarily the result of a reduction of (i) $21 million related to the drawdown in Afghanistan and (ii) $24 million in other legacy Engility DoD program revenue, offset in part by $35 million of DRC-related DoD revenues.
Selling, general and administrative expenses for the third quarter of 2014 were $25 million, an increase of $5 million compared with the third quarter of 2013. The increase in selling, general and administrative expenses primarily resulted from $3 million of integration, and amortization costs relating to our acquisition of DRC in January 2014, $1 million of restructuring costs, and $1 million of additional expense related to DRC for the three months ended September 30, 2014.
Operating income for the third quarter of 2014 was $27 million, reflecting a decrease of $3 million compared to the corresponding period in fiscal 2013. The change was driven primarily by lower revenue, particularly on our higher margin Afghanistan contracts, as well as the increase in selling, general and administrative expenses discussed above. The decrease in operating income and operating margin was primarily due to the decline in revenue and the additional $5 million of selling, general and administrative expenses discussed above, offset in part by an increase in gross margin. Our operating margins continue to improve as we integrate DRC.
Economic Opportunities, Challenges, and Risks
We generate substantially all of our revenue from contracts with the U.S. Government. For the nine months ended September 30, 2014, 64% of our total revenues were from contracts with the DoD. This compared to 71% for the nine months ended September 27, 2013. The decrease in DoD-related revenue reflects our strategy to increase our presence in the federal civilian and non-defense-related contracts, in anticipation of continued declines in overall defense-related spending. This strategy is highlighted by our January 2014 acquisition of DRC, which currently generates approximately 40% of its revenue from non-DoD customers.
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
Despite the budget and competitive pressures impacting the industry, we believe that our focus on reducing costs and increasing our presence in enduring markets has positioned us to expand our customer penetration and benefit from opportunities that we have not previously pursued. We will also seek to continue to add necessary scale and competencies to our business through selective acquisitions, as evidenced by our acquisition of DRC. Going forward, we expect companies in our industry will continue to use acquisitions for similar reasons, and the dynamics associated with the current decline in U.S. Government budgets and funding for services could lead to continued consolidation in our industry. We believe long-term competitiveness will likely require companies to offer highly specialized, enduring capabilities in niche markets and/or have sufficient breadth and size to weather future market volatility while continuing to provide cost-effective services.
DRC Acquisition
On January 31, 2014, we completed the acquisition of DRC, a U.S. Government services, information technology and management consulting firm with leading capabilities in healthcare, homeland security, research and development, C4ISR and financial regulation and reform.
TASC Acquisition
On October 28, 2014, we announced that we have entered into a definitive agreement to acquire privately-held TASC, a leading professional services provider to the national security and public safety markets, in an all-stock transaction valued at approximately $1.1 billion, including the assumption of net debt.  The transaction is expected to close in the first quarter of 2015, subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions.

Key Performance Indicators
Funded Backlog

	As of
	September 30, 2014	December 31, 2013
	(in millions)
Funded backlog	$587	$602
We define funded backlog as the value of funded orders received from customers, less the cumulative amount of revenue recognized on such orders.

Funded Orders and Book-to-Bill

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 27, 2013	September 30, 2014	September 27, 2013
	(in millions)
Funded orders	$410	$263	$919	$795

Book-to-Bill	1.2	0.8	0.9	0.7
On a trailing-twelve month basis, our contract funded orders were approximately $1.3 billion, representing a book-to-bill ratio of 0.9x.
We define funded orders as orders received during the current period less orders that have been canceled or reduced. This term could also be defined as “net orders.”
We define orders as the value of contract awards received for which funds have been appropriated.
Our book-to-bill ratio is calculated as funded orders divided by revenue.
Days Sales Outstanding
Days sales outstanding (DSO) as of September 30, 2014 was 70 days as compared to 73 days as of December 31, 2013.
DSO is calculated as net receivables less advance payments and billings in excess of costs incurred, divided by daily revenue (total revenue for the quarter divided by 90 days).

Revenue by Contract Type

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 27, 2013	September 30, 2014	September 27, 2013
Cost-plus	44.8%	52.0%	46.4%	52.4%
Time-and-material	28.3	26.6	27.6	26.2
Fixed price	26.9	21.4	26.0	21.4
Total	100.0%	100.0%	100.0%	100.0%
Prime Contractor Revenue

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 27, 2013	September 30, 2014	September 27, 2013
Prime	81.0%	78.2%	76.1%	72.1%
Subcontractor	19.0	21.8	23.9	27.9
Total	100.0%	100.0%	100.0%	100.0%
Revenue by Customer

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 27, 2013	September 30, 2014	September 27, 2013
Department of Defense	63.6%	67.9%	63.5%	70.9%
Federal Civilian	35.1	29.5	33.9	26.4
Commercial and other	1.3	2.6	2.6	2.7
Total	100.0%	100.0%	100.0%	100.0%

The significant changes in revenue percentages for contract type, prime contractor, and customer for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 27, 2013 are primarily a result of the DRC acquisition.

Results of Operations — Three Months Ended September 30, 2014 Compared to Three Months Ended September 27, 2013
The following information should be read in conjunction with our Unaudited Consolidated Financial Statements included herein.
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
The table below provides our selected financial data for the three months ended September 30, 2014 and September 27, 2013.

	Three Months Ended
	September 30, 2014		September 27, 2013		Dollar Change	Percentage Change
	(in thousands except percentages)
Total revenue	$345,061	100.0%	$339,302	100.0%	$5,759	1.7%
Costs and expenses
Cost of revenue	$293,039	84.9%	$289,280	85.3%	$3,759	1.3%
Selling, general and administrative expenses	$25,255	7.3%	$19,901	5.8%	$5,354	26.9%
Total costs and expenses	$318,294	92.2%	$309,181	91.1%	$9,113	2.9%
Operating income	$26,767	7.8%	$30,121	8.9%	$(3,354)	(11.1)%

Interest expense, net	$3,342	1.0%	$7,558	2.2%	$(4,216)	(55.8)%

Income before income taxes	$23,358	6.8%	$22,756	6.7%	$602	2.6%
Provision for income taxes	$9,115	2.7%	$8,699	2.6%	$416	4.8%
Net income	$14,243	4.1%	$14,057	4.1%	$186	1.3%
Effective tax rate after discrete items	39.0%		38.2%

Net income	$14,243	4.1%	$14,057	4.1%	$186	1.3%
Less: Net income attributable to non-controlling interest	$1,082	0.3%	$2,049	0.6%	$(967)	(47.2)%
Net income attributable to Engility	$13,161	3.8%	$12,008	3.5%	$1,153	9.6%
Revenue: For the three months ended September 30, 2014, revenue was $345 million, which included $61 million from DRC, versus $339 million for the three months ended September 27, 2013. In total, revenue increased $6 million, or 1.7%, compared to the three months ended September 27, 2013. This increase was primarily the result of $21 million in increased Federal civilian revenue, as a result of the DRC acquisition in January 2014, offset in part by a $11 million decrease in DoD-related revenues. The increase in Federal civilian revenue was primarily driven by $24 million of DRC-related contract revenue offset in part by a reduction of $3 million in legacy Engility Federal civilian contracts for the three months ended September 30, 2014 as compared to the three months ended September 27, 2013. The decrease in DoD-related revenues was primarily the result of  a reduction of (i) $21 million related to the drawdown in Afghanistan and (ii) $24 million in other legacy Engility DoD program revenue, offset in part by $35 million of DRC-related DoD revenues.
Cost of revenue: Total cost of revenue was $293 million for the three months ended September 30, 2014, an increase of 1.3%, compared to $289 million for the three months ended September 27, 2013. Cost of revenue as a percentage of total revenue decreased to 84.9% for the three months ended September 30, 2014, compared to 85.3%

for the three months ended September 27, 2013. The decrease in cost of revenue as a percentage of total revenue was primarily due to increased efficiencies in our fixed price labor contracts, spread over a higher concentration of fixed price contracts resulting mostly from the DRC acquisition.
Selling, general and administrative expenses: For the three months ended September 30, 2014, selling, general and administrative expenses were $25 million, compared to $20 million for the three months ended September 27, 2013. Selling, general and administrative expenses as a percentage of revenue increased to 7.3% for the three months ended September 30, 2014, compared to 5.8% for the three months ended September 27, 2013. The increase in selling, general and administrative expenses, including as a percentage of revenue, primarily resulted from $3 million of integration, and amortization expense related to our acquisition of DRC, $1 million of restructuring costs, and $1 million of additional ongoing expenses related to DRC for the three months ended September 30, 2014.
Operating income and operating margin: Operating income for the three months ended September 30, 2014 was $27 million, a decrease of $3 million compared to the three months ended September 27, 2013. Operating margin decreased to 7.8% for the three months ended September 30, 2014, compared to 8.9% for the three months ended September 27, 2013. The decrease in operating income and operating margin was primarily due to the additional $5 million of selling, general and administrative expenses described above, partially offset by an increase in gross margin, which is the excess of revenue over cost of revenue.
Interest expense: During the three months ended September 30, 2014, net interest expense was $3 million compared with $8 million net interest expense for the three months ended September 27, 2013, which included an expense of $4 million of previously capitalized bank fees related to the refinancing. The reduction in interest expense was primarily due to a reduction in interest rates resulting from our 2013 debt refinancing and lower debt fee amortization.
During the three months ended September 30, 2014, we had a weighted average outstanding loan balance of $344 million, which accrued interest at a weighted average borrowing rate of approximately 2.98%.
During the three months ended September 27, 2013, we had a weighted average outstanding loan balance of $282 million, which accrued interest at a weighted average borrowing rate of approximately 4.50%.
Effective income tax rate: The effective tax rate including discrete items for the three months ended September 30, 2014 was 39.0%, compared to 38.2% for the three months ended September 27, 2013. The increase in the effective tax rate was due to an increase in nondeductible DRC acquisition costs previously estimated for the year ended December 31, 2013 and finalized with our 2013 tax return, which was filed during the three months ended September 30, 2014, as compared to the three months ended September 27, 2013.
Net income attributable to Engility: Net income attributable to Engility was $13 million and $12 million for the three months ended September 30, 2014 and September 27, 2013, respectively. The increase of $1 million in net income attributable to Engility during the three months ended September 30, 2014 as compared to the three months ended September 27, 2013 was primarily due to decreased operating income offset by reduced interest expense on our outstanding debt and reduced income on our non-controlling interest.

Results of Operations — Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 27, 2013
The following information should be read in conjunction with our Unaudited Consolidated Financial Statements included herein.
The table below provides our selected financial data for the nine months ended September 30, 2014 and September 27, 2013.

	Nine Months Ended
	September 30, 2014		September 27, 2013		Dollar Change	Percentage Change
	(in thousands except percentages)
Total revenue	$1,047,575	100.0%	$1,078,309	100.0%	$(30,734)	(2.9)%
Costs and expenses
Cost of revenue	$897,114	85.6%	$932,874	86.5%	$(35,760)	(3.8)%
Selling, general and administrative expenses	$80,897	7.8%	$56,134	5.2%	$24,763	44.1%
Total costs and expenses	$978,011	93.4%	$989,008	91.7%	$(10,997)	(1.1)%
Operating income	$69,564	6.6%	$89,301	8.3%	$(19,737)	(22.1)%

Interest expense, net	$9,538	0.9%	$19,099	1.8%	$(9,561)	(50.1)%

Income before income taxes	$60,006	5.7%	$70,468	6.5%	$(10,462)	(14.8)%
Provision for income taxes	$23,454	2.2%	$27,344	2.5%	$(3,890)	(14.2)%
Net income	$36,552	3.5%	$43,124	4.0%	$(6,572)	(15.2)%
Effective tax rate after discrete items	39.1%		38.8%

Net income	$36,552	3.5%	$43,124	4.0%	$(6,572)	(15.2)%
Less: Net income attributable to non-controlling interest	$3,615	0.4%	$4,276	0.4%	$(661)	(15.5)%
Net income attributable to Engility	$32,937	3.1%	$38,848	3.6%	$(5,911)	(15.2)%
Revenue: For the nine months ended September 30, 2014, revenue was $1,048 million, which included $164 million from DRC, versus $1,078 million for the nine months ended September 27, 2013. In total, revenue declined $31 million, or 2.9%, compared to the nine months ended September 27, 2013. This decrease was primarily the result of $99 million in decreased DoD-related revenue, offset in part by a $71 million increase in Federal civilian-related revenues.  The decrease in DoD-related revenues was primarily the result of  a reduction of (i) $87 million related to the drawdown in Afghanistan and (ii) $106 million in other legacy Engility DoD program revenue, offset in part by $93 million of DRC-related DoD revenues. The increase in Federal civilian revenue was primarily driven by $65 million of DRC-related contract revenue and an increase of $6 million in legacy Engility Federal civilian contracts for the nine months ended September 30, 2014 as compared to the nine months ended September 27, 2013.
Cost of revenue: Total cost of revenue was $897 million for the nine months ended September 30, 2014, a decrease of 3.8%, compared to $933 million for the nine months ended September 27, 2013. Cost of revenue as a percentage of total revenue decreased to 85.6% for the nine months ended September 30, 2014 as compared to 86.5% for the nine months ended September 27, 2013. The decrease in cost of revenue as a percentage of total revenue was primarily due to increased efficiencies in our fixed price labor contracts, spread over a higher concentration of fixed price contracts resulting mostly from the DRC acquisition.
Selling, general and administrative expenses: For the nine months ended September 30, 2014, selling, general and administrative expenses were $81 million, compared to $56 million for the nine months ended September 27, 2013. Selling, general and administrative expenses as a percentage of revenue increased to 7.8% for the nine months ended September 30, 2014, compared to 5.2% for the nine months ended September 27, 2013. The increase in selling, general and administrative expenses, including as a percentage of revenue, primarily resulted from $12 million of acquisition, integration, and amortization expense related to DRC, $1 million of restructuring costs, $5 million of additional bid and proposal costs, and $5 million of additional ongoing expenses related to DRC for the nine months ended September 30, 2014. These costs were partially offset by a reduction in legal and settlement costs of $3 million compared to the prior year period.
Operating income and operating margin: Operating income for the nine months ended September 30, 2014 was $70 million, a decrease of $20 million compared to the nine months ended September 27, 2013. The operating margin decreased to 6.6% for the nine months ended September 30, 2014, compared to 8.3% for the nine months ended September 27, 2013. The decrease in operating income and operating margin was primarily due to the $25 million of additional selling, general and administrative expenses described above and partially offset by an increase in gross margin.
Interest expense: During the nine months ended September 30, 2014, net interest expense was $10 million compared with net interest expense of $19 million for the nine months ended September 27, 2013, which included an expense of $4 million of previously capitalized bank fees related to the refinancing. The reduction in interest expense was primarily due to a reduction in interest rates resulting from our 2013 debt refinancing and lower debt fee amortization.
During the nine months ended September 30, 2014, we had a weighted average outstanding loan balance of $349 million, which accrued interest at a weighted average borrowing rate of approximately 2.89%.
During the nine months ended September 27, 2013, we had a weighted average outstanding loan balance of $313 million, which accrued interest at a weighted average borrowing rate of approximately 5.3%.
Effective income tax rate: The effective tax rate for the nine months ended September 30, 2014 was 39.1% as compared to 38.8% for the nine months ended September 27, 2013.
Net income attributable to Engility: Net income attributable to Engility was $33 million and $39 million for the nine months ended September 30, 2014 and September 27, 2013, respectively. The decrease of $6 million in net income attributable to Engility during the nine months ended September 30, 2014 as compared to the nine months ended September 27, 2013 was primarily due to decreased operating income offset by reduced interest expense on our outstanding debt.
Liquidity and Capital Resources
Our primary cash needs are for working capital, debt service, and strategic investments or acquisitions. Under our 2013 Credit Facility, our required principal payment is $3 million per quarter. We currently believe that our cash from operations, together with our cash on hand and available borrowings under the 2013 Credit Facility are adequate to fund our operating needs for at least the next twelve months. As of September 30, 2014, our availability under the revolving portion of our 2013 Credit Facility was $209 million (net of outstanding letters of credit).
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
The total amount of our accounts receivable can vary significantly over time, but is generally very sensitive to recent revenue levels. Total accounts receivable typically range from 70 to 80 DSO, calculated on trailing three months of revenue. Our DSO was 70 and 73 days as of September 30, 2014 and December 31, 2013, respectively. DSO decreased primarily due to successful collection activities during the quarter ended September 30, 2014.

This table represents cash flows from continuing operations for the periods indicated.

	Nine Months Ended
	September 30, 2014	September 27, 2013
	(in thousands)
Net cash provided by operating activities	$80,485	$109,516
Net cash used in investing activities	(210,015)	(1,470)
Net cash provided by (used in) financing activities	119,259	(110,744)
Net change in cash and cash equivalents	$(10,271)	$(2,698)
Cash from Operating Activities
We generated $80 million of cash from operating activities during the nine months ended September 30, 2014 compared with $110 million during the nine months ended September 27, 2013. For the nine months ended September 30, 2014, net income and non-cash items added $59 million to cash from operations as compared to $63 million for the nine months ended September 27, 2013. Net working capital changes for the nine months ended September 30, 2014, increased cash from operations by $21 million as compared to $47 million for the nine months ended September 27, 2013.
Cash from Investing Activities
During the nine months ended September 30, 2014, cash used in investing activities consisted primarily of approximately $207 million for the acquisition of DRC. Cash used for capital expenditures was $3 million for nine months ended September 30, 2014 compared to $1 million for the nine months ended September 27, 2013.
Cash from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2014 was $119 million, primarily due to net borrowings of $125 million which consisted of $190 million borrowed to finance the DRC acquisition and offset by $65 million of debt repayments. Net cash used by financing activities for the nine months ended September 27, 2013 was $111 million, primarily due to net debt repayments of $105 million.
Credit Facility
2013 Credit Facility
For a summary of the terms of our 2013 Credit Facility, see Note 8 to the accompanying Unaudited Consolidated Financial Statements.
We currently have $60 million outstanding on our revolving line of credit and our availability under the revolving portion of the 2013 Credit Facility was $209 million as of September 30, 2014, net of outstanding letters of credit. As of September 30, 2014, our total outstanding principal balance under the 2013 Credit Facility was $322 million.

	September 30, 2014	December 31, 2013	Change in Net Debt
	(in thousands)
Debt
Term loan balance	$262,188	$197,500	$64,688
Revolver loan balance	60,000	—	60,000
Total debt	$322,188	$197,500	$124,688
Available Liquidity
Cash	$18,732	$29,003	$(10,271)
Revolver loan availability	208,946	248,000	(39,054)
Total available liquidity	$227,678	$277,003	$(49,325)

On August 9, 2013, we terminated the 2012 Credit Facility and entered into the 2013 Credit Facility. See Note 8 to the accompanying Unaudited Consolidated Financial Statements.
Contractual Obligations
As of September 30, 2014, other than the additional debt incurred with our acquisition of DRC as described above and in Note 8 to the accompanying Unaudited Consolidated Financial Statements contained in this Form 10-Q, there were no material changes in our contractual obligations from those disclosed in the 2013 Form 10-K.
Off-Balance Sheet Arrangements
At September 30, 2014, we had no significant off-balance sheet arrangements.
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
Forward-looking statements involve risks, uncertainties and assumptions. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: (a) the loss or delay of a significant number of our contracts; (b) a decline in or a redirection of the U.S. budget for government services, including in particular the U.S. defense budget; (c) future shutdowns of the U.S. Government, or a failure of the U.S. Congress to approve increases to the federal debt ceiling; (d) the Department of Defense’s wide-ranging efficiencies initiative, which targets affordability and cost growth; (e) the intense competition for contracts in our industry, as well as the frequent protests by unsuccessful bidders; (f) our indefinite delivery, indefinite quantity (IDIQ) contracts, which are not firm orders for services, and could generate limited or no revenue; (g) our government contracts, which contain unfavorable termination provisions and are subject to audit and modification; (h) the mix of our cost-plus, time-and-material and fixed-price type contracts; (i) our ability to attract and retain key management and personnel; (j) the impairment of our goodwill, which represents a significant portion of the assets on our balance sheet; (k) changes in regulations or any negative findings from a U.S. Government audit or investigation; (l) current and future legal and regulatory proceedings; (m) risks associated with our international operations; (n) information security threats and other information technology disruptions; (o) integration, operational and other risks related to our January 2014 acquisition of Dynamics Research Corporation (DRC); (p) the level of indebtedness that we incurred in connection with the acquisition of DRC, our ability to comply with the terms of our debt agreements and our ability to finance our future operations, if necessary; (q) U.S. Federal income tax liabilities that relate to the distribution in the spin-off of Engility from L-3; (r) with respect to the TASC acquisition, (i) the ability of the parties to consummate the TASC acquisition in a timely manner or at all; (ii) satisfaction of the conditions precedent to consummation of the TASC acquisition, including the ability to secure regulatory approvals in a timely manner or at all, and approval by Engility’s stockholders; (iii) the possibility of litigation (including related to the transaction itself); the ability to successfully integrate operations, technology and employees and realize synergies, growth and tax assets from the TASC acquisition; (iv) unknown, underestimated or undisclosed commitments or liabilities; and (v) the potential impact of the announcement or consummation of the proposed transactions on the parties’ relationships with third parties; and (s) other factors set forth under the heading “Risk Factors” in the 2013 Form 10-K and other documents we file with the SEC. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.
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
Our exposure to market risk relates to changes in interest rates for borrowings under our 2013 Credit Facility. A hypothetical 1% increase in interest rates would have increased our interest expense by approximately $1 million for the three months ended September 30, 2014 and likewise decreased our income and cash flows.
A hypothetical 1% increase in interest rates would have increased our interest expense by approximately $3 million for the nine months ended September 30, 2014 and likewise decreased our income and cash flows.
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
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based upon that evaluation, our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of September 30, 2014, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

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
Date: October 28, 2014

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
*    Filed herewith
**    Filed electronically with this report