Form 10-Q
period 2015-03-31
Engility Holdings, Inc.
filed 2015-05-12
CIK 1544229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 36,752,262 shares of Engility Holdings, Inc. common stock with a par value of $0.01 per share outstanding as of the close of business on May 4, 2015.

ENGILITY HOLDINGS, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ENGILITY HOLDINGS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of March 31, 2015	As of December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$32,223	$7,123
Receivables, net	434,738	286,403
Prepaid and deferred income taxes, current	33,890	296
Other current assets	31,980	27,488
Total current assets	532,831	321,310
Property, plant and equipment, net	34,009	19,839
Goodwill	1,383,518	644,554
Identifiable intangible assets, net	477,403	123,549
Deferred tax assets	178,092	4,793
Other assets	27,168	8,591
Total assets	$2,633,021	$1,122,636
Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$8,447	$13,750
Accounts payable, trade	65,154	49,121
Accrued employment costs	99,278	47,824
Accrued expenses	101,231	71,582
Advance payments and billings in excess of costs incurred	42,124	22,300
Deferred income taxes, current and income taxes payable	551	9,810
Other current liabilities	55,703	21,098
Total current liabilities	372,488	235,485
Long-term debt	1,181,576	279,500
Income tax payable	82,580	79,713
Other liabilities	74,465	51,185
Total liabilities	$1,711,109	$645,883
Commitments and contingencies (see Note 11)
Equity:
Preferred stock, par value $0.01 per share, 25,000 shares authorized, none issued or outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, par value $0.01 per share, 175,000 shares authorized, 36,715 and 17,592 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	367	176
Additional paid-in capital	1,228,219	770,764
Accumulated deficit	(308,910)	(295,543)
Accumulated other comprehensive income	(8,865)	(9,018)
Non-controlling interest	11,101	10,374
Total equity	921,912	476,753
Total liabilities and equity	$2,633,021	$1,122,636
See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenue	$402,647	$338,824
Costs and expenses
Cost of revenue	343,465	292,389
Selling, general and administrative expenses	58,879	26,750
Total costs and expenses	402,344	319,139
Operating income	303	19,685
Interest expense, net	18,594	3,057
Other expenses, net	(27)	—
Income (loss) before income taxes	(18,318)	16,628
Provision (benefit) for income taxes	(5,677)	6,811
Net income (loss)	(12,641)	9,817
Less: Net income attributable to non-controlling interest	726	946
Net income (loss) attributable to Engility	$(13,367)	$8,871

Earnings (loss) per share attributable to Engility
Basic	$(0.55)	$0.52
Diluted	$(0.55)	$0.50

Weighted average number of shares outstanding
Basic	24,379	16,993
Diluted	24,379	17,894
See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net income (loss)	$(12,641)	$9,817

Pension liability adjustment, net of tax benefit of $97, $0, respectively	153	—

Comprehensive income (loss)	(12,794)	9,817

Less: Net income attributable to non-controlling interest	726	946

Comprehensive income (loss) attributable to Engility	$(13,520)	$8,871
See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31, 2015	March 31, 2014
Operating activities:
Net income (loss)	$(12,641)	$9,817
Share-based compensation	5,293	2,727
Depreciation and amortization	8,457	4,643
Amortization of bank debt fees	5,724	405
Deferred income taxes	9,049	2,195
Changes in operating assets and liabilities, excluding acquired amounts:
Receivables	(363)	1,224
Other assets	144	(2,416)
Accounts payable, trade	(18,370)	1,928
Accrued employment costs	(40,942)	(2,048)
Accrued expenses	(2,871)	(4,656)
Advance payments and billings in excess of costs incurred	1,820	2,104
Other liabilities	(3,009)	(4,241)
Net cash (used in) provided by operating activities	(47,709)	11,682
Investing activities:
Acquisition, net of cash acquired	25,478	(207,250)
Capital expenditures	(246)	(286)
Net cash provided by (used in) investing activities	25,232	(207,536)
Financing activities:
Gross borrowings from issuance of long-term debt	585,000	75,000
Repayment of long-term debt	(337,337)	(3,438)
Gross borrowings from revolving credit facility	107,000	190,500
Repayments of revolving credit facility	(60,000)	(79,500)
Debt issuance costs	(42,425)	(1,106)
Equity issuance costs	(1,725)	—
Proceeds from share-based payment arrangements	279	93
Payment of employee withholding taxes on share-based compensation	(5,953)	(2,353)
Excess tax deduction on share-based compensation	4,138	1,368
Dividends paid	(201,400)	—
Distributions to non-controlling interest member	—	(2,495)
Net cash provided by financing activities	47,577	178,069
Net change in cash and cash equivalents	25,100	(17,785)
Cash and cash equivalents, beginning of period	7,123	29,003
Cash and cash equivalents, end of period	$32,223	$11,218
See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

1.	Basis of Presentation
Description of Business: Engility Holdings, Inc. (Engility) through its predecessors, has provided mission critical services to the U.S. government for over six decades. Engility serves among other federal agencies, the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Agency for International Development (USAID), U.S. Department of State (DoS), Federal Aviation Administration (FAA), Department of Homeland Security (DHS), and allied foreign governments. With Engility's recent acquisition of TASC, Inc. (TASC) on February 26, 2015, Engility further diversified its portfolio to add leading positions with U.S. national security and public safety agencies, including the National Geospatial-Intelligence Agency (NGA), National Security Agency (NSA), Defense Intelligence Agency (DIA), and other intelligence community agencies. Engility also added space-related agencies such as the National Reconnaissance Organization (NRO), National Aeronautical and Space Administration (NASA), and U.S. Air Force. The acquisition of TASC also enhanced Engility's market position with DHS, Defense Threat Reduction Agency (DTRA), FAA, and Missile Defense Agency (MDA).
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
The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. On January 31, 2014, we completed the acquisition of Dynamics Research Corporation (DRC) which is more fully described in Note 3 to the accompanying Unaudited Consolidated Financial Statements. On February 26, 2015, we completed the acquisition of TASC which is more fully described in Note 3 to the accompanying Unaudited Consolidated Financial Statements. These transactions were recorded using the purchase method of accounting; accordingly, DRC's and TASC's financial results are included in the Unaudited Consolidated Financial Statements for the periods subsequent to the acquisition.
The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014 (2014 Form 10-K). In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.
Change in Accounting Principle for Revenue Recognition: As of January 1, 2015, we changed our methodology of recognizing revenue for all of our U.S. government contracts to apply the accounting guidance of Financial Accounting Standards Board (FASB), Accounting Standard Codification (ASC), or ASC, Subtopic 605-35, as directed by ASC Topic 912, which permits revenue recognition on a percentage-of-completion basis. Previously, we applied this guidance only to contracts related to the construction or development of tangible assets. For contracts not related to those activities, we had applied the general revenue recognition guidance of Staff Accounting Bulletin (SAB), Topic 13, “Revenue Recognition.” We believe that the application of contract accounting under ASC 605-35 to all U.S. government contracts is preferable to the application of contract accounting under SAB Topic 13, based on the fact that the percentage of completion model utilized under ASC 605-35 is a recognized accounting model that better reflects the economics of a U.S. government contract during the contract performance period and better aligns Engility’s revenue policy with its peers.
The financial impact resulting from the accounting change was immaterial to our financial statements.
Revenue Recognition: Substantially all of the Company’s revenue is derived from services provided to the U.S. government and its agencies, primarily by the Company’s consulting staff and, to a lesser extent, subcontractors. The Company generates its revenue from the following types of contractual arrangements: cost-reimbursable-plus-fee contracts, time-and-materials contracts, and fixed-price contracts.
Revenue on cost-reimbursable-plus-fee contracts is recognized as services are performed, generally based on the allowable costs incurred during the period plus any recognizable earned fee. The Company considers fixed fees under cost-reimbursable-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For cost-reimbursable-plus-fee contracts that include performance-based fee incentives, which are principally award fee arrangements, the Company recognizes income when such fees are probable and estimable. Estimates of the

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

total fee to be earned are made based on contract provisions, prior experience with similar contracts or clients, and management’s evaluation of the performance on such contracts.
Revenue for time-and-materials contracts is recognized as services are performed, generally on the basis of contract allowable labor hours worked multiplied by the contract-defined billing rates, plus allowable direct costs and indirect cost allocations associated with materials used and other direct expenses incurred in connection with the performance of the contract.
Revenue on fixed-price contracts is recognized using percentage-of-completion based on actual costs incurred relative to total estimated costs for the contract. These estimated costs are updated during the term of the contract, and may result in revision by the Company of recognized revenue and estimated costs in the period in which they are identified. Profits on fixed-price contracts result from the difference between incurred costs and revenue earned.
Contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of the Company’s contracts, developing total revenue and cost at completion estimates requires the use of significant judgment. Contract costs include direct labor and billable expenses, an allocation of allowable indirect costs, and warranty obligations. Billable expenses are comprised of subcontracting costs and other “out of pocket” costs that often include, but are not limited to, travel-related costs and telecommunications charges. The Company recognizes revenue and billable expenses from these transactions on a gross basis. Assumptions regarding the length of time to complete the contract also include expected increases in wages and prices for materials. Estimates of total contract revenue and costs are monitored during the term of the contract and are subject to revision as the contract progresses. Anticipated losses on contracts are recognized in the period they are deemed probable and can be reasonably estimated.
The Company’s contracts may include the delivery of a combination of one or more of the Company’s service offerings. In these situations, the Company determines whether such arrangements with multiple service offerings should be treated as separate units of accounting based on how the elements are bid or negotiated, whether the customer can accept separate elements of the arrangement, and the relationship between the pricing on the elements individually and combined.
Revenue and profit in connection with contracts to provide services to the U.S. government that contain collection risk because the contracts are incrementally funded and subject to the availability of funds appropriated, are deferred until a contract modification is obtained, indicating that adequate funds are available to the contract or task order.
Non-controlling Interest: Engility holds a 50.1% majority interest in Forfeiture Support Associates, LLC (FSA). The results of operations of FSA are included in Engility’s Unaudited Consolidated Financial Statements. The non-controlling interest reported on the Unaudited Consolidated Balance Sheets represents the portion of FSA’s equity that is attributable to the non-controlling interest.
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
Reporting Periods: Our fiscal year begins on January 1 and ends on December 31. Our fiscal quarters end on March 31, June 30, September 30, and December 31.

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

Earnings per Share: Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects potential dilution that could occur if securities to issue common stock were exercised or converted into common stock. Diluted EPS includes the effect of the employee stock purchase plan, restricted stock units (RSU), stock options, performance shares and performance units calculated using the treasury stock method. For the three months ended March 31, 2015 and March 31, 2014, 671,602 shares and no shares were excluded from diluted EPS, respectively.

	Three Months Ended
	March 31, 2015	March 31, 2014
Net income (loss) attributable to Engility	$(13,367)	$8,871

Weighted average number of shares outstanding – Basic	24,379	16,993
Dilutive effect of share-based compensation outstanding after application of the treasury stock method	—	901
Weighted average number of shares – Diluted	24,379	17,894

Earnings (loss) per share attributable to Engility
Basic	$(0.55)	$0.52
Diluted	$(0.55)	$0.50

2.	New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use when accounting for revenue arising from contracts with customers and supersedes all current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016; early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual periods beginning after that date.
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
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which changes the presentation of debt issuance costs in financial statements. The amendments in this standard require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this standard. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter.  We do not believe the adoption of this guidance will have a significant impact on our consolidated financial statements.

3.	Business Acquisitions
TASC Acquisition
On February 26, 2015, we completed the acquisition of TASC, a leading professional services provider to the national security and public safety markets, in an all-stock transaction. We acquired TASC to further diversify our portfolio to add leading positions with U.S. national security and public safety agency customers, including, the NGA, NSA, DIA, and other intelligence community agencies. We also added space-related agency customers such as the NRO, NASA, and U.S. Air Force. The acquisition of TASC also enhanced our market position with DHS, DTRA, FAA, and MDA. TASC had approximately 4,000 employees located throughout the United States as of February 26, 2015.
The business combination was effected through a new holding company named New East Holdings, Inc. (New Engility). As a result of the business combination, New Engility succeeded to and continues to operate, directly or indirectly, the existing business of Engility and, indirectly, acquired the existing business of TASC. Accordingly, the combined companies now operate under New East Holdings, Inc. which was renamed “Engility Holdings, Inc.” upon the closing of the acquisition. The New Engility common stock, similar to the predecessor Engility common stock, trades on the New York Stock Exchange (NYSE) under the symbol “EGL.”
As a result of the acquisition of TASC, former TASC stockholders held approximately 52% of our shares of common stock outstanding as of February 26, 2015, the closing date of the acquisition.
As a condition to the merger, we entered into a Stockholders Agreement, dated February 26, 2015, with Birch Partners, LP (Birch), and for the limited purposes set forth therein, certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR) and certain investment funds affiliated with General Atlantic LLC (GA) (the Stockholders Agreement). The Stockholders Agreement establishes certain rights, restrictions and obligations of Birch, KKR and GA, and sets forth certain governance and other arrangements relating to Engility, including the right of Birch to designate (i) four directors for nomination to our board of directors for so long as each of KKR and GA (including their respective affiliates) beneficially own at least 50% of the shares of our common stock it owned as of the date of the Stockholders Agreement and (ii) two directors for nomination to our board of directors for so long as each of KKR and GA (including their respective affiliates) beneficially own at least 25% of the shares of our common stock it owned as of the date of the Stockholders Agreement.
In connection with the acquisition, we issued 18,937,765 shares of Engility common stock on February 26, 2015 valued at approximately $663 million, and we assumed debt with an estimated fair value of $623 million. Engility declared a special cash dividend payable to shareholders of record as of immediately prior to the closing of the TASC transaction (the Cash Dividend), including holders of all outstanding RSUs and Performance Shares upon vesting, in the amount of $207 million, or $11.434 per share. For holders of unvested RSUs and Performance Shares, the Cash Dividend accrued on such grants and will be delivered to the holders upon the vesting of such grants. For the quarter ended March 31, 2015, Engility paid $201 million pursuant to the Cash Dividend to shareholders and holders of vested RSUs and options. The remaining Cash Dividend balance of $5 million will be paid to holders upon the vesting of their outstanding RSUs and Performance Shares.
We accounted for the acquisition of TASC Parent Corporation as a business combination under ASC 805 with Engility as the accounting acquirer. We determined Engility was the accounting acquirer in accordance with ASC 805-10-25-5 as Engility gained control of TASC upon completion of the merger. To make this determination we considered factors as indicated in ASC 805-10-55, including which entity issued equity interests to effect the combination, board of director composition, shareholder ownership, voting control, restrictions on shareholder voting rights, anticipated management positions and the relative size of the two companies. Engility issued its equity to effect the combination, which is usually done by the acquirer. The post-acquisition board of directors is comprised of eleven individuals, seven of whom are the Engility directors and the remaining four of whom are designated by Birch Partners, LP (Birch), the holder of approximately 99% of the outstanding common stock of TASC prior to the acquisition. While the shareholders of TASC own approximately 52% of the combined company common stock following the closing of the transaction, Birch executed, at the closing of the transaction, a stockholders agreement agreeing to vote (i) until it no longer has any director nomination rights, with respect to the election of directors, all of its shares in the same manner as, and in the same proportion to, all shares as voted by Engility stockholders (excluding the votes of Birch), other than with

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

respect to its four director nominees; and (ii) with respect to all other proposals, all of its shares in excess of 30% of the total voting power of all issued and outstanding shares of the combined company (between 21% and 21.5% initially) in the same manner as, and in the same proportion to, all shares as voted by Engility stockholders (excluding the votes of Birch). Thus, with respect to proposals other than the election of directors, Birch only controls and is able to independently vote an aggregate of 30% of the outstanding shares of the combined company. Birch is not be able to transfer ownership for years one through three following the closing of the transaction and is limited in years four through six. The combined Engility company is led by Engility’s current President and Chief Executive Officer, Anthony Smeraglinolo, and John Hynes, TASC’s former President and Chief Executive Officer, became the Chief Operating Officer of the combined company, reporting to Mr. Smeraglinolo. Another consideration was the relative size of the two companies. Engility had greater revenue, total assets, earnings before interest, taxes, depreciation, and amortization (EBITDA), pre-tax income and employees. All of the above mentioned factors have led us to conclude that Engility was the accounting acquirer.
We are in the process of finalizing the valuation of the TASC-related assets acquired and liabilities assumed, in particular those requiring significant judgment including evaluating lease values, liabilities, and reserves. The preliminary allocation of purchase price is as follows:

Number of Engility shares issued		18,937,765
Share price on February 26, 2015	$46.45
Dividend payable to Engility shareholders	11.434
Value of Engility shares issued to TASC shareholders		$35.016
Equity consideration			$663,125

Cash			$25,478
Receivables			147,972
Prepaid and deferred income taxes, current			22,106
Other current assets			26,026
Property, plant and equipment			15,835
Deferred tax assets			177,889
Other assets			5,096
Current portion of long-term debt			(4,097)
Accounts payable, trade			(34,403)
Accrued employment costs			(92,396)
Accrued expenses			(32,520)
Advance payments and billings in excess of costs incurred			(18,004)
Deferred income taxes, current and income taxes payable			(247)
Other current liabilities			(31,301)
Long-term debt			(619,227)
Other long-term liabilities			(24,446)
Identifiable intangible assets			360,400
Goodwill			738,964
			$663,125
The goodwill arising from the TASC acquisition consists largely of the specialized nature of the workforce as well as the synergies and economies of scale expected from combining the operations of Engility and TASC and their respective subsidiaries. The goodwill arising from the TASC acquisition is not tax deductible.

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

The valuation of the identified intangible assets acquired is summarized below:

	Useful Life (years)
Customer contractual relationships	15	$335,700
Contractual backlog	1	17,700
Technology	15	7,000
Total intangible assets		$360,400
From the date of acquisition, February 26, 2015, through March 31, 2015, TASC generated $99 million of revenue and operating net loss of $6 million. During the three months ended March 31, 2015, we incurred $28 million of acquisition-related costs which are reflected in selling, general and administrative expenses.
The following pro forma results of operations have been prepared as though the acquisition of TASC had occurred on January 1, 2014. These pro forma results include adjustments for (1) amortization expense for the estimated identifiable intangible assets in the preliminary allocation of purchase price, (2) the removal of historical TASC amortization expense, (3) adjustments to conform TASC policies to Engility's policies related to the timing and recognition of certain contract revenue and costs, (4) the alignment of TASC’s financial calendar to that of Engility’s and 5) the removal of acquisition-related expenses incurred and recorded in each of TASC and Engility’s results of operations in the three months ended March 31, 2015, and a related adjustment to record such costs in the three months ended March 31, 2014.
The pro forma results of operations also include adjustments to reflect the acquisition of DRC, which was acquired January 31, 2014, as though the acquisition occurred on January 1, 2013. These pro forma results include adjustments for (1) amortization expense for the identifiable intangible assets in the final purchase price allocation, (2) the removal of historical DRC amortization expense, and (3) the removal of acquisition-related expenses incurred and recorded on each of DRC and Engility’s results of operations in the three months ended March 31, 2014.
This pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made as of January 1, 2014 and January 1, 2013 respectively, or of results of operations that may occur in the future.

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenue	$561,935	$637,300
Operating income (loss)	26,801	(8,156)

DRC Acquisition
On January 31, 2014, we completed the acquisition of DRC pursuant to a definitive agreement dated December 20, 2013. We paid $11.50 per share for DRC, for an aggregate purchase price of approximately $207 million in cash (including the retirement of approximately $86 million of indebtedness of DRC). As a result of the acquisition, DRC is now an indirect wholly-owned subsidiary of Engility.
DRC is a leading provider of innovative management consulting, engineering, technical, information technology services and solutions to federal and state governments. We acquired DRC to create a stronger, more efficient organization to support our customers with a wider range of specialized technology and mission expertise. This acquisition is consistent with our strategy to expand our addressable market, customer base and capabilities. In addition, it increased our access to key contract vehicles, added scale to our business and further diversified our revenue base.

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
$207,250
The goodwill arising from the DRC acquisition consists largely of the specialized nature of the workforce as well as the synergies and economies of scale expected from combining the operations of Engility and DRC and their respective subsidiaries. The goodwill arising from the DRC acquisition is not tax deductible.
The valuation of the identified intangible assets acquired is summarized below:

	Useful Life (years)
Customer contractual relationships	16	$42,100
Contractual backlog	1	4,100
Total intangible assets		$46,200
From the date of acquisition, January 31, 2014, through March 31, 2014, DRC generated $39 million of revenue and operating net loss of $1 million.

4.	Receivables
Our receivables principally relate to contracts with the U.S. government and prime contractors or subcontractors of the U.S. government. The components of contract receivables are presented in the table below.

	As of March 31, 2015	As of December 31, 2014
Billed receivables	$147,235	$115,500
Unbilled receivables	289,174	172,385
Allowance for doubtful accounts	(1,671)	(1,482)
Total receivables, net	$434,738	$286,403

5.	Goodwill and Identifiable Intangible Assets
Goodwill: In accordance with the accounting standards for business combinations, we record the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition (commonly referred to as the purchase price allocation). Goodwill was $1,384 million and $645 million at March 31, 2015 and December 31, 2014, respectively. Goodwill increased by $739 million during the three months ended March 31, 2015 as a result of the TASC acquisition.
Identifiable Intangible Assets: Information on our identifiable intangible assets that are subject to amortization is presented in the table below.

		March 31, 2015			December 31, 2014
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)
Customer contractual relationships	17	$556,430	$102,216	$454,214	$220,730	$97,523	$123,207
Contractual Backlog	1	21,800	5,575	16,225	4,100	3,758	342
Technology	15	7,000	36	6,964	—	—	—
Total		$585,230	$107,827	$477,403	$224,830	$101,281	$123,549
Our amortization expense recorded for our identifiable intangible assets is presented in the table below.

	Three Months Ended
	March 31, 2015	March 31, 2014
Amortization expense	$6,546	$3,303

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

6.	Share-Based Compensation
For the three months ended March 31, 2015
Effect of TASC Transaction on Engility Equity Awards
The TASC transaction constituted a change of control under the grant agreements for Engility's outstanding restricted stock units (RSUs), stock options, and performance shares. The impact on these equity grants was as follows:
RSUs: Pursuant to the terms of the RSU grant agreements, 364,983 RSUs held by our employees vested. Certain executive officers waived vesting with respect to 229,166 RSUs and our non-executive directors waived vesting with respect to 11,790 RSUs. The TASC transaction also triggered the issuance of shares for 43,950 vested RSUs held by the non-executive members of our Board of Directors, pursuant to the terms of the grant agreements for these RSUs.
Stock Options: Pursuant to the terms of the stock option grant agreements, the exercise price adjusted to reflect the Cash Dividend, provided, that to the extent that adjusting the exercise price by the full amount of the Cash Dividend resulted in the exercise price of the stock options falling below 25% of the fair market value of the shares underlying such stock options, such excess portion of the Cash Dividend was paid to holders of the affected stock options in cash.
Performance Shares: Pursuant to the terms of the performance share agreements, we fixed the number of underlying shares that are eligible to be vested and issued with respect to our outstanding grants of performance shares. For the performance shares granted in 2013, the number of eligible underlying shares was fixed at 127% of their target value based on Engility's performance against the financial metrics set forth in the grant agreements, measured as of a shortened performance period prior to the closing date of the TASC transaction in accordance with the terms of the award agreements. For the 2014 grants of performance shares, as less than half of the performance period was complete at the time of the closing of the TASC transaction, the number of underlying shares was fixed at their target value of 100% in accordance with the terms of the award agreements.
The performance shares cliff vest according to their grant agreement dates, three years from grant date.
New Awards Granted
Performance Retention Awards: During the three months ended March 31, 2015, we granted 212,963 performance units at a target level of 100% (with the potential for the delivery of up to 425,926 shares at the maximum performance level) to certain of our executives with a grant date fair value of $32.82. The performance retention awards cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2015. The number of shares of our common stock that are ultimately vested and delivered in respect of these performance retention awards will range from 50% to 200% of the target grant amount depending on the Company’s performance against a metric of net debt to adjusted EBITDA, measured as of December 31, 2017. The performance retention awards may be settled in cash or stock at the sole discretion of the Compensation Committee.
Performance Units: During the three months ended March 31, 2015, we granted 191,848 performance units at target level of 100% (with the potential for the delivery of up to 431,658 shares at the maximum performance level) to certain of our employees with a grant date fair value of $32.29. Performance units cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2015. The number of shares of our common stock that are ultimately vested and delivered in respect of these performance units will range from 0% to 200% of the target grant amount depending on the Company’s performance, as approved by the Compensation Committee of our Board of Directors, based on two metrics: Revenue and Operating Cash Flow. At the end of the three-year period beginning on January 1, 2015, the vested performance units will be subject to further adjustment based on our total stockholder return (TSR) measured against the TSR of a peer group of companies previously approved by the Compensation Committee. If Engility is in the bottom quartile of TSR relative to its peer group, the ultimate number of shares of stock delivered with respect to the performance units will be reduced by 25% of their target number. If Engility is in the top quartile of TSR relative to its peer group, the ultimate number of shares of stock delivered with respect to the performance units will be increased by 25% of their target number. If Engility’s TSR falls within the middle two quartiles relative to its peer group, there will be no adjustment to the number of shares delivered. The performance units may be settled in cash or stock at the sole discretion of the Compensation Committee.
Restricted Stock Units: During the three months ended March 31, 2015, we granted 127,899 RSUs to certain of our employees with a grant date fair value of $32.82, which vest over a term of three years from the grant date, 25% on the first anniversary of the grant date, 25% on the second anniversary of the grant date and 50% on the third anniversary of

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

the grant date. During the three months ended March 31, 2015, we granted 2,482 RSUs to certain of the non-management members of our Board of Directors with a grant date fair value of $32.82, which vest on May 21, 2015, the date of our annual meeting.
The employee and director RSUs may be settled in cash or stock upon vesting at the sole discretion of the Compensation Committee.
For the three months ended March 31, 2014
Performance Shares: During the three months ended March 31, 2014, we granted 102,961 performance shares at a target level of 100% (205,922 shares at the maximum performance level) to certain of our employees with a weighted average grant date fair value of $56.14. Performance shares cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2014. The number of shares of our common stock that are ultimately vested and retained in respect of these performance shares will range from 0% to 200% of the target grant amount depending on the Company’s performance against a peer group, as approved by the Compensation Committee of our Board of Directors, based on the following two metrics, each of which are weighted equally: relative revenue (based on a compounded annual growth rate) and relative TSR. No shares will vest, including with respect to relative revenue, if we do not achieve at least a threshold level of performance for TSR.
As discussed above, in conjunction with the TASC acquisition, the number of shares eligible to vest pursuant to the performance share awards became fixed.
Restricted Stock Units: During the three months ended March 31, 2014, we granted 72,869 RSUs to certain of our employees with a weighted average grant date fair value of $44.33. 68,633 of these RSUs vest over a term of three years from the grant date, 25% on the first anniversary of the grant date, 25% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. The remaining 4,236 of these RSUs, which were only provided to non-executive employees, cliff vest on the first anniversary of the grant date. These RSUs automatically convert into shares of Engility common stock upon vesting, and are subject to forfeiture until certain restrictions have lapsed. As discussed above, the vesting of all of these RSUs was accelerated and the underlying shares were delivered to the holders as a result of the TASC acquisition, with the exception of RSUs held by certain of our executive officers, for which acceleration was waived.

7.	Defined Benefit Pension Plan
DRC Pension
Upon the acquisition of DRC, we assumed DRC's Defined Benefit Pension Plan (the Pension Plan), which is non-contributory, covering substantially all employees of DRC who had completed a year of service prior to July 1, 2002. Membership in the Pension Plan was frozen effective July 1, 2002 and participants’ calculated pension benefit was frozen effective December 31, 2006.
Our funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Additional amounts are contributed to assure that plan assets will be adequate to provide retirement benefits. We expect to make no contributions during the remainder of 2015 to fund the pension plan.
The components of net periodic pension income for the Pension Plan for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Interest cost on projected benefit obligation	$991	$652
Expected return on plan assets	(1,466)	(970)
Net loss amortization	49	—
Net periodic pension expense (income)	$(426)	$(318)

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

TASC Defined Benefit Plan
Upon the closing of the TASC acquisition, we assumed TASC's defined benefit plan in which certain employees are eligible to participate based upon service with the TASC's prior parent. This plan offers two retirement programs, a Retiree Health Reimbursement Account Plan (RHRA) and a Cash Bonus Plan, which provide a restoration of certain pension benefits that would have been forfeited as a result of years of service and final average pay being frozen by TASC's prior parent. The liability of the TASC defined benefit plan was $21 million on the date of acquisition.

8.	Debt
2015 Credit Facility
In connection with the acquisition of TASC, which included the payment of the Cash Dividend and the repayment of outstanding debt under our 2013 Credit Facility (as defined below), we borrowed $585 million under a promissory note issued by our wholly-owned subsidiary Engility LLC (f/k/a Engility Corporation) and guaranteed by Predecessor Engility (as defined below) and certain other Predecessor Engility (as defined below) subsidiaries (the Engility Bridge Loan). In addition, we guaranteed the debt of TASC comprised of the First Lien Credit Agreement and the Second Lien Credit Agreement, consisting of (a)(i) a $395 million senior secured first lien term loan facility (the Original First Lien Term Facility), (ii) a $50 million senior secured revolving credit facility and (iii) a $250 million senior secured second lien term loan facility (the Original Second Lien Term Facility) (the existing facilities in clauses (a)(i) through (a)(iii), collectively, the TASC Existing Credit Facilities) and (b)(i) a new $435 million senior secured first lien term loan facility (the Incremental First Lien Term Facility), (ii) additional senior secured first lien revolving credit capacity in an aggregate principal amount of $65 million and (iii) a new $150 million senior secured second lien term loan facility (the Incremental Second Lien Term Facility) (the incremental facilities in clauses (b)(i) through (iii), collectively, the TASC Incremental Facilities and along with the TASC Existing Credit Facilities, the 2015 Credit Facility), in each case with Barclays Bank PLC as administrative agent. As of March 31, 2015, after repayment in full of the 2013 Credit Facility (as defined below) with proceeds of the Engility Bridge Loan, which was then followed by repayment in full of the with proceeds of the TASC Incremental Facilities, each on February 26, 2015, our total outstanding principal balance under the 2015 Credit Facility was $1,231 million.
Maturity, Interest Rate and Fees. All borrowings under the 2015 Credit Facility pursuant to the First Lien Credit Agreement bear interest at a variable rate per annum equal to an applicable margin, plus, at our option (other than for swing line loans), either (1) a base rate determined by reference to the highest of (a) the prime rate of Barclays Bank PLC, (b) the federal funds effective rate plus 0.50% and (c) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period of one month, plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, provided that for the Original First Lien Term Facility and Incremental First Lien Term Facility, the LIBOR rate shall not be less than 1.0%. All swing line loans bear interest at a variable rate per annum equal to an applicable margin, plus a base rate determined as described in the immediately preceding sentence. The applicable LIBOR margin and the applicable base rate margin for borrowings under the First Lien Credit Agreement are 6.00% and 5.00%, respectively. All borrowings under the TASC Credit Facility pursuant to the Second Lien Credit Agreement bear interest at a rate per annum equal to 12.00%.
Guarantee and Security. All obligations under the 2015 Credit Facility are unconditionally guaranteed by TASC Parent Corporation, which was converted to a limited liability company immediately following the consummation of the acquisition of TASC (“TASC Parent LLC”), and certain of TASC Parent LLC’s existing direct or indirect wholly owned domestic subsidiaries, and will be required to be guaranteed by certain of TASC Parent LLC’s future direct or indirect wholly owned domestic subsidiaries. All obligations under the 2015 Credit Facility, and guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of TASC Parent LLC and its subsidiary guarantors. In connection with the closing of the acquisition of TASC, Engility LLC and certain of its subsidiaries now guarantee and provide security for all indebtedness of TASC described above, including the 2015 Credit Facility and any financing replacing or refinancing the 2015 Credit Facility.
The terms of the 2015 Credit Facility permit prepayment and termination of the loan commitments at any time, subject to certain conditions, including, but not limited to, the payment of certain prepayment and make-whole premiums. The 2015 Credit Facility also contains various covenants, including certain financial covenants, affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on the ability of the Company and its subsidiaries to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. In

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

addition, TASC Parent LLC is also subject to a passive holding company covenant that limits its ability to engage in certain activities. The 2015 Credit Facility also contains certain customary provisions related to events of default (including upon a change of control).
Amortization and Final Maturity. We are required to make scheduled quarterly payments equal to 0.25% of the original principal amount of the Original First Lien Term Facility and the Incremental First Lien Term Facility under the 2015 Credit Facility, with the balance due and payable on May 23, 2020. The Original Second Lien Term Facility and Incremental Second Lien Term Facility are due on May 23, 2021.
Covenants and Events of Default. The 2015 Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to incur additional debt; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or other debt; make investments, loans and acquisitions; create restrictions on the payment of dividends or other amounts by TASC Parent LLC subsidiaries to TASC Parent LLC or to any guarantor; engage in transactions with TASC Parent LLC’s affiliates; sell assets; consolidate, merge, dissolve or wind up our business; incur liens; and prepay or amend subordinated or unsecured debt. In addition, the 2015 Credit Facility requires that TASC Parent LLC maintain a maximum consolidated total net leverage ratio of no greater than 6.75:1.00 as of the end of any fiscal quarter of TASC Parent LLC, with step-downs to 6.50:1.00 beginning with the fiscal quarter ended December 31, 2015, 6.00:1.00 beginning with the fiscal quarter ending June 30, 2016, 5.50:1.00 beginning with the fiscal quarter ending December 31, 2016, 5.00:1.00 beginning with the fiscal quarter ending December 31, 2017, and 4.50:1.00 beginning with the fiscal quarter ending December 31, 2018. We believe our most restrictive covenant under the 2015 Credit Facility is the maximum consolidated leverage ratio, which as of March 31, 2015 was 4.76:1.00. The consolidated total net leverage ratio is the ratio of (a) (i) funded debt as of such date minus (ii) the unrestricted cash as of such date to (b) consolidated EBITDA for the period of the four fiscal quarters most recently ended. The 2015 Credit Facility also contains customary provisions relating to the events of default.
In connection with the February 26, 2015 TASC Incremental Facilities, the Company expensed $5 million of deferred debt issuance costs associated with the 2013 Credit Facility. Furthermore, the Company expensed debt issuance costs of approximately $1 million that did not qualify for deferral. These amounts are reflected in interest expense, net in the Unaudited Consolidated Statements of Operations.
Our weighted average outstanding loan balance for the three months ended March 31, 2015 was $662 million under the 2015 Credit Facility which accrued interest at a weighted average borrowing rate of approximately 7.43%. As of March 31, 2015, we were in compliance with the covenants under the 2015 Credit Facility.
The carrying value of the term loan excluding original issue discount, which approximates fair value, is $1,206 million. The fair value of the term loan is based on quotes from a nationally recognized fixed income trading platform and is considered to be a Level 2 input, measured under U.S. GAAP hierarchy. Our availability under the revolving portion of the 2015 Credit Facility was $106 million as of March 31, 2015, with $4 million outstanding under letters of credit.
2013 Credit Facility
On August 9, 2013, Engility Holdings, Inc., as the predecessor to New Engility (Predecessor Engility), through its wholly-owned subsidiary Engility LLC (f/k/a Engility Corporation), entered into a credit facility among Predecessor Engility, Engility LLC, Bank of America, N.A. (as administrative agent, swing line lender and letter of credit issuer) and each of the several lenders from time to time party thereto, which credit facility was amended on January 31, 2014 (as amended, 2013 Credit Facility). The 2013 Credit Facility, which replaced a prior credit facility, provided for (1) a $275 million term loan facility maturing on August 9, 2018 and (2) a $325 million revolving credit facility terminating on August 9, 2018, with a $50 million letter of credit sublimit and a $25 million swing line loan sublimit. The 2013 Credit Facility also contained an accordion feature that permitted Engility LLC to arrange with the lenders for the provision of up to $150 million in additional commitments.
During the three months ended March 31, 2014, we had a weighted average outstanding loan balance of $320 million under the 2013 Credit Facility, which accrued interest at a weighted average borrowing rate of approximately 2.95%. On February 26, 2015, the 2013 Credit Facility was repaid in connection with our entry into the TASC Incremental Facilities described above.

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

9.	Fair Value Measurements
The Company utilizes fair value measurement guidance prescribed by U.S. GAAP to value its financial instruments. The guidance includes a definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
Derivatives: The Company has entered into multiple interest rate swap contracts which reduce the exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt payments. These interest rate contracts are designated as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported in shareholders’ equity (as a component of accumulated other comprehensive income (loss)) and would be subsequently reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gain or loss of a cash flow hedge would be reported in earnings. The Company does not have any derivatives outstanding that are not designated as hedges.
The Company’s liabilities are measured at fair value on a recurring basis as of March 31, 2015 and February 26, 2015, the TASC acquisition date, and are aggregated by the level in the fair value hierarchy within which those measurements fall. All instruments are classified as Level 2 and there were no transfers of financial instruments between the three levels of fair value hierarchy during the period ended March 31, 2015 and February 26, 2015. The following table presents our liabilities that are measured at fair value on a recurring basis:

		Fair Value As of
	Fair Value Hierarchy	March 31, 2015	February 26, 2015
Interest rate swap liability	Level 2	$5,845	$6,000
Of these amounts, $4 million is included in the Other Current Liabilities and $2 million is included in the Other Liabilities financial statement line items in the Balance Sheet. The notional amounts of derivative instruments in the Unaudited Consolidated Balance Sheet as of March 31, 2015 were $475 million. The notional amount represents the gross contract notional amount of the derivatives outstanding. The derivative instruments are comprised of $275 million of contracts effective December 31, 2014 which expire December 31, 2015, and $200 million of contracts effective December 31, 2015 which expire December 31, 2016. The other terms are as follows:
Contract received:    Floating interest rate        LIBOR + 3.25%
Contract pay:    Fixed interest rates        2.45% - 3.18%
The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. If the Company had breached any of these provisions at March 31, 2015, it could have been required to settle its obligations under the agreements at their termination value. As of March 31, 2015, the termination value related to these agreements is a net liability position of $6 million. As of March 31, 2015, the Company has not posted any collateral related to these agreements.

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

10.	Restructuring and Integration Costs
2015 Costs
During the three months ended March 31, 2015 in conjunction with the integration of TASC, we incurred $10 million in restructuring costs, including costs related to workforce reduction which will be paid out over the next 12 months.
2014 Costs
During the year ended December 31, 2014 in conjunction with the integration of DRC, and our move to a customer focused model, we incurred $1 million in restructuring costs, including costs related to workforce reduction.
2013 Costs
During the fourth quarter of 2013, we classified several leased facilities as abandoned and recorded a charge of $8 million which will be amortized over the next six years. The accrued liability is amortized and reduces the current period expense as we make scheduled lease payments.
The activity and balance of the restructuring liability account for the three months ended March 31, 2015 were as follows:

	Severance and Related Costs	Accrued Lease Fees	Total
Balance as of December 31, 2013	$337	$7,533	$7,870
Additions	1,134	—	1,134
Cash payments	(1,103)	(1,497)	(2,600)
Balance as of December 31, 2014	368	6,036	6,404
Additions	10,499	—	10,499
Cash payments	(326)	(298)	(624)
Balance as of March 31, 2015	$10,541	$5,738	$16,279
Amounts contained in the current liabilities line of our balance sheet as of March 31, 2015	$10,541	$1,192	$11,733
Amounts contained in the other liabilities line of our balance sheet as of March 31, 2015	$—	$4,546	$4,546
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
Litigation and Other Matters: We are also subject to litigation, proceedings, claims or assessments and various contingent liabilities incidental to our businesses. We are subject to claims from jurisdictions where we presently have or previously had operations for charges and fees such as non-income-related taxes. We accrue for these liabilities when they are probable and reasonably estimable. These accrued liabilities are increased or decreased based on claims, as new facts are determined which impact these liabilities, and final settlement or resolution could differ materially. Furthermore, in connection with certain business acquisitions, we have assumed some or all claims against, and liabilities of, such acquired businesses, including both asserted and unasserted claims and liabilities.
In accordance with the accounting standard for contingencies, we record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. Generally, the loss is recorded for the amount we expect to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are recorded in other current liabilities in the consolidated balance sheets. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At December 31, 2014 and March 31, 2015, we did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. We believe we have recorded adequate provisions for our litigation matters. We review these provisions quarterly and adjust these provisions to reflect the effect of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter.

12.	Income Taxes
The effective tax rate for the three months ended March 31, 2015 was 31.0% as compared to 41.0% for the three months ended March 31, 2014. The decrease in the effective tax rate, which includes the effects of discrete items, was due to a favorable tax benefit in our joint venture offset by an increase for the nondeductible acquisition costs for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
You should read the following discussion of our results of operations and financial condition together with the Unaudited Consolidated Financial Statements and the notes thereto included in this Form 10-Q, as well as the audited financial statements and the notes thereto included in the 2014 Form 10-K, which provides additional information regarding our products and services, industry outlook and forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” in this Form 10-Q. The financial information discussed below and included in this Form 10-Q may not necessarily reflect what our financial condition, results of operations or cash flows may be in the future.
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
Through its subsidiaries and their predecessors, Engility has provided mission-critical services to the U.S. government for over six decades. Our primary customers include the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Agency for International Development (USAID), U.S. Department of State (DoS), Federal Aviation Administration (FAA), U.S. Department of Homeland Security (DHS), U.S. Department of Veterans Affairs, and allied foreign governments. With our recent acquisition of TASC on February 26, 2015, we have further diversified our portfolio to add leading positions with U.S. national security and public safety customers, including the National Geospatial-Intelligence Agency (NGA), National Security Agency (NSA), Defense Intelligence Agency (DIA), and other intelligence agencies, and space agencies such as the National Reconnaissance Organization (NRO), National Aeronautical and Space Administration (NASA) and Air Force. The transaction also enhanced our market position with our existing DHS, Defense Threat Reduction Agency (DTRA), FAA and Missile Defense Agency (MDA) customers. We attribute the strength of our customer relationships to our singular focus on services, our strengths in program planning and management, superior past performance, and the experience of our people and their commitment to our customers’ missions.
Executive Summary
Our revenue is spread over a diverse mix of activities and services with no single program accounting for more than 10% of our revenue for the quarters ended March 31, 2015 and 2014.  Revenue for the quarter ended March 31, 2015 was $403 million, an increase of $64 million compared to the quarter ended March 31, 2014. This increase was primarily the result of $64 million in increased intelligence-related contract revenue, and $29 million in increased federal civilian-related contract revenue partially offset by decreases of $25 million in DoD-related revenues and $4 million in other contract revenue.
Selling, general and administrative expenses for the quarter ended March 31, 2015 were $59 million, an increase of $32 million compared with the quarter ended March 31, 2014. The increase in selling, general and administrative expenses, including as a percentage of revenue, primarily resulted from $28 million of acquisition and integration-related expenses and amortization expense related to our acquisitions of TASC and DRC for the three months ended March 31, 2015 as compared to $3 million for similar expenses related to DRC for the three months ended March 31, 2014.
Our operating income for the quarter ended March 31, 2015 was $0.3 million, a decrease of $19 million compared with the $20 million of operating income for the quarter ended March 31, 2014. The decrease in operating income and operating margin was primarily due to $32 million of additional selling, general and administrative expenses described above partially offset by increased profitability on our contract revenue.
Economic Opportunities, Challenges, and Risks
We generate substantially all of our revenue from contracts with the U.S. government. For the quarter ended March 31, 2015, $193 million or 48% of our total revenue was from contracts with the DoD. This compared to $218 million, or 64%, for the quarter ended March 31, 2014. The decrease in DoD-related revenue reflects our strategy to increase our presence in the federal civilian and non-defense-related contracts, in anticipation of continued declines in overall defense-related spending. This strategy is highlighted by our January 2014 acquisition of DRC, which generated approximately 44% of its revenue from non-DoD customers in 2014, and our February 2015 acquisition of TASC, which generated approximately 72% of its revenue in 2014 from non-DoD customers.
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
DRC Acquisition
On January 31, 2014, we completed the acquisition of DRC, a U.S. government services, information technology and management consulting firm with leading capabilities in healthcare, homeland security, research and development, command, control, communications, computing, intelligence, surveillance and reconnaissance (C4ISR) and financial regulation and reform.
TASC Acquisition
On February 26, 2015, we completed the acquisition of TASC, a leading professional services provider to the national security and public safety markets, in an all-stock transaction. For additional information concerning the TASC acquisition, see Note 3 to the accompanying Unaudited Consolidated Financial Statements.
Key Performance Indicators
Funded Backlog

	As of
	March 31, 2015	December 31, 2014
	(in millions)
Funded backlog	$938	$602
We define funded backlog as the value of funded orders received from customers, less the cumulative amount of revenue recognized on such orders which includes the TASC backlog acquired of $309 million.
Funded Orders and Book-to-Bill

	Three Months Ended
	March 31, 2015		March 31, 2014
	(in millions)
Funded orders	$430		$205

Book-to-Bill	1.1	x	0.6	x
On a trailing-twelve month basis, our contract funded orders were approximately $1.5 billion, representing a book-to-bill ratio of 1.1x. TASC orders are included from the date of acquisition through March 31, 2015.

We define funded orders as funding received during the current period less deobligations. This term could also be defined as “net orders.”
Our book-to-bill ratio is calculated as funded orders divided by revenue.
Days Sales Outstanding
Days sales outstanding (DSO) as of March 31, 2015, net of advanced payments and pro forma to include three months of revenue from TASC, was 63 days, as compared to 74 days as of December 31, 2014.
DSO is calculated as net receivables less advance payments and billings in excess of costs incurred, divided by daily revenue (total revenue for the quarter divided by 90 days).
Revenue by Contract Type

	Three Months Ended
	March 31, 2015	March 31, 2014
Cost-plus	53.3%	48.0%
Time-and-material	23.3	24.8
Fixed price	23.4	27.2
Total	100.0%	100.0%
Prime Contractor Revenue

	Three Months Ended
	March 31, 2015	March 31, 2014
Prime	82.0%	72.1%
Subcontractor	18.0	27.9
Total	100.0%	100.0%
Revenue by Customer

	Three Months Ended
	March 31, 2015	March 31, 2014
Department of Defense	48.1%	64.4%
Federal civilian	34.6	32.5
Intel	16.0	0.3
Other	1.3	2.8
Total	100.0%	100.0%

The significant changes in revenue percentages for contract type, prime contractor, and customer for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 are primarily a result of the TASC acquisition.

Results of Operations — Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
The following information should be read in conjunction with our Unaudited Consolidated Financial Statements included herein.
The following tables provide our selected financial data for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31, 2015		March 31, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue unless otherwise indicated)
Revenue	$402,647	100.0%	$338,824	100.0%	$63,823	18.8%
Revenue: For the three months ended March 31, 2015, revenue was $403 million, which included $99 million from TASC for the period from February 26, 2015 to March 31, 2015, versus $339 million for the three months ended March 31, 2014. In total, revenue increased $64 million, or 18.8%, compared to the three months ended March 31, 2014. This increase was primarily the result of $64 million in increased intelligence-related contract revenue and $29 million in increased federal civilian-related contract revenue, partially offset by decreases of $25 million in DoD-related revenues and $4 million in other revenue. Intelligence-related contract revenue reflects $63 million of TASC-related revenue from the date of the TASC acquisition until March 31, 2015. The increase in federal civilian-related revenue was driven by TASC-related revenue of $8 million from the date of the TASC acquisition until March 31, 2015 and $21 million in legacy Engility federal civilian-related revenue for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease in other revenue reflects a decrease of $5 million in other legacy Engility revenue, partially offset by $1 million of other TASC-related revenue from the date of the TASC acquisition until March 31, 2015. The decrease in DoD-related revenues was primarily the result of a reduction of (i) $20 million related to the drawdown in Afghanistan and (ii) $32 million in legacy Engility DoD-related revenue for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, offset in part by $27 million in DoD-related revenue from TASC.
Legacy Engility Afghanistan-related revenue was $16 million for the three months ended March 31, 2015 as compared to $36 million for the three months ended March 31, 2014.

	Three Months Ended
	March 31, 2015		March 31, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue unless otherwise indicated)
Cost of revenue	$343,465	85.3%	$292,389	86.3%	$51,076	17.5%
Cost of revenue: Total cost of revenue was $343 million for the three months ended March 31, 2015, an increase of 17.5%, compared to $292 million for the three months ended March 31, 2014. The increase in cost of revenue was driven by an increase in revenue of $64 million, or 18.8% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Cost of revenue as a percentage of total revenue decreased to 85.3% for the three months ended March 31, 2015, compared to 86.3% for the three months ended March 31, 2014. The decrease in cost of revenue as a percentage of total revenue was primarily due to the higher overall profitability of the TASC contracts versus the legacy Engility contracts.

	Three Months Ended
	March 31, 2015		March 31, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue unless otherwise indicated)
Selling, general and administrative expenses	$58,879	14.6%	$26,750	7.9%	$32,129	120.1%
Selling, general and administrative expenses: For the three months ended March 31, 2015, selling, general and administrative expenses were $59 million, compared to $27 million for the three months ended March 31, 2014.

Selling, general and administrative expenses as a percentage of revenue increased to 14.6% for the three months ended March 31, 2015, compared to 7.9% for the three months ended March 31, 2014. The increase in selling, general and administrative expenses, including as a percentage of revenue, primarily resulted from expenses related to the addition of TASC to our financial results for the first quarter of 2015, as well as $28 million of acquisition, integration and amortization expense related to our acquisitions of TASC and DRC for the three months ended March 31, 2015, as compared to $3 million for similar expenses related to DRC for the three months ended March 31, 2014.

	Three Months Ended
	March 31, 2015		March 31, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue unless otherwise indicated)
Operating income	$303	0.1%	$19,685	5.8%	$(19,382)	(98.5)%
Operating income and operating margin: Operating income for the three months ended March 31, 2015 was $0.3 million, a decrease of $19 million compared to $20 million for the three months ended March 31, 2014. Operating margin decreased to 0.1% for the three months ended March 31, 2015, compared to 5.8% for the three months ended March 31, 2014. The decrease in operating income and operating margin was primarily due to the additional $32 million of selling, general and administrative expenses described above partially offset by increased profitability on our contract revenue.

	Three Months Ended
	March 31, 2015		March 31, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue unless otherwise indicated)
Interest expense, net	$18,594	4.6%	$3,057	0.9%	$15,537	508.2%
Interest expense: During the three months ended March 31, 2015, net interest expense was $19 million, compared with $3 million net interest expense for the three months ended March 31, 2014. In connection with our entry into the TASC Incremental Facilities on February 26, 2015, we expensed $5 million of deferred debt issuance costs associated with the 2013 Credit Facility. These amounts are reflected in interest expense, net in the Unaudited Consolidated Statements of Operations. Furthermore, we expensed debt issuance costs of approximately $1 million that did not qualify for deferral, which are reflected in interest expense, net, in the Unaudited Consolidated Statements of Operations. The increase in interest expense was primarily due to an increase in interest rates and loan balances resulting from the TASC acquisition and the expense of the previously capitalized bank fees described above. See Note 8 to the accompanying Unaudited Consolidated Financial Statements for a discussion of the TASC Incremental Facilities and the 2013 Credit Facility.
During the three months ended March 31, 2015, we had a weighted average outstanding loan balance of $662 million, which accrued interest at a weighted average borrowing rate of approximately 7.43%.
During the three months ended March 31, 2014, we had a weighted average outstanding loan balance of $320 million, which accrued interest at a weighted average borrowing rate of approximately 2.95%.

	Three Months Ended
	March 31, 2015		March 31, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue unless otherwise indicated)
Income (loss) before income taxes	$(18,318)	(4.5)%	$16,628	4.9%	$(34,946)	(210.2)%
Provision (benefit) for income taxes	(5,677)	(1.4)	6,811	2.0	(12,488)	(183.4)
Net income (loss)	$(12,641)	(3.1)%	$9,817	2.9%	$(22,458)	(228.8)%
Effective tax rate after discrete items	31.0%		41.0%

Effective income tax rate: The effective tax rate, which includes the effects of discrete items, for the three months ended March 31, 2015 was 31.0%, compared to 41.0% for the three months ended March 31, 2014. The decrease in the effective tax rate was due to a favorable tax benefit in our joint venture offset by an increase for the nondeductible acquisition costs for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

	Three Months Ended
	March 31, 2015		March 31, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue unless otherwise indicated)
Net income (loss) attributable to Engility	$(13,367)	(3.3)%	$8,871	2.6%	$(22,238)	(250.7)%
Net income (loss) attributable to Engility: Net loss attributable to Engility was $13 million for the three months ended March 31, 2015, compared to net income attributable to Engility of $9 million for the three months ended March 31, 2014. The decrease of $22 million in net income attributable to Engility during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily due to decreased operating income, increased interest expense, and increased expenses related to our acquisitions of TASC, offset in part by the reduced provision for income taxes.
Liquidity and Capital Resources
Our primary cash needs are for debt service, working capital, and strategic investments or acquisitions. Under our 2015 Credit Facility, our required payments include principal of $2 million per quarter and estimated quarterly interest of $30 million. We currently believe that our cash from operations, together with our cash on hand and available borrowings under the 2015 Credit Facility are adequate to fund our operating needs for at least the next twelve months. As of March 31, 2015, our availability under the revolving portion of our 2015 Credit Facility was $106 million (net of outstanding letters of credit).
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
The total amount of our accounts receivable can vary significantly over time, but is generally very sensitive to recent revenue levels. Total accounts receivable typically range from 60 to 70 DSO, calculated on trailing three months of revenue. Our DSO, net of advanced payments and pro forma to include three months of revenue from TASC, was 63 as of March 31, 2015. Our DSO, net of advanced payments, was 74 days as of December 31, 2014. DSO decreased primarily due to the inclusion of DSO for TASC for the quarter ended March 31, 2015. TASC DSO has traditionally been lower than that the DSO of the legacy Engility business.
This table represents cash flows from continuing operations for the periods indicated.

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Net cash (used in) provided by operating activities	$(47,709)	$11,682
Net cash provided by (used in) investing activities	25,232	(207,536)
Net cash provided by financing activities	47,577	178,069
Net change in cash and cash equivalents, end of period	$25,100	$(17,785)
Cash (used in) provided by Operating Activities
We used $48 million of cash from operating activities during the three months ended March 31, 2015 compared with $12 million of cash provided by operating activities during the three months ended March 31, 2014. For the three months ended March 31, 2015, net income and non-cash items added $16 million to cash from operations as compared to $20 million for the three months ended March 31, 2014. Net working capital changes for the three months ended March 31, 2015 decreased cash from operations by $60 million as compared to $8 million for the three months ended March 31, 2014. Our reduction in net income and cash flow was due primarily to $28 million of acquisition and integration-related expenses and amortization expense related to our acquisition of TASC. We assumed and paid off certain TASC liabilities acquired on the date of acquisition such as TASC's annual bonus and settlement of share-based awards.
Cash provided by (used in) Investing Activities
During the three months ended March 31, 2015, cash provided by investing activities was $25 million primarily due to the acquisition of cash in the TASC acquisition. Cash used in investing activities during the three months ended March 31, 2014 consisted primarily of approximately $207 million for the acquisition of DRC.
Cash provided by Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2015 was $48 million, primarily due to net borrowings of $295 million and offset by the Cash Dividend of $201 million and $44 million of cash used for fees related to debt and equity issuances. Net cash generated by financing activities for the three months ended March 31, 2014 was $178 million, primarily due to net borrowings of $183 million.
Credit Facility
2015 Credit Facility
For a summary of the terms of our 2015 Credit Facility, see Note 8 to the accompanying Unaudited Consolidated Financial Statements.
We currently have $5 million outstanding on our revolving line of credit and our availability under the revolving portion of the 2015 Credit Facility was $106 million as of March 31, 2015, net of outstanding letters of credit. As of March 31, 2015, our total outstanding principal balance under the 2015 Credit Facility was $1,231 million.

	March 31, 2015	December 31, 2014	Change in Net Debt
	(in thousands)
Debt
Term loan balance, excluding original issue discount	$1,225,950	$258,750	$967,200
Revolver loan balance	5,000	34,500	(29,500)
Cash	(32,223)	(7,123)	(25,100)
Net debt	$1,198,727	$286,127	$912,600
Available Liquidity
Cash	$32,223	$7,123	$25,100
Revolver loan availability	106,351	160,546	(54,195)
Total available liquidity	$138,574	$167,669	$(29,095)
On February 26, 2015, we repaid the 2013 Credit Facility in connection with our entry into the TASC Incremental Facilities. See Note 8 to the accompanying Unaudited Consolidated Financial Statements.
Contractual Obligations
As of March 31, 2015, other than the additional debt incurred with our acquisition of TASC as described above and in Note 8 to the accompanying Unaudited Consolidated Financial Statements contained in this Form 10-Q, there were no material changes in our contractual obligations from those disclosed in the 2014 Form 10-K.
Off-Balance Sheet Arrangements
At March 31, 2015, we had no significant off-balance sheet arrangements.
Critical Accounting Policies
Change in Accounting Principle for Revenue Recognition: As of January 1, 2015, we changed our methodology of recognizing revenue for all of our U.S. government contracts to apply the accounting guidance of

FASB ASC,Subtopic 605-35, as directed by ASC Topic 912, which permits revenue recognition on a percentage-of-completion basis. Previously, we applied this guidance only to contracts related to the construction or development of tangible assets. For contracts not related to those activities, we had applied the general revenue recognition guidance of SAB, Topic 13, “Revenue Recognition.” We believe that the application of contract accounting under ASC 605-35 to all U.S. government contracts is preferable to the application of contract accounting under SAB Topic 13, based on the fact that the percentage of completion model utilized under ASC 605-35 is a recognized accounting model that better reflects the economics of a U.S. government contract during the contract performance period period and better aligns Engility’s revenue policy with its peers.
The financial impact resulting from the accounting change was immaterial to our financial statements.
Revenue Recognition
Substantially all of our revenue is derived from services provided to the U.S. government and its agencies, primarily by our consulting staff and, to a lesser extent, subcontractors. We generate revenue from the following types of contractual arrangements: cost-reimbursable-plus-fee contracts, time-and-materials contracts, and fixed-price contracts.
Revenue on cost-reimbursable-plus-fee contracts is recognized as services are performed, generally based on the allowable costs incurred during the period plus any recognizable earned fee. We consider fixed fees under cost-reimbursable-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For cost-reimbursable-plus-fee contracts that include performance-based fee incentives, which are principally award fee arrangements, we recognize income when such fees are probable and estimable. Estimates of the total fee to be earned are made based on contract provisions, prior experience with similar contracts or clients, and management’s evaluation of the performance on such contracts.
Revenue for time-and-materials contracts is recognized as services are performed, generally on the basis of contract allowable labor hours worked multiplied by the contract-defined billing rates, plus allowable direct costs and indirect cost allocations associated with materials used and other direct expenses incurred in connection with the performance of the contract.
Revenue on fixed-price contracts is recognized using percentage-of-completion based on actual costs incurred relative to total estimated costs for the contract. These estimated costs are updated during the term of the contract, and may result in revision of recognized revenue and estimated costs in the period in which they are identified. Profits on fixed-price contracts result from the difference between incurred costs and revenue earned.
Contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, developing total revenue and cost at completion estimates requires the use of significant judgment. Contract costs include direct labor and billable expenses, an allocation of allowable indirect costs, and warranty obligations. Billable expenses are comprised of subcontracting costs and other “out of pocket” costs that often include, but are not limited to, travel-related costs and telecommunications charges. We recognize revenue and billable expenses from these transactions on a gross basis. Assumptions regarding the length of time to complete the contract also include expected increases in wages and prices for materials. Estimates of total contract revenue and costs are monitored during the term of the contract and are subject to revision as the contract progresses. Anticipated losses on contracts are recognized in the period they are deemed probable and can be reasonably estimated.
Our contracts may include the delivery of a combination of one or more of our service offerings. In these situations, we determine whether such arrangements with multiple service offerings should be treated as separate units of accounting based on how the elements are bid or negotiated, whether the customer can accept separate elements of the arrangement, and the relationship between the pricing on the elements individually and combined.
Revenue and profit in connection with contracts to provide services to the U.S. government that contain collection risk because the contracts are incrementally funded and subject to the availability of funds appropriated, are deferred until a contract modification is obtained, indicating that adequate funds are available to the contract or task order.
There have been no other material changes to our critical accounting policies disclosed in the 2014 Form 10-K.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements  including, without limitation, in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of acquisitions and competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: (a) the loss or delay of a significant number of our contracts; (b) a decline in or a redirection of the U.S. budget for government services, including in particular the U.S. defense budget; (c) future shutdowns of the U.S. government, or a failure of the U.S. Congress to approve increases to the federal debt ceiling; (d) the Department of Defense’s wide-ranging efficiencies initiative, which targets affordability and cost growth; (e) the intense competition for contracts in our industry, as well as the frequent protests by unsuccessful bidders; (f) our indefinite delivery, indefinite quantity (IDIQ) contracts, which are not firm orders for services, and could generate limited or no revenue; (g) our government contracts, which contain unfavorable termination provisions and are subject to audit and modification; (h) the mix of our cost-plus, time-and-material and fixed-price type contracts; (i) our ability to attract and retain key management and personnel; (j) the impairment of our goodwill, which represents a significant portion of the assets on our balance sheet; (k) changes in regulations or any negative findings from a U.S. government audit or investigation; (l) current and future legal and regulatory proceedings; (m) risks associated with our international operations; (n) information security threats and other information technology disruptions; (o) integration, operational and other risks related to our acquisitions of Dynamics Research Corporation (DRC) and TASC, Inc. (TASC), including difficulties and delays in realizing anticipated cost savings; (p) the level of indebtedness that we incurred in connection with the acquisition of DRC and TASC, our ability to comply with the terms of our debt agreements and our ability to finance our future operations, if necessary; (q) U.S. federal income tax liabilities that relate to the distribution in the spin-off of Engility from L-3 Communications Holdings, Inc.; (r) with respect to the TASC acquisition, (i) the ability to successfully integrate operations, technology and employees and realize synergies, growth and tax assets from the TASC acquisition; (ii) unknown, underestimated or undisclosed commitments or liabilities; and (iii) the impact of the transactions on the parties’ relationships with third parties; and (s) other factors set forth under the heading “Risk Factors” in the 2014 Form 10-K and other documents we file with the SEC. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.
For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in the 2014 Form 10-K, filed with the SEC on March 4, 2015 and Part II, Item 1A of this report. Forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, historical information should not be considered as an indicator of future performance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk relates to changes in interest rates for borrowings under our 2015 Credit Facility. A hypothetical 1% increase in interest rates would have increased our interest expense by approximately $2 million for the three months ended March 31, 2015 and likewise decreased our income and cash flows.
We are exposed to market risk related to changes in interest rates, and we periodically enter into interest rate swap agreements to manage our exposure to these fluctuations. Our interest rate swap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates. The notional amounts of the swap agreements represent balances used to calculate the exchange of cash flows and are not our assets or liabilities. Our credit risk related to these agreements is considered low because the swap agreements are with creditworthy financial institutions. The interest payments under these agreements are settled on a net basis. These derivatives have been recognized in the financial statements at their respective fair values. Changes in the fair value of these derivatives, which are designated as cash flow hedges, are included in other comprehensive income. We do not have any derivatives outstanding that are not designated as hedges.
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
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based upon that evaluation, our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of March 31, 2015, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The “Risk Factors” section of the 2014 Form 10-K describes risk and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We believe that there have been no material changes to the risk factors previously disclosed in our 2014 Form 10-K.

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
Anthony Smeraglinolo President and Chief Executive Officer

/s/ Wayne M. Rehberger
Wayne M. Rehberger
Senior Vice President and Chief Financial Officer
Date: May 11, 2015

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
*10.1	Form of Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Plan Performance Unit Award Agreement.
*10.2	Form of Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Plan Restricted Stock Unit Agreement.
*10.3	Form of Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Plan Restricted Stock Unit Agreement (Directors).
*10.4	Form of Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Plan Restricted Stock Unit Agreement (Directors Interim Award).
*10.5	Form of Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Plan Performance Retention Award Agreement.
*31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*    Filed herewith