Form 10-Q
period 2015-06-30
Engility Holdings, Inc.
filed 2015-08-06
CIK 1544229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 36,814,371 shares of Engility Holdings, Inc. common stock with a par value of $0.01 per share outstanding as of the close of business on August 3, 2015.

ENGILITY HOLDINGS, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ENGILITY HOLDINGS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of June 30, 2015	As of December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$36,686	$7,123
Receivables, net	422,202	286,403
Prepaid and deferred income taxes, current, net	38,313	296
Other current assets	35,852	27,488
Total current assets	533,053	321,310
Property, plant and equipment, net	37,379	19,839
Goodwill	1,382,140	644,554
Identifiable intangible assets, net	464,441	123,549
Deferred tax assets	172,706	4,793
Other assets	25,536	8,591
Total assets	$2,615,255	$1,122,636
Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$8,447	$13,750
Accounts payable, trade	66,750	49,121
Accrued employment costs	108,847	47,824
Accrued expenses	92,619	71,582
Advance payments and billings in excess of costs incurred	39,617	22,300
Deferred income taxes, current and income tax liabilities	267	9,810
Other current liabilities	43,269	21,098
Total current liabilities	359,816	235,485
Long-term debt	1,175,972	279,500
Income tax liabilities	69,796	79,713
Other liabilities	71,171	51,185
Total liabilities	$1,676,755	$645,883
Commitments and contingencies (see Note 11)
Equity:
Preferred stock, par value $0.01 per share, 25,000 shares authorized, none issued or outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, par value $0.01 per share, 175,000 shares authorized, 36,756 and 17,592 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	368	176
Additional paid-in capital	1,230,659	770,764
Accumulated deficit	(295,814)	(295,543)
Accumulated other comprehensive income	(8,929)	(9,018)
Non-controlling interest	12,216	10,374
Total equity	938,500	476,753
Total liabilities and equity	$2,615,255	$1,122,636
See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	$575,495	$363,690	$978,142	$702,514
Costs and expenses
Cost of revenue	486,635	311,686	830,100	604,075
Selling, general and administrative expenses	51,036	28,892	109,915	55,642
Total costs and expenses	537,671	340,578	940,015	659,717
Operating income	37,824	23,112	38,127	42,797
Interest expense, net	30,734	3,139	49,328	6,196
Other income (expenses), net	56	47	29	47
Income (loss) before income taxes	7,146	20,020	(11,172)	36,648
Provision (benefit) for income taxes	(8,324)	7,528	(14,001)	14,339
Net income	15,470	12,492	2,829	22,309
Less: Net income attributable to non-controlling interest	2,374	1,587	3,100	2,533
Net income (loss) attributable to Engility	$13,096	$10,905	$(271)	$19,776

Earnings (loss) per share attributable to Engility
Basic	$0.36	$0.64	$(0.01)	$1.16
Diluted	$0.35	$0.61	$(0.01)	$1.10

Weighted average number of shares outstanding
Basic	36,577	17,094	30,478	17,044
Diluted	37,009	18,023	30,478	17,959
See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$15,470	$12,492	$2,829	$22,309
Other comprehensive income (loss), net of tax
Pension liability adjustment, net of tax benefit, of $350 and $327 for the three and six months ended June 30, 2015, respectively	(548)	—	(511)	—
Unrealized gain on derivative instruments, net of tax expense, of $310 and $383 for the three and six months ended June 30, 2015, respectively	484	—	600	—
Other comprehensive income (loss), net of tax	(64)	—	89	—
Comprehensive income	15,406	12,492	2,918	22,309
Less: Net income attributable to non-controlling interest	2,374	1,587	3,100	2,533
Comprehensive income (loss) attributable to Engility	$13,032	$10,905	$(182)	$19,776
See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30, 2015	June 30, 2014
Operating activities:
Net income	$2,829	$22,309
Share-based compensation	7,679	4,884
Depreciation and amortization	25,493	9,997
Amortization of bank debt fees	8,136	840
Deferred income taxes	13,965	(3,960)
Changes in operating assets and liabilities, excluding acquired amounts:
Receivables	13,241	26,811
Other assets	(3,977)	9,198
Accounts payable, trade	(19,964)	(8,987)
Accrued employment costs	(31,373)	(1,241)
Accrued expenses	(12,350)	(4,185)
Advance payments and billings in excess of costs incurred	(687)	1,264
Other liabilities	(33,219)	(13,497)
Net cash (used in) provided by operating activities	(30,227)	43,433
Investing activities:
Acquisitions, net of cash acquired	25,478	(207,250)
Capital expenditures	(2,550)	(1,637)
Net cash provided by (used in) investing activities	22,928	(208,887)
Financing activities:
Gross borrowings from issuance of long-term debt	585,000	75,000
Repayment of long-term debt	(339,445)	(6,875)
Gross borrowings from revolving credit facility	138,000	288,000
Repayments of revolving credit facility	(96,000)	(193,500)
Debt issuance costs	(42,425)	(1,106)
Equity issuance costs	(2,430)	—
Proceeds from share-based payment arrangements	279	1,309
Payment of employee withholding taxes on share-based compensation	(6,861)	(2,334)
Excess tax deduction on share-based compensation	5,103	1,642
Dividends paid	(203,101)	—
Distributions to non-controlling interest member	(1,258)	(2,994)
Net cash provided by financing activities	36,862	159,142
Net change in cash and cash equivalents	29,563	(6,312)
Cash and cash equivalents, beginning of period	7,123	29,003
Cash and cash equivalents, end of period	$36,686	$22,691
See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

1.	Basis of Presentation
Description of Business: Engility Holdings, Inc. (Engility) has provided mission critical services to the U.S. government for over six decades. Engility serves among other federal agencies, the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Agency for International Development (USAID), U.S. Department of State (DoS), Federal Aviation Administration (FAA) and Department of Homeland Security (DHS). With Engility's acquisition of TASC, Inc. (TASC) on February 26, 2015, Engility further diversified its portfolio to add leading positions with U.S. national security, public safety and space-related agencies. These agencies include the National Geospatial-Intelligence Agency (NGA), National Security Agency (NSA), Defense Intelligence Agency (DIA), National Reconnaissance Organization (NRO), National Aeronautical and Space Administration (NASA), and U.S. Air Force. The acquisition of TASC also enhanced Engility's market position with DHS, Defense Threat Reduction Agency (DTRA), FAA, and Missile Defense Agency (MDA).
As used herein, the terms “Engility,” the “Company,” “we,” “us” or “our” refers to (i) Engility and its subsidiaries, for all periods prior to the closing of the TASC acquisition, and (ii) New Engility and its subsidiaries, for all periods following the TASC acquisition. The TASC acquisition was effected through a new holding company named New East Holdings, Inc. (New Engility). As a result of the business combination, New Engility succeeded to and continues to operate, directly or indirectly, the existing business of Engility and, indirectly, acquired the existing business of TASC.
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
The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. On January 31, 2014 and February 26, 2015, we completed the acquisitions of Dynamics Research Corporation (DRC) and TASC, respectively, which are more fully described in Note 3 to the accompanying Unaudited Consolidated Financial Statements. These transactions were recorded using the purchase method of accounting; accordingly, DRC's and TASC's financial results are included in the Unaudited Consolidated Financial Statements for the periods subsequent to the acquisition.
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
Change in Accounting Principle for Revenue Recognition: As of January 1, 2015, we changed our methodology of recognizing revenue for all of our U.S. government contracts to apply the accounting guidance of Financial Accounting Standards Board (FASB), Accounting Standard Codification (ASC), Subtopic 605-35, as directed by ASC Topic 912, which permits revenue recognition on a percentage-of-completion basis. Previously, we applied this guidance only to contracts related to the construction or development of tangible assets. For contracts not related to those activities, we had applied the general revenue recognition guidance of Staff Accounting Bulletin (SAB), Topic 13, “Revenue Recognition.” We believe that the application of contract accounting under ASC 605-35 to all U.S. government contracts is preferable to the application of contract accounting under SAB Topic 13, based on the fact that the percentage of completion model utilized under ASC 605-35 is a recognized accounting model that better reflects the economics of a U.S. government contract during the contract performance period and better aligns Engility’s revenue policy with its peers. The financial impact resulting from the accounting change was immaterial to our financial statements.
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
Revenue on cost-reimbursable-plus-fee contracts is recognized as services are performed, generally based on allowable costs plus any recognizable earned fee. The Company considers fixed fees under cost-reimbursable-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For cost-reimbursable-plus-fee contracts that include performance-based fee incentives, which are principally award fee

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

arrangements, the Company recognizes income when such fees are probable and estimable. Estimates of the total fee to be earned are made based on contract provisions, prior experience with similar contracts or clients, and management’s evaluation of the performance on such contracts.
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
Contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of the Company’s contracts, developing total revenue and cost at completion estimates requires the use of significant judgment. Contract costs include direct labor and billable expenses, an allocation of allowable indirect costs, and warranty obligations. Billable expenses are comprised of subcontracting costs and other direct costs that often include, but are not limited to, travel-related costs and telecommunications charges. The Company recognizes revenue and billable expenses from these transactions on a gross basis. Assumptions regarding the length of time to complete the contract also include expected increases in wages and prices for materials. Estimates of total contract revenue and costs are monitored during the term of the contract and are subject to revision as the contract progresses. Anticipated losses on contracts are recognized in the period they are deemed probable and can be reasonably estimated.
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
Revenue and profit in connection with contracts to provide services to the U.S. government that contain collection risk because the contracts are incrementally funded and subject to the availability of funds appropriated are deferred until a contract modification is obtained, indicating that adequate funds are available to the contract or task order.
Non-controlling Interest: Engility holds a 50.1% majority interest in Forfeiture Support Associates, LLC (FSA). The results of operations of FSA are included in Engility’s Unaudited Consolidated Financial Statements. The non-controlling interest reported on the Unaudited Consolidated Balance Sheets represents the portion of FSA’s equity that is attributable to the non-controlling interest.
Accounting Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates using assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant of these estimates relate to the recoverability, useful lives and valuation of identifiable intangible assets and goodwill, income tax contingencies and revenue and expenses for certain revenue arrangements. Actual amounts may differ from these estimates and could differ materially. For the three months ended June 30, 2015, the recognized net adjustments related to changes in estimates at completion represented an increase to revenue and margin of $6 million, of which $3 million was directly related to favorable performance on award fee contracts.
Earnings per Share: Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects potential dilution that could occur if securities to issue common stock were exercised or converted into common stock. Diluted EPS includes the effect of the employee stock purchase plan, restricted stock units (RSU), stock options, performance shares and performance units calculated using the treasury stock method. For the six months ended June 30, 2015, 551,547 shares were not included in diluted EPS due to the anti-dilutive effects. No shares were excluded from diluted EPS for both the three months ended June 30, 2015 and 2014, as well as, the six month period ended June 30, 2014.

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income (loss) attributable to Engility	$13,096	$10,905	$(271)	$19,776

Weighted average number of shares outstanding – Basic	36,577	17,094	30,478	17,044
Dilutive effect of share-based compensation outstanding after application of the treasury stock method	432	929	—	915
Weighted average number of shares – Diluted	37,009	18,023	30,478	17,959

Earnings (loss) per share attributable to Engility
Basic	$0.36	$0.64	$(0.01)	$1.16
Diluted	$0.35	$0.61	$(0.01)	$1.10

2.	New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use when accounting for revenue arising from contracts with customers and supersedes all current revenue recognition guidance, including industry-specific guidance. In July 2015, the FASB deferred the effective date of the updated by one year. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017; early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. We are currently evaluating the effect that implementation of this update will have on our consolidated financial position and results of operations upon adoption.
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
As a result of the acquisition of TASC, former stockholders of TASC Parent Corporation, the parent company of TASC, held approximately 52% of our shares of common stock outstanding as of February 26, 2015, the closing date of the acquisition.
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
In connection with the acquisition, we issued 18,937,765 shares of Engility common stock on February 26, 2015 valued at approximately $663 million, and we assumed debt with an estimated fair value of $623 million. Engility declared a special cash dividend payable to stockholders of record as of immediately prior to the closing of the TASC transaction (the Cash Dividend), including holders of all outstanding RSUs and performance shares upon vesting, in the amount of $207 million, or $11.434 per share. For holders of unvested RSUs and performance shares, the Cash Dividend accrued on such grants and will be delivered to the holders upon the vesting of such grants. In connection with the acquisition, Engility has paid $203 million pursuant to the Cash Dividend to stockholders and holders of vested RSUs and options. The remaining Cash Dividend balance will be paid to holders upon the vesting of their outstanding RSUs and performance shares.
We accounted for the acquisition of TASC as a business combination under ASC 805 with Engility as the accounting acquirer. We determined Engility was the accounting acquirer in accordance with ASC 805-10-25-5 as Engility gained control of TASC upon completion of the merger. To make this determination we considered factors as indicated in ASC 805-10-55, including which entity issued equity interests to effect the combination, board of director composition, stockholder ownership, voting control, restrictions on stockholder voting rights, anticipated management positions and the relative size of the two companies. Engility issued its equity to effect the combination, which is usually done by the acquirer. The board of directors immediately following the acquisition was comprised of eleven individuals, seven of whom are the Engility directors and the remaining four of whom are designated by Birch Partners, LP (Birch), the holder of approximately 99% of the outstanding common stock of TASC Parent Corporation prior to the acquisition. While the stockholders of TASC Parent Corporation own approximately 52% of the combined company common stock following the closing of the transaction, Birch executed, at the closing of the transaction, a stockholders agreement agreeing to vote (i) until it no longer has any director nomination rights, with respect to the election of directors, all of its shares in the same manner as, and in the same proportion to, all shares as voted by Engility stockholders (excluding the votes of Birch), other than with respect to its four director nominees; and (ii) with respect to all other proposals, all of its shares in excess of 30% of the total voting power of all issued and outstanding shares of the combined company (between 21%

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

and 21.5% initially) in the same manner as, and in the same proportion to, all shares as voted by Engility stockholders (excluding the votes of Birch). Thus, with respect to proposals other than the election of directors, Birch only controls and is able to independently vote an aggregate of 30% of the outstanding shares of the combined company. Birch is not be able to transfer ownership for years one through three following the closing of the transaction and is limited in years four through six. The combined Engility company is led by Engility’s legacy President and Chief Executive Officer, Anthony Smeraglinolo, and John Hynes, TASC’s former President and Chief Executive Officer, became the Chief Operating Officer of the combined company, reporting to Mr. Smeraglinolo. Another consideration was the relative size of the two companies. Engility had greater revenue, total assets, earnings before interest, taxes, depreciation, and amortization (EBITDA), pre-tax income and employees. All of the above mentioned factors have led us to conclude that Engility was the accounting acquirer.
The final allocation of purchase price is as follows:

Number of Engility shares issued		18,937,765
Share price on February 26, 2015	$46.45
Dividend payable to Engility stockholders	11.434
Value of Engility shares issued to TASC stockholders		$35.016
Equity consideration			$663,125

Cash			$25,478
Receivables			149,041
Prepaid and deferred income taxes, current			26,015
Other current assets			26,286
Property, plant and equipment			15,835
Deferred tax assets			176,218
Other assets			5,096
Current portion of long-term debt			(4,097)
Accounts payable, trade			(34,503)
Accrued employment costs			(92,396)
Accrued expenses			(33,387)
Advance payments and billings in excess of costs incurred			(18,004)
Deferred income taxes, current and income taxes payable			(248)
Other current liabilities			(32,522)
Long-term debt			(619,227)
Other long-term liabilities			(24,446)
Identifiable intangible assets			360,400
Goodwill			737,586
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
From the date of acquisition, February 26, 2015, through June 30, 2015, TASC generated $370 million of revenue and operating income of $23 million, of which $270 million of revenue and $17 million of operating income was generated in the three months ended June 30, 2015. During the three and six months ended June 30, 2015, we incurred $15 million and $43 million, respectively, of acquisition-related costs which are reflected in selling, general and administrative expenses.
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
From the date of acquisition, January 31, 2014, through June 30, 2014, DRC generated $103 million of revenue and an operating loss of $1 million.
Pro forma Results
The following pro forma results of operations have been prepared as though the acquisition of TASC had occurred on January 1, 2014. These pro forma results include adjustments for (1) amortization expense for the estimated identifiable intangible assets in the preliminary allocation of purchase price, (2) the removal of historical TASC amortization expense, (3) adjustments to conform TASC policies to Engility's policies related to the timing and recognition of certain contract revenue and costs, (4) the alignment of TASC’s financial calendar to that of Engility’s and 5) the removal of acquisition-related expenses incurred and recorded in each of TASC and Engility’s results of operations in the three and six months ended June 30, 2015, and a related adjustment to record such costs in the three and six months ended June 30, 2014.
The pro forma results of operations also include adjustments to reflect the acquisition of DRC as though the acquisition occurred on January 1, 2013. These pro forma results include adjustments for (1) amortization expense for the identifiable intangible assets in the final purchase price allocation, (2) the removal of historical DRC amortization expense, and (3) the removal of acquisition-related expenses incurred and recorded on each of DRC and Engility’s results of operations in the six months ended June 30, 2014.
This pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made as of January 1, 2014 and January 1, 2013 respectively, or of results of operations that may occur in the future.

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	$574,368	$639,452	$1,136,303	$1,276,753
Operating income	45,018	36,211	71,819	28,055

4.	Receivables
Our receivables principally relate to contracts with the U.S. government and prime contractors or subcontractors of the U.S. government. The components of contract receivables are presented in the table below.

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

	As of June 30, 2015	As of December 31, 2014
Billed receivables	$136,820	$115,500
Unbilled receivables	287,539	172,385
Allowance for doubtful accounts	(2,157)	(1,482)
Total receivables, net	$422,202	$286,403

5.	Goodwill and Identifiable Intangible Assets
Goodwill: In accordance with the accounting standards for business combinations, we record the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition (commonly referred to as the purchase price allocation). Goodwill was $1,382 million and $645 million at June 30, 2015 and December 31, 2014, respectively. Goodwill increased by $738 million during the six months ended June 30, 2015 as a result of the TASC acquisition.
Identifiable Intangible Assets: Information on our identifiable intangible assets that are subject to amortization is presented in the table below.

		June 30, 2015			December 31, 2014
	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)
Customer contractual relationships	17	$556,430	$110,633	$445,797	$220,730	$97,523	$123,207
Contractual Backlog	1	21,800	10,000	11,800	4,100	3,758	342
Technology	15	7,000	156	6,844	—	—	—
Total		$585,230	$120,789	$464,441	$224,830	$101,281	$123,549
Our amortization expense recorded for our identifiable intangible assets is presented in the table below.

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Amortization expense	$12,962	$3,852	$19,508	$7,155

6.	Share-Based Compensation
Effect of TASC Acquisition on Engility Equity Awards
The TASC acquisition constituted a change of control under the grant agreements for Engility's outstanding RSUs, stock options, and performance shares. The impact on these equity grants was as follows:
RSUs: Pursuant to the terms of the RSU grant agreements, 364,983 RSUs held by our employees vested. Certain executive officers waived vesting with respect to 229,166 RSUs and our independent directors waived vesting with respect to 11,790 RSUs. The TASC acquisition also triggered the issuance of shares for 43,950 vested RSUs held by the independent directors, pursuant to the terms of the grant agreements for these RSUs.
Stock Options: Pursuant to the terms of the stock option grant agreements entered into with holders of outstanding stock options, the exercise price adjusted to reflect the Cash Dividend, provided, that to the extent that adjusting the exercise price by the full amount of the Cash Dividend resulted in the exercise price of the stock options falling below 25% of the fair market value of the shares underlying such stock options, such excess portion of the Cash Dividend was paid to holders of the affected stock options in cash.
Performance Shares: Pursuant to the terms of the performance share agreements entered into with holders of outstanding performance shares, we fixed the number of underlying shares that are eligible to be vested and issued with

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

respect to our outstanding grants of performance shares. For the performance shares granted in 2013, the number of eligible underlying shares was fixed at 127% of their target value based on Engility's performance against the financial metrics set forth in the grant agreements, measured as of a shortened performance period prior to the closing date of the TASC acquisition in accordance with the terms of the award agreements. For the performance shares granted in 2014, as less than half of the performance period was complete at the time of the closing of the TASC acquisition, the number of underlying shares was fixed at their target value of 100% in accordance with the terms of the award agreements.
The performance shares cliff vest according to their grant agreement dates, three years from grant date.
New Awards Granted
For the Six Months Ended June 30, 2015
Performance Retention Awards: During the six months ended June 30, 2015, we granted 212,963 performance units at a target level of 100% (with the potential for the delivery of up to 425,926 shares of our common stock at the maximum performance level) to certain of our executives with a grant date fair value of $32.82. The performance retention awards cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2015. The number of shares of our common stock that are ultimately vested and delivered in respect of these performance retention awards will range from 50% to 200% of the target grant amount depending on the Company’s performance against a metric of net debt to adjusted EBITDA, measured as of December 31, 2017. The performance retention awards may be settled in cash or stock at the sole discretion of the Compensation Committee.
Performance Units: During the six months ended June 30, 2015, we granted 191,848 performance units at target level of 100% (with the potential for the delivery of up to 431,658 shares of our common stock at the maximum performance level) to certain of our employees with a grant date fair value of $32.29. Performance units cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2015. The number of shares of our common stock that are ultimately vested and delivered in respect of these performance units will range from 0% to 200% of the target grant amount depending on the Engility's performance, as approved by the Compensation Committee of our Board of Directors (the "Compensation Committee"), based on two metrics: revenue and operating cash flow. At the end of the three-year period beginning on January 1, 2015, the vested performance units may be subject to further adjustment based on our total stockholder return (TSR) measured against the TSR of a peer group of companies previously approved by the Compensation Committee. If Engility is in the bottom quartile of TSR relative to its peer group, the ultimate number of shares of stock delivered with respect to the performance units will be reduced by 25% of their target number. If Engility is in the top quartile of TSR relative to its peer group, the ultimate number of shares of stock delivered with respect to the performance units will be increased by 25% of their target number. If Engility’s TSR falls within the middle two quartiles relative to its peer group, there will be no adjustment to the number of shares delivered. The performance units may be settled in cash or stock at the sole discretion of the Compensation Committee.
Restricted Stock Units: During the six months ended June 30, 2015, we granted 127,899 RSUs to certain of our employees with a grant date fair value of $32.82, which vest over a term of three years from the grant date, 25% on the first anniversary of the grant date, 25% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. During the six months ended June 30, 2015, we granted 24,703 RSUs to the independent directors with a grant date fair value of $28.34 per share. These RSUs vest after one year from the grant date. The employee and director RSUs may be settled in cash or stock upon vesting at the sole discretion of the Compensation Committee.
For the Six Months Ended June 30, 2014
Performance Shares: During the six months ended June 30, 2014, we granted 102,961 performance shares at a target level of 100% (205,922 shares at the maximum performance level) to certain of our employees with a weighted average grant date fair value of $56.14. Performance shares cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2014. The number of shares of our common stock that are ultimately vested and retained in respect of these performance shares will range from 0% to 200% of the target grant amount depending on the Company’s performance against a peer group, as approved by the Compensation Committee, based on the following two metrics, each of which are weighted equally: relative revenue (based on a compounded annual growth rate) and relative TSR. No shares will vest, including with respect to relative revenue, if we do not achieve at least a threshold level of performance for TSR.
As discussed above, in conjunction with the TASC acquisition, the number of shares eligible to vest pursuant to the performance share awards became fixed.

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

Restricted Stock Units: During the six months ended June 30, 2014, we granted 74,086 RSUs to certain of our employees with a weighted average grant date fair value of $44.33. 68,633 of these RSUs would have vested over a term of three years from the grant date, 25% on the first anniversary of the grant date, 25% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. 1,217 of these RSU's would have cliff vested on the third anniversary of the grant date. The remaining 4,236 of these RSUs, which were only provided to non-executive employees, would have cliff vested on the first anniversary of the grant date. Outstanding RSUs that did not vest in connection with the TASC acquisition (pursuant to waivers executed by certain of our executive officers) will automatically convert into shares of our common stock upon vesting, and remain subject to forfeiture until certain restrictions are met. All other RSUs granted during this period vested in connection with TASC acquisition in accordance with the term of the underlying award agreement.
During the six months ended June 30, 2014, we granted 11,790 RSUs to the independent directors with a weighted average grant date fair value of $38.16 per share. These RSUs vested after one year from the grant date, but will not be converted to shares of Engility common stock until the earlier of (i) the date on which the person ceases to be a director of the company or (ii) a change of control of the Company.
As discussed above, the vesting of all of these RSUs was accelerated and the underlying shares were delivered to the holders as a result of the TASC acquisition, with the exception of RSUs held by certain of our executive officers and independent directors, for which acceleration was waived.

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
The components of net periodic pension income for the DRC pension plan are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest cost on projected benefit obligation	$1,007	$979	$1,998	$1,631
Expected return on plan assets	(1,451)	(1,456)	(2,917)	(2,426)
Net loss amortization	67	—	116	—
Net periodic pension income	$(377)	$(477)	$(803)	$(795)
TASC Defined Benefit Plan
Upon the closing of the TASC acquisition, we assumed TASC's defined benefit plan in which certain employees are eligible to participate based upon service with TASC's prior parent. This plan offers two retirement programs, a Retiree Health Reimbursement Account Plan (RHRA) and a Cash Bonus Plan, which provide a restoration of certain pension benefits that would have been forfeited as a result of years of service and final average pay being frozen by TASC's prior parent. The liability of the TASC defined benefit plan was $21 million as of June 30, 2015 and on the date of acquisition.

8.	Debt
2015 Credit Facility
In connection with the acquisition of TASC, which included the payment of the Cash Dividend and the repayment of outstanding debt under our 2013 Credit Facility (as defined below), we borrowed $585 million under a promissory note issued by our wholly-owned subsidiary Engility LLC (f/k/a Engility Corporation) and guaranteed by Predecessor Engility (as defined below) and certain other Predecessor Engility (as defined below) subsidiaries (the Engility Bridge Loan). In addition, we guaranteed the debt of TASC comprised of the First Lien Credit Agreement and the Second Lien

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

Credit Agreement, consisting of (a)(i) a $395 million senior secured first lien term loan facility (the Original First Lien Term Facility), (ii) a $50 million senior secured revolving credit facility and (iii) a $250 million senior secured second lien term loan facility (the Original Second Lien Term Facility) (the existing facilities in clauses (a)(i) through (a)(iii), collectively, the TASC Existing Credit Facilities) and (b)(i) a new $435 million senior secured first lien term loan facility (the Incremental First Lien Term Facility), (ii) additional senior secured first lien revolving credit capacity in an aggregate principal amount of $65 million and (iii) a new $150 million senior secured second lien term loan facility (the Incremental Second Lien Term Facility) (the incremental facilities in clauses (b)(i) through (iii), collectively, the TASC Incremental Facilities and along with the TASC Existing Credit Facilities, the 2015 Credit Facility), in each case with Barclays Bank PLC as administrative agent. As of June 30, 2015, after repayment in full of the 2013 Credit Facility (as defined below) with proceeds of the Engility Bridge Loan, which was then followed by repayment in full of the Engility Bridge Loan with proceeds of the TASC Incremental Facilities, each on February 26, 2015, our total outstanding principal balance under the 2015 Credit Facility was $1,224 million.
Maturity, Interest Rate and Fees. All borrowings under the 2015 Credit Facility pursuant to the First Lien Credit Agreement bear interest at a variable rate per annum equal to an applicable margin, plus, at our option (other than for swing line loans), either (1) a base rate determined by reference to the highest of (a) the prime rate of Barclays Bank PLC, (b) the federal funds effective rate plus 0.50% and (c) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period of one month, plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, provided that for the Original First Lien Term Facility and Incremental First Lien Term Facility, the LIBOR rate shall not be less than 1.0%. All swing line loans bear interest at a variable rate per annum equal to an applicable margin, plus a base rate determined as described in the immediately preceding sentence. The applicable LIBOR margin and the applicable base rate margin for borrowings under the First Lien Credit Agreement are 6.00% and 5.00%, respectively. All borrowings under the 2015 Credit Facility pursuant to the Second Lien Credit Agreement bear interest at a rate per annum equal to 12.00%.
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
The terms of the 2015 Credit Facility permit prepayment and termination of the loan commitments at any time, subject to certain conditions, including, but not limited to, the payment of certain prepayment and make-whole premiums. The 2015 Credit Facility also contains various covenants, including certain financial covenants, affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on the ability of the Company and its subsidiaries to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain other actions. In addition, TASC Parent LLC is also subject to a passive holding company covenant that limits its ability to engage in certain activities. The 2015 Credit Facility also contains certain customary provisions related to events of default (including upon a change of control).
Amortization and Final Maturity. We are required to make scheduled quarterly payments equal to 0.25% of the original principal amount of the Original First Lien Term Facility and the Incremental First Lien Term Facility under the 2015 Credit Facility, with the balance due and payable on May 22, 2020. The Original Second Lien Term Facility and Incremental Second Lien Term Facility are due on May 21, 2021.
Covenants and Events of Default. The 2015 Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to incur additional debt; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or other debt; make investments, loans and acquisitions; create restrictions on the payment of dividends or other amounts by TASC Parent LLC subsidiaries to TASC Parent LLC or to any guarantor; engage in transactions with TASC Parent LLC’s affiliates; sell assets; consolidate, merge, dissolve or wind up our business; incur liens; and prepay or amend subordinated or unsecured debt. In addition, the 2015 Credit Facility requires that TASC Parent LLC maintain a maximum consolidated total net leverage ratio of no greater than 6.75:1.00 as

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

of the end of any fiscal quarter of TASC Parent LLC, with step-downs to 6.50:1.00 beginning with the fiscal quarter ended December 31, 2015, 6.00:1.00 beginning with the fiscal quarter ending June 30, 2016, 5.50:1.00 beginning with the fiscal quarter ending December 31, 2016, 5.00:1.00 beginning with the fiscal quarter ending December 31, 2017, and 4.50:1.00 beginning with the fiscal quarter ending December 31, 2018. We believe our most restrictive covenant under the 2015 Credit Facility is the maximum consolidated total net leverage ratio, which as of June 30, 2015 was 4.69:1.00. The consolidated total net leverage ratio is the ratio of (a) (i) funded debt as of such date minus (ii) the unrestricted cash as of such date to (b) consolidated bank EBITDA for the period of the four fiscal quarters most recently ended.
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
Our weighted average outstanding loan balance for the three months ended June 30, 2015 was $1,238 million under the 2015 Credit Facility, which accrued interest at a weighted average borrowing rate of approximately 8.98%. Our weighted average outstanding loan balance for the six months ended June 30, 2015 was $952 million under the 2015 Credit Facility, which accrued interest at a weighted average borrowing rate of approximately 7.34%. As of June 30, 2015, we were in compliance with the covenants under the 2015 Credit Facility.
The carrying value of the term loan excluding original issue discount approximated fair value at June 30, 2015. The fair value of the term loan is based on quotes from a nationally recognized fixed income trading platform and is considered to be a Level 2 input, measured under U.S. GAAP hierarchy. Our availability under the revolving portion of the 2015 Credit Facility was $110 million as of June 30, 2015, with $5 million outstanding under letters of credit.
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
During the three months ended June 30, 2014, we had a weighted average outstanding loan balance of $384 million under the 2013 Credit Facility, which accrued interest at a weighted average borrowing rate of approximately 2.73%. During the six months ended June 30, 2014, we had a weighted average outstanding loan balance of $352 million under the 2013 Credit Facility, which accrued interest at a weighted average borrowing rate of approximately 2.84%. On February 26, 2015, the 2013 Credit Facility was repaid in connection with our entry into the TASC Incremental Facilities described above.

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
Derivatives: The Company has entered into multiple interest rate swap contracts which reduce the exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt payments. These interest rate contracts are designated as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported in stockholders’ equity (as a component of accumulated other comprehensive income (loss)) and would be subsequently reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gain or loss of a cash flow hedge would be reported in earnings. The Company does not have any derivatives outstanding that are not designated as hedges.
The Company’s liabilities are measured at fair value on a recurring basis as of June 30, 2015 and February 26, 2015, the TASC acquisition date, and are aggregated by the level in the fair value hierarchy within which those measurements fall. All instruments are classified as Level 2 and there were no transfers of financial instruments between the three levels of fair value hierarchy during the period ended June 30, 2015 and February 26, 2015.
The following table presents our liabilities that are measured at fair value on a recurring basis:

	Fair Value Hierarchy	June 30, 2015	February 26, 2015
Interest rate swap liability	Level 2	$5,161	$6,000
At June 30, 2015, the balance of the interest rate swap liability consisted of $3 million included in Other Current Liabilities and $2 million included in Other Liabilities in the accompanying Unaudited Consolidated Balance Sheet. The notional amounts of derivative instruments in the Unaudited Consolidated Balance Sheet as of June 30, 2015 were $475 million. The notional amount represents the gross contract notional amount of the derivatives outstanding. The derivative instruments are comprised of $275 million of contracts effective December 31, 2014 which expire December 31, 2015, and $200 million of contracts effective December 31, 2015 which expire December 31, 2016. The other terms of these instruments are as follows:
Contract received:    Floating interest rate        LIBOR + 3.25%
Contract pay:    Fixed interest rates        2.45% - 3.18%
The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. If the Company had breached any of these provisions at June 30, 2015, it could have been required to settle its obligations under the agreements at their termination value. As of June 30, 2015, the termination value related to these agreements is a net liability position of $5 million. As of June 30, 2015, the Company has not posted any collateral related to these agreements.

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

10.	Restructuring and Integration Costs
2015 Costs
During the six months ended June 30, 2015 in conjunction with the integration of TASC, we incurred $16 million in restructuring costs, including costs related to workforce reduction which will be paid out over the next 12 months, and other costs to include contract and lease termination fees.
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
The activity and balance of the restructuring liability account for the six months ended June 30, 2015 were as follows:

	Severance and Related Costs	Other Restructuring Costs	Total
Balance as of December 31, 2013	$337	$7,533	$7,870
Additions	1,134	—	1,134
Cash payments	(1,103)	(1,497)	(2,600)
Balance as of December 31, 2014	368	6,036	6,404
Additions	12,612	2,980	15,592
Cash payments	(8,910)	(2,611)	(11,521)
Balance as of June 30, 2015	$4,070	$6,405	$10,475
Amounts contained in the current liabilities line of our balance sheet as of June 30, 2015	$4,070	$1,999	$6,069
Amounts contained in the other liabilities line of our balance sheet as of June 30, 2015	$—	$4,406	$4,406
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
In accordance with the accounting standard for contingencies, we record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. Generally, the loss is recorded for the amount we expect to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are recorded in other current liabilities in the consolidated balance sheets. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At December 31, 2014 and June 30, 2015, we did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. We believe we have recorded adequate provisions for our litigation matters. We review these provisions quarterly and adjust these provisions to reflect the effect of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter.

12.	Income Taxes
The effective tax rate for the three months ended June 30, 2015 was (116.5)% as compared to 37.6% for the three months ended June 30, 2014. The decrease in the effective tax rate, which includes the effects of discrete items, was due principally to a liability reversal for uncertain tax positions relating to an IRS tax audit for tax years 2010 and 2011 which was settled in the three months ended June 30, 2015. For the three months ended June 30, 2015, we paid cash taxes of $358 thousand.
The effective tax rate for the six months ended June 30, 2015 was 125.3% as compared to 39.1% for the six months ended June 30, 2014. The increase in the effective tax rate, which includes the effects of discrete items, was due principally to a liability reversal for uncertain tax positions relating to an IRS income tax audit settlement for tax years 2010 and 2011 and nondeductible acquisition costs for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. For the six months ended June 30, 2015, we paid cash taxes of $4 million.
The Company continues to benefit from tax attributes acquired with the acquisition of TASC, including net operating losses (“NOLs”).  These tax assets are expected to significantly reduce the net cash tax payments through 2024.

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
Engility has provided mission critical services to the U.S. government for over six decades. Engility serves among other federal agencies, the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Agency for International Development (USAID), U.S. Department of State (DoS), Federal Aviation Administration (FAA) and Department of Homeland Security (DHS). With Engility's acquisition of TASC, Inc. (TASC) on February 26, 2015, Engility further diversified its portfolio to add leading positions with U.S. national security, public safety and space-related agencies. These agencies include the National Geospatial-Intelligence Agency (NGA), National Security Agency (NSA), Defense Intelligence Agency (DIA), National Reconnaissance Organization (NRO), National Aeronautical and Space Administration (NASA), and U.S. Air Force. The acquisition of TASC also enhanced Engility's market position with DHS, Defense Threat Reduction Agency (DTRA), FAA, and Missile Defense Agency (MDA).
Executive Summary
Our revenue is spread over a diverse mix of activities and services with no single program accounting for more than 10% of our revenue for the three or six months ended June 30, 2015 and 2014.  Revenue for the quarter ended June 30, 2015 was $575 million, an increase of $212 million compared to the second quarter of 2014. This increase was primarily the result of our acquisition of TASC in February 2015, which was a primary driver of $166 million in increased intelligence-related contract revenue, $26 million in increased federal civilian-related contract revenue, $15 million in increased DoD-related revenue and a $5 million increase in other contract revenue.
Selling, general and administrative expenses for the quarter ended June 30, 2015 were $51 million, an increase of $22 million compared to the second quarter of 2014. The increase in selling, general and administrative expenses, including as a percentage of revenue, primarily resulted from the addition of TASC to our financial results, as well as $15 million of acquisition and integration-related expenses and amortization expense related to our acquisitions of TASC and DRC for the three months ended June 30, 2015 as compared to $6 million for similar expenses related to DRC for the three months ended June 30, 2014.
Our operating income for the quarter ended June 30, 2015 was $38 million, an increase of $15 million compared to the second quarter of 2014. The increase in operating income was primarily due to the acquisition TASC, which contributed $17 million of operating income for the quarter.
Economic Opportunities, Challenges, and Risks
We generate substantially all of our revenue from contracts with the U.S. government. For the quarter ended June 30, 2015, $243 million, or 42%, of our total revenue was from contracts with the DoD, compared to $226 million, or 62%, for the quarter ended June 30, 2014. The decrease in the percentage of DoD-related revenue reflects our strategy to increase our presence in the federal civilian and non-defense-related contracts, in anticipation of continued declines in overall defense-related spending. This strategy is highlighted by our January 2014 acquisition of DRC, which generated approximately 44% of its revenue from non-DoD customers in 2014, and our February 2015 acquisition of TASC, which generated approximately 72% of its revenue in 2014 from non-DoD customers.

The U.S. government services market continues to face significant uncertainty in terms of budgets, funding, changing mission priorities, and political and legislative challenges, which has adversely impacted spending by both our DoD and federal agency customers. This has increased substantially the competitive pressures in our industry, as the overall market for U.S. government services continues to contract. Trends in the U.S. government contracting process, including a shift towards multiple-award contracts (in which certain contractors are preapproved using indefinite delivery/indefinite quantity and General Services Administration contract vehicles) and awarding contracts on a low price, technically acceptable basis, have also increased competition for U.S. government contracts. In response to these pressures, we continue to take steps to reduce indirect labor and other costs in our business. We have also increased our focus on our business development efforts to win new business, as evidenced by our increased bid and proposal expenditures in 2015 and 2014.
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
Key Performance Indicators
Funded Backlog

	As of
	June 30, 2015	December 31, 2014
	(in millions)
Funded backlog	$909	$602
We define funded backlog as the value of funded orders received from customers, less the cumulative amount of revenue recognized on such orders. Funded backlog as of June 30, 2015 includes $309 million of funded backlog attributable to the TASC acquisition.
Funded Orders and Book-to-Bill

	Three Months Ended				Six Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	(in millions)
Funded orders	$546		$304		$976		$509

Book-to-Bill	0.9	x	0.8	x	1.0	x	0.7	x
On a trailing-twelve month basis, our contract funded orders were approximately $1.7 billion, representing a book-to-bill ratio of 1.1x. TASC orders are included from the date of acquisition through June 30, 2015.
We define funded orders as funding received during the current period less deobligations. This term could also be defined as “net orders.”

Our book-to-bill ratio is calculated as funded orders divided by revenue.
Days Sales Outstanding
Days sales outstanding (DSO) as of June 30, 2015, net of advanced payments and pro forma to include three months of revenue from TASC, was 60 days, as compared to 74 days as of December 31, 2014.
DSO is calculated as net receivables less advance payments and billings in excess of costs incurred, divided by daily revenue (total revenue for the quarter divided by 90 days).
Revenue by Contract Type

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Cost-plus	60.4%	46.3%	57.5%	47.1%
Time-and-material	20.3	29.5	21.6	27.2
Fixed price	19.3	24.2	20.9	25.7
Total	100.0%	100.0%	100.0%	100.0%
Prime Contractor Revenue

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Prime	83.4%	75.2%	82.8%	73.7%
Subcontractor	16.6	24.8	17.2	26.3
Total	100.0%	100.0%	100.0%	100.0%
Revenue by Customer

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Department of Defense	42.2%	62.0%	44.6%	63.1%
Federal civilian	26.6	34.2	29.9	33.4
Intel	29.0	0.4	23.7	0.3
Other	2.2	3.4	1.8	3.2
Total	100.0%	100.0%	100.0%	100.0%
The significant changes in revenue percentages for contract type, prime contractor, and customer for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 are primarily a result of the TASC acquisition.

Results of Operations — Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
The following information should be read in conjunction with our Unaudited Consolidated Financial Statements included herein.
The following tables provide our selected financial data for the three months ended June 30, 2015 and 2014.

	Three Months Ended
	June 30, 2015		June 30, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Revenue	$575,495	100.0%	$363,690	100.0%	$211,805	58.2%
Revenue: For the three months ended June 30, 2015, revenue was $575 million (which included $270 million of revenue from TASC), compared to $364 million for the three months ended June 30, 2014. In total, revenue increased $212 million, or 58.2%, compared to the three months ended June 30, 2014. This increase was primarily the result of our acquisition of TASC in February 2015, which was a primary driver of $165 million in increased intelligence-related contract revenue, $29 million in increased federal civilian-related contract revenue, $17 million in increased DoD-related revenues and $1 million in increased other contract revenue. Intelligence-related contract revenue reflects $167 million of TASC-related revenue for the three months ended June 30, 2015, offset in part by a $1 million decline in legacy Engility-related intelligence revenue. The increase in federal civilian-related revenue was driven by the addition of TASC-related revenue of $21 million and a $8 million increase in legacy Engility federal civilian-related revenue for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Other revenue was essentially unchanged for the three months ended June 30, 2015 compared to the prior period with a decrease of $9 million in other legacy Engility revenue, offset by $10 million of other TASC-related revenue for the three months ended June 30, 2015. The increase in DoD-related revenues for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 reflects the addition of $73 million in TASC revenue partially offset by a reduction in certain legacy Engility DoD programs, including a reduction of (i) $17 million related to the drawdown in Afghanistan and (ii) $39 million in legacy Engility DoD-related revenue. Legacy Engility Afghanistan-related revenue was $14 million for the three months ended June 30, 2015 as compared to $31 million for the three months ended June 30, 2014.

	Three Months Ended
	June 30, 2015		June 30, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Cost of revenue	$486,635	84.6%	$311,686	85.7%	$174,949	56.1%
Cost of revenue: Total cost of revenue was $487 million for the three months ended June 30, 2015, an increase of 56.1%, compared to $312 million for the three months ended June 30, 2014. The increase in cost of revenue was driven by an increase in revenue of $212 million, or 58.2% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Cost of revenue as a percentage of total revenue decreased to 84.6% for the three months ended June 30, 2015, compared to 85.7% for the three months ended June 30, 2014. The decrease in cost of revenue as a percentage of total revenue was primarily due to the higher overall profitability of the TASC contracts compared to the legacy Engility contracts.

	Three Months Ended
	June 30, 2015		June 30, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Selling, general and administrative expenses	$51,036	8.9%	$28,892	7.9%	$22,144	76.6%

Selling, general and administrative expenses: For the three months ended June 30, 2015, selling, general and administrative expenses were $51 million, compared to $29 million for the three months ended June 30, 2014. Selling, general and administrative expenses as a percentage of revenue increased to 8.9% for the three months ended June 30, 2015, compared to 7.9% for the three months ended June 30, 2014. The increase in selling, general and administrative expenses primarily resulted from expenses related to the addition of TASC to our financial results for the second quarter of 2015, as well as $15 million of acquisition, integration and amortization expense related to our acquisitions of TASC and DRC for the three months ended June 30, 2015, as compared to $6 million for similar expenses related to DRC for the three months ended June 30, 2014.

	Three Months Ended
	June 30, 2015		June 30, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Operating income	$37,824	6.6%	$23,112	6.4%	$14,712	63.7%
Operating income and operating margin: Operating income for the three months ended June 30, 2015 was $38 million, an increase of $15 million compared to the three months ended June 30, 2014. Operating margin increased to 6.6% for the three months ended June 30, 2015, compared to 6.4% for the three months ended June 30, 2014. The increase in operating income was primarily due to the acquisition TASC and overall higher contract profitability, partially offset by higher acquisition, integration, and amortization expenses noted above.

	Three Months Ended
	June 30, 2015		June 30, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Interest expense, net	$30,734	5.3%	$3,139	0.9%	$27,595	879.1%
Interest expense: During the three months ended June 30, 2015, net interest expense was $31 million, compared to $3 million for the three months ended June 30, 2014. The increase in interest expense was primarily due to an increase in interest rates and loan balances resulting from the TASC acquisition. See Note 8 to the accompanying Unaudited Consolidated Financial Statements for a discussion of the TASC Incremental Facilities and the 2013 Credit Facility.
During the three months ended June 30, 2015, we had a weighted average outstanding loan balance of $1,238 million, which accrued interest at a weighted average borrowing rate of approximately 8.98%.
During the three months ended June 30, 2014, we had a weighted average outstanding loan balance of $384 million, which accrued interest at a weighted average borrowing rate of approximately 2.73%.

	Three Months Ended
	June 30, 2015		June 30, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Income (loss) before income taxes	$7,146	1.2%	$20,020	5.5%	$(12,874)	NM
Provision (benefit) for income taxes	(8,324)	(1.4)	7,528	2.1	(15,852)	NM
Net income (loss)	$15,470	2.6%	$12,492	3.4%	$2,978	23.8%
Effective tax rate after discrete items	(116.5)%		37.6%
*NM = Not meaningful.
Effective income tax rate: The effective tax rate, which includes the effects of discrete items, for the three months ended June 30, 2015 was (116.5)%, compared to 37.6% for the three months ended June 30, 2014. The decrease in the effective tax rate, which includes the effects of discrete items, was due principally to a liability reversal for uncertain tax positions relating to an IRS tax audit for tax years 2010 and 2011 which was settled in the three months ended June 30, 2015. For the three months ended June 30, 2015, we paid cash taxes of $358 thousand.

	Three Months Ended
	June 30, 2015		June 30, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Net income attributable to Engility	$13,096	2.3%	$10,905	3.0%	$2,191	20.1%
Net income attributable to Engility: Net income attributable to Engility was $13 million for the three months ended June 30, 2015 compared to $11 million for the three months ended June 30, 2014. The increase in net income for the three months ended June 30, 2015 compared to the same period in 2014 was more than offset by higher interest expense attributable to the higher debt balances related to the TASC acquisition, resulting in $7 million in income before income taxes for the three months ended June 30, 2015 compared to $20 million in same period in 2014. The liability reversal from the settlement of uncertain tax positions discussed above resulted in a tax benefit that more than offset the lower income before tax resulting in the higher net income attributable to Engility for the three months ended June 30, 2015.
Results of Operations — Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
The following information should be read in conjunction with our Unaudited Consolidated Financial Statements included herein.
The following tables provide our selected financial data for the six months ended June 30, 2015 and 2014.

	Six Months Ended
	June 30, 2015		June 30, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Revenue	$978,142	100.0%	$702,514	100.0%	$275,628	39.2%
Revenue: For the six months ended June 30, 2015, revenue was $978 million (which included $370 million of revenue from TASC for the period from February 26, 2015 to June 30, 2015), compared to $703 million for the three months ended June 30, 2014. In total, revenue increased $276 million, or 39.2%, compared to the six months ended June 30, 2014. This increase was primarily the result of $229 million in increased intelligence-related contract revenue and $58 million in increased federal civilian-related contract revenue, partially offset by a decrease of $8 million in DoD-related revenues. Intelligence-related contract revenue primarily consisted of $227 million of TASC-related revenue from the date of the TASC acquisition to June 30, 2015. The increase in federal civilian-related revenue was driven by TASC-related revenue of $29 million from the date of the TASC acquisition to June 30, 2015 and a $29 million increase in legacy Engility federal civilian-related revenue for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Other revenue was essentially unchanged for the six months ended June 30, 2015 compared to the prior period with a decrease of $10 million in other legacy Engility revenue offset by $14 million of other TASC-related revenue from the date of the TASC acquisition to June 30, 2015. The decrease in DoD-related revenues was primarily the result of a reduction of (i) $37 million related to the drawdown in Afghanistan and (ii) $71 million in legacy Engility DoD-related revenue for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, partially offset by $100 million in DoD-related revenue from TASC.
Legacy Engility Afghanistan-related revenue was $30 million for the six months ended June 30, 2015 as compared to $67 million for the six months ended June 30, 2014.

	Six Months Ended
	June 30, 2015		June 30, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Cost of revenue	$830,100	84.9%	$604,075	86.0%	$226,025	37.4%
Cost of revenue: Total cost of revenue was $830 million for the six months ended June 30, 2015, an increase of 37.4%, compared to $604 million for the six months ended June 30, 2014. The increase in cost of revenue was driven by an increase in revenue of $276 million, or 39.2%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Cost of revenue as a percentage of total revenue decreased to 84.9% for the six months ended June 30, 2015, compared to 86.0% for the six months ended June 30, 2014. The decrease in cost of revenue as a percentage of total revenue was primarily due to the higher overall profitability of the TASC contracts compared to the legacy Engility contracts.

	Six Months Ended
	June 30, 2015		June 30, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Selling, general and administrative expenses	$109,915	11.2%	$55,642	7.9%	$54,273	97.5%
Selling, general and administrative expenses: For the six months ended June 30, 2015, selling, general and administrative expenses were $110 million, compared to $56 million for the six months ended June 30, 2014. Selling, general and administrative expenses as a percentage of revenue increased to 11.2% for the six months ended June 30, 2015, compared to 7.9% for the six months ended June 30, 2014. The increase in selling, general and administrative expenses, including as a percentage of revenue, primarily resulted from expenses related to the addition of TASC to our financial results from the date of the TASC acquisition to June 30, 2015, as well as $43 million of acquisition, integration and amortization expense related to our acquisitions of TASC and DRC for the six months ended June 30, 2015, as compared to $9 million for similar expenses related to DRC for the six months ended June 30, 2014.

	Six Months Ended
	June 30, 2015		June 30, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Operating income	$38,127	3.9%	$42,797	6.1%	$(4,670)	(10.9)%
Operating income and operating margin: Operating income for the six months ended June 30, 2015 was $38 million, a decrease of $5 million compared to $43 million for the six months ended June 30, 2014. Operating margin decreased to 3.9% for the six months ended June 30, 2015, compared to 6.1% for the six months ended June 30, 2014. The decrease in operating income and operating margin was primarily due to the additional $54 million of selling, general and administrative expenses described above partially offset by increased profitability on our contract revenue.

	Six Months Ended
	June 30, 2015		June 30, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Interest expense, net	$49,328	5.0%	$6,196	0.9%	$43,132	696.1%
Interest expense: During the six months ended June 30, 2015, net interest expense was $49 million, compared to $6 million net interest expense for the six months ended June 30, 2014. In connection with our entry into the TASC Incremental Facilities on February 26, 2015, we expensed $5 million of deferred debt issuance costs associated with the 2013 Credit Facility. These amounts are reflected in interest expense, net in the Unaudited Consolidated Statements of Operations. Furthermore, we expensed debt issuance costs of approximately $1 million that did not qualify for deferral, which are reflected in interest expense, net, in the Unaudited Consolidated Statements of Operations. The increase in interest expense was primarily due to an increase in interest rates and loan balances resulting from the TASC acquisition and the expense of the previously capitalized bank fees described above. See Note 8 to the accompanying Unaudited Consolidated Financial Statements for a discussion of the TASC Incremental Facilities and the 2013 Credit Facility.
During the six months ended June 30, 2015, we had a weighted average outstanding loan balance of $952 million, which accrued interest at a weighted average borrowing rate of approximately 7.34%.
During the six months ended June 30, 2014, we had a weighted average outstanding loan balance of $352 million, which accrued interest at a weighted average borrowing rate of approximately 2.84%.

	Six Months Ended
	June 30, 2015		June 30, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Income (loss) before income taxes	$(11,172)	(1.1)%	$36,648	5.2%	$(47,820)	NM
Provision (benefit) for income taxes	(14,001)	(1.4)	14,339	2.0	(28,340)	NM
Net income	$2,829	0.3%	$22,309	3.2%	$(19,480)	(87.3)%
Effective tax rate after discrete items	125.3%		39.1%
*NM = Not meaningful.
Effective income tax rate: The effective tax rate, which includes the effects of discrete items, for the six months ended June 30, 2015 was 125.3%, compared to 39.1% for the six months ended June 30, 2014. The change in the effective tax rate, which includes the effects of discrete items, was due principally to a liability reversal for uncertain tax positions relating to an IRS income tax audit settlement for tax years 2010 and 2011 and nondeductible acquisition costs for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. For the six months ended June 30, 2015, we paid cash taxes of $4 million.

	Six Months Ended
	June 30, 2015		June 30, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Net income (loss) attributable to Engility	$(271)	—%	$19,776	2.8%	$(20,047)	(101.4)%
Net income (loss) attributable to Engility: Net loss attributable to Engility was $271 thousand for the six months ended June 30, 2015, compared to net income attributable to Engility of $20 million for the six months ended June 30, 2014. The decrease of $20 million in net income attributable to Engility during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, was primarily due to decreased operating income, increased interest expense, and increased expenses related to our acquisitions of TASC, offset in part by the reduced provision for income taxes.

Liquidity and Capital Resources
Our primary cash needs are for debt service, working capital, and strategic investments or acquisitions. Under our 2015 Credit Facility, our required payments include principal of $2 million per quarter and estimated quarterly interest of $30 million. We currently believe that our cash from operations, together with our cash on hand and available borrowings under the 2015 Credit Facility are adequate to fund our operating needs for at least the next twelve months. As of June 30, 2015, our availability under the revolving portion of our 2015 Credit Facility was $110 million (net of outstanding letters of credit).
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
The total amount of our accounts receivable can vary significantly over time, but is generally very sensitive to recent revenue levels. Total accounts receivable typically range from 60 to 70 DSO, calculated on trailing three months of revenue. Our DSO, net of advanced payments and pro forma to include three months of revenue from TASC, was 60 days as of June 30, 2015. Our DSO, net of advanced payments, was 74 days as of December 31,

2014. DSO decreased primarily due to the inclusion of DSO for TASC for the quarter ended June 30, 2015. TASC DSO has traditionally been lower than that of the legacy Engility business.
The following table represents cash flows for the six months ended June 30, 2015 and 2014.

	Six Months Ended
	June 30, 2015	June 30, 2014
	(in thousands)
Net cash (used in) provided by operating activities	$(30,227)	$43,433
Net cash provided by (used in) investing activities	22,928	(208,887)
Net cash provided by financing activities	36,862	159,142
Net change in cash and cash equivalents, end of period	$29,563	$(6,312)
Cash (used in) Provided by Operating Activities
We used $30 million of cash from operating activities during the six months ended June 30, 2015, compared with $43 million of cash provided by operating activities during the six months ended June 30, 2014. For the six months ended June 30, 2015, net income and non-cash items added $58 million to cash from operations as compared to $34 million for the six months ended June 30, 2014. Net working capital changes for the six months ended June 30, 2015 decreased cash from operations by $88 million, as compared to an increase of $9 million for the six months ended June 30, 2014. This includes approximately $64 million of acquisition and integration-related payments for our acquisition of TASC to include transaction costs, restructuring severance, and the settlement of share based payment awards including certain liabilities assumed at the date of the acquisition.
Cash Provided by (used in) Investing Activities
During the six months ended June 30, 2015, cash provided by investing activities was $23 million resulting from the acquisition of cash in the TASC acquisition. Cash used in investing activities during the six months ended June 30, 2014 primarily consisted of approximately $207 million for the acquisition of DRC.
Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2015 was $37 million, primarily due to net borrowings of $288 million and partially offset by the cash dividend of $203 million, $45 million of cash used for fees related to debt and equity issuances and $7 million for the payment of employee withholding taxes on share-based compensation, of which $6 million was attributable from the TASC acquisition. Net cash generated by financing activities for the six months ended June 30, 2014 was $159 million, primarily due to net borrowings of $163 million.
Credit Facility
2015 Credit Facility
For a summary of the terms of our 2015 Credit Facility, see Note 8 to the accompanying Unaudited Consolidated Financial Statements.
We currently do not have an outstanding balance on our revolving line of credit and our availability under the revolving portion of the 2015 Credit Facility was $110 million as of June 30, 2015, net of outstanding letters of credit. As of June 30, 2015, our total outstanding principal balance under the 2015 Credit Facility was $1,224 million.

	June 30, 2015	December 31, 2014	Change in Net Debt
	(in thousands)
Debt
Term loan balance, excluding original issue discount	$1,223,875	$258,750	$965,125
Revolver loan balance	—	34,500	(34,500)
Cash	(36,686)	(7,123)	(29,563)
Net debt	$1,187,189	$286,127	$901,062
Available Liquidity
Cash	$36,686	$7,123	$29,563
Revolver loan availability	110,385	160,546	(50,161)
Total available liquidity	$147,071	$167,669	$(20,598)
On February 26, 2015, we repaid the 2013 Credit Facility in connection with our entry into the TASC Incremental Facilities. See Note 8 to the accompanying Unaudited Consolidated Financial Statements.
Contractual Obligations
The table below presents our estimated total contractual obligations at June 30, 2015, including the amounts expected to be paid or settled for each of the periods indicated below.

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Long-term debt obligations (1)	$1,800,602	$120,385	$232,553	$1,004,330	$443,334
Non-cancellable operating leases	210,039	41,593	63,699	36,913	67,834
Purchase obligations (2)	38,279	24,324	11,677	1,167	1,111
Total (3)	$2,048,920	$186,302	$307,929	$1,042,410	$512,279

(1)
Represents term loan and outstanding borrowing under our revolving line of credit and $577 million of expected interest payments. Interest expense was estimated using an assumed interest rate of 9.35%.

(2)
Includes estimated obligation to transfer funds under legally enforceable agreements for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Excludes purchase orders for services or products to be delivered pursuant to U.S. government contracts in which we have full recourse under normal contract termination clauses.

(3)
Excludes all income tax obligations, a portion of which represents unrecognized tax benefits in connection with uncertain tax positions taken, or expected to be taken on our income tax returns as of December 31, 2015 since we cannot determine the time period of future tax consequences. For additional information regarding income taxes, see Note 12 to the Consolidated and Combined Financial Statements.

Off-Balance Sheet Arrangements
At June 30, 2015, we had no significant off-balance sheet arrangements.
Critical Accounting Policies
Change in Accounting Principle for Revenue Recognition: As of January 1, 2015, we changed our methodology of recognizing revenue for all of our U.S. government contracts to apply the accounting guidance of FASB ASC, Subtopic 605-35, as directed by ASC Topic 912, which permits revenue recognition on a percentage-of-completion basis. Previously, we applied this guidance only to contracts related to the construction or development of tangible assets. For contracts not related to those activities, we had applied the general revenue recognition guidance of SAB, Topic 13, “Revenue Recognition.” We believe that the application of contract accounting under

ASC 605-35 to all U.S. government contracts is preferable to the application of contract accounting under SAB Topic 13, based on the fact that the percentage of completion model utilized under ASC 605-35 is a recognized accounting model that better reflects the economics of a U.S. government contract during the contract performance period period and better aligns Engility’s revenue policy with its peers. The financial impact resulting from the accounting change was immaterial to our financial statements.
Revenue Recognition
Substantially all of our revenue is derived from services provided to the U.S. government and its agencies, primarily by our consulting staff and, to a lesser extent, subcontractors. We generate revenue from the following types of contractual arrangements: cost-reimbursable-plus-fee contracts, time-and-materials contracts, and fixed-price contracts.
Revenue on cost-reimbursable-plus-fee contracts is recognized as services are performed, generally based on allowable costs plus any recognizable earned fee. We consider fixed fees under cost-reimbursable-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For cost-reimbursable-plus-fee contracts that include performance-based fee incentives, which are principally award fee arrangements, we recognize income when such fees are probable and estimable. Estimates of the total fee to be earned are made based on contract provisions, prior experience with similar contracts or clients, and management’s evaluation of the performance on such contracts.
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
Contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, developing total revenue and cost at completion estimates requires the use of significant judgment. Contract costs include direct labor and billable expenses, an allocation of allowable indirect costs, and warranty obligations. Billable expenses are comprised of subcontracting costs and other direct costs that often include, but are not limited to, travel-related costs and telecommunications charges. We recognize revenue and billable expenses from these transactions on a gross basis. Assumptions regarding the length of time to complete the contract also include expected increases in wages and prices for materials. Estimates of total contract revenue and costs are monitored during the term of the contract and are subject to revision as the contract progresses. Anticipated losses on contracts are recognized in the period they are deemed probable and can be reasonably estimated. For the three months ended June 30, 2015, the recognized amounts related to changes in estimates at completion represented an increase to revenue and margin of $6 million, of which $3 million was directly related to favorable performance on award fee contracts.
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements,  including, without limitation, in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of acquisitions and competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: (a) the loss or delay of a significant number of our contracts; (b) a decline in or a redirection of the U.S. budget for government services, including in particular the U.S. defense budget; (c) future shutdowns of the U.S. government, or a failure of the U.S. Congress to approve increases to the federal debt ceiling; (d) the DoD’s wide-ranging efficiencies initiative, which targets affordability and cost growth; (e) the intense competition for contracts in our industry, as well as the frequent protests by unsuccessful bidders; (f) our indefinite delivery, indefinite quantity (IDIQ) contracts, which are not firm orders for services, and could generate limited or no revenue; (g) our government contracts, which contain unfavorable termination provisions and are subject to audit and modification; (h) the mix of our cost-plus, time-and-material and fixed-price type contracts; (i) our ability to attract and retain key management and personnel; (j) the impairment of our goodwill, which represents a significant portion of the assets on our balance sheet; (k) changes in regulations or any negative findings from a U.S. government audit or investigation; (l) current and future legal and regulatory proceedings; (m) risks associated with our international operations; (n) information security threats and other information technology disruptions; (o) integration, operational and other risks related to our acquisitions of DRC and TASC, including difficulties and delays in realizing anticipated cost savings; (p) the level of indebtedness that we incurred in connection with the acquisition of DRC and TASC, our ability to comply with the terms of our debt agreements and our ability to finance our future operations, if necessary; (q) U.S. federal income tax liabilities that relate to the distribution in the spin-off of Engility from L-3 Communications Holdings, Inc.; (r) with respect to the TASC acquisition, (i) the ability to successfully integrate operations, technology and employees and realize synergies, growth and tax assets from the TASC acquisition; (ii) unknown, underestimated or undisclosed commitments or liabilities; and (iii) the impact of the transactions on the parties’ relationships with third parties; and (s) other factors set forth under the heading “Risk Factors” in the 2014 Form 10-K and other documents we file with the SEC. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk relates to changes in interest rates for borrowings under our 2015 Credit Facility. A hypothetical 1% increase in interest rates would have increased our interest expense by approximately $5 million for the six months ended June 30, 2015 and likewise decreased our income and cash flows.
We are exposed to market risk related to changes in interest rates, and we periodically enter into interest rate swap agreements to manage our exposure to these fluctuations. Our interest rate swap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates. The notional amounts of the swap agreements represent balances used to calculate the exchange of cash flows and are not our assets or liabilities. Our credit risk related to these agreements is considered low because the swap counterparties are creditworthy financial institutions. The interest payments under these agreements are settled on a net basis. These derivatives have been recognized in the financial statements at their respective fair values. Changes in the fair value of these derivatives, which are designated as cash flow hedges, are included in other comprehensive income. We do not have any derivatives outstanding that are not designated as hedges.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management, with the participation of our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15-15(e) of the Exchange Act, as of June 30, 2015. Based on that evaluation, our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 6, 2015

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