Form 10-K/A
period 2014-12-31
Engility Holdings, Inc.
filed 2015-11-06
CIK 1544229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K/A
(Amendment No. 1)
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
As of November 2, 2015, there were issued and outstanding 36,734,601 shares of common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K (this “Amended Form 10-K”) of Engility Holdings, Inc. (the “Company”) for the fiscal year ended December 31, 2014 (Commission File Number 001-35487) is being filed to amend and restate in their entirety the following items of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that was filed on March 4, 2015 (the “Original Filing”): (i) Item 8 of Part II, “Financial Statements and Supplementary Data,” (ii) Item 9A of Part II, “Controls and Procedures” and (iii) Item 15 of Part IV, “Exhibits, Financial Statement Schedules”.
Except as described above, this Amended Form 10-K does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing date of the Original Filing. As such, this Amended Form 10-K speaks only as of the date of the Original Filing, and the Registrant has not undertaken to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amended Form 10-K should be read in conjunction with the Registrant’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendment to those filings.
Restatement of Conclusion Regarding Disclosure Controls and Procedures and Internal Control over Financial Reporting

At the time of the Original Filing, our chief executive officer (“CEO”) (principal executive officer) and the chief financial officer (“CFO”) (principal financial officer), concluded that our disclosure controls and procedures were effective as of December 31, 2014. Additionally, at the time of the Original Filing, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. Subsequent to that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2014 because of the material weaknesses in our internal control over financial reporting as described in Item 9A of Part II "Controls and Procedures." As a result, we have restated Item 9A of Part II “Controls and Procedures” to include disclosure of the material weaknesses.
Notwithstanding the material weaknesses in internal control over financial reporting, these control deficiencies did not result in a misstatement in the finite-lived intangible assets or related financial disclosures. Accordingly, our management, including our CEO and CFO, has concluded that the consolidated financial statements included in the Original Filing present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Engility Holdings, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Engility Holdings, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014. However, management has subsequently determined that material weaknesses in internal control over financial reporting existed as of that date related to (i) the evaluation of the identifiable finite-lived intangible assets for impairment at the asset group level and the appropriateness of the remaining useful lives in accordance with ASC 350-30-35-9 and (ii) the evaluation of the retention rate assumption used to value acquired contractual customer relationship intangible assets. Accordingly, management’s report has been restated and our opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed as of that date related to (i) the evaluation of the carrying value of identifiable finite-lived intangible assets and (ii) the evaluation of the retention rate assumption used to value acquired contractual customer relationship intangible assets. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2014 and 2013). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Dynamics Research Corporation from its assessment of internal control over financial reporting as of December 31, 2014 because it was acquired by the Company in a purchase business combination during 2014. We have also excluded Dynamics Research Corporation from our audit of internal control over financial reporting. Dynamics Research Corporation is a wholly-owned subsidiary whose total assets and total revenues represent 22% and 17%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
March 3, 2015, except with respect to our opinion on internal control over financial reporting insofar as it relates to the matter described in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is November 6, 2015

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

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2014, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). At the time of the Original Filing, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2014.
Subsequent to that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2014 because of the material weaknesses in our internal control over financial reporting as described below. Notwithstanding such material weaknesses in internal control over financial reporting, our CEO and CFO have concluded that the consolidated financial statements included in the Original Filing and presented in Item 8 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
Restated Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including the CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We identified the following two control deficiencies that each constitute a material weakness: (1) We did not design and maintain effective controls to properly evaluate our identifiable finite-lived intangible assets for impairment at the asset group level and the appropriateness of the remaining useful lives in accordance with ASC 350-30-35-9 and (2) We did not design and maintain effective controls over the evaluation of the retention rate assumption used to value acquired contractual customer relationship intangible assets. Specifically, we did not design and maintain controls to evaluate the reliability of information used to assess the reasonableness of the retention rate assumption. These control deficiencies did not result in a misstatement in the finite-lived intangible assets or related financial disclosures. However, these control deficiencies could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of DRC which was acquired on January 31, 2014. The financial results of DRC constituted 22% of total assets and 17% of total revenue of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.
In Management’s Report on Internal Control Over Financial Reporting included in the Original Filing, our management, including our CEO and CFO, concluded that we maintained effective internal control over financial reporting as of December 31, 2014. Management has subsequently concluded that the material weaknesses described above existed as of December 31, 2014. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014, based on the criteria in Internal Control - Integrated Framework (2013) issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.
Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Remediation Plan
The Company has initiated a plan to remediate the material weaknesses described above. The implementation of this plan has begun and consists of the following main elements:

•
Re-designing, implementing and testing the internal control for evaluating the carrying value of finite-lived intangible assets, including designing the control to operate at the appropriate asset group level, evaluating whether any impairment indicators exist at that level, and evaluating the appropriateness of the remaining useful lives; and

•	Re-designing, implementing and testing the internal control to review the reasonableness of the retention rate assumption used in the valuation of contractual customer relationship intangible assets.
We are committed to maintaining an effective internal control environment, and believe that these remediation actions will be improvements in our controls when they are fully implemented and operating. Further, these control deficiencies did not result in a misstatement in the finite-lived intangible assets or related financial disclosures. However, the identified material weaknesses in internal control over financial reporting will not be considered remediated until controls have been designed and controls are in operation for a sufficient period of time for our management to conclude that the material weaknesses have been remediated. Additional remediation measures may be required, which may require additional implementation time. The Company can give no assurance that the measures it takes will remediate the material weakness that it has identified or that additional material weaknesses will not arise in the future. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting. The Company will continue to monitor the effectiveness of these and other processes, procedures, and controls and will make any further changes management determines to be appropriate.

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

ENGILITY HOLDINGS, INC.

November 6, 2015	/s/ Anthony Smeraglinolo
Anthony Smeraglinolo President and Chief Executive Officer

Index to Exhibits

Exhibit No.	Description

2.1
Distribution Agreement, dated as of July 16, 2012, between L-3 Communications Holdings, Inc. and Engility Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

++ 2.2
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

3.1
Amended and Restated Certificate of Incorporation of Engility Holdings, Inc. dated February 26, 2015 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K12B, as filed with the Commission on February 27, 2015 (File No. 001-35487)).

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

21.1***	Subsidiaries of Engility Holdings, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Filed electronically with the original filing of the Annual Report on Form 10-K.

***	Filed with the original filing of the Annual Report on Form 10-K.

†	Compensatory plan or arrangement.

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