Form 10-Q/A
period 2015-03-31
Engility Holdings, Inc.
filed 2015-11-06
CIK 1544229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q/A
(Amendment No. 1)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 36,734,601 shares of Engility Holdings, Inc. common stock with a par value of $0.01 per share outstanding as of the close of business on November 2, 2015.

EXPLANATORY NOTE

Engility, Holdings Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the “Amendment No. 1”) for the quarterly period ended March 31, 2015 filed with the Securities and Exchange Commission on May 12, 2015 (the “Original Filing”). This Amendment No. 1 is being filed solely to restate the Company’s disclosure in Part I, Item 4. “Controls and Procedures”, and to include new certifications of the Chief Executive Officer and Chief Financial Officer, respectively, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Concurrently with the filing of this Amendment No. 1, the Company is also filing Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015.

    Except as described above, this Amendment No. 1 does not otherwise amend or update any exhibit to or disclosure set forth in the Original Filing.

Restatement of Internal Control and Disclosures

Subsequent to our Original Filing, our CEO and CFO concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2014 because of material weaknesses in our internal control over financial reporting as described below, which continued to exist as of March 31, 2015, the end of the period covered by this Amendment No. 1.

We identified the following two control deficiencies that each constitute a material weakness: (1) We did not design and maintain effective controls to properly evaluate our identifiable finite-lived intangible assets for impairment at the asset group level and the appropriateness of the remaining useful lives in accordance with ASC 350-30-35-9 and (2) We did not design and maintain effective controls over the evaluation of the retention rate assumption used to value acquired contractual customer relationship intangible assets. Specifically, we did not design and maintain controls to evaluate the reliability of information used to evaluate the reasonableness of the retention rate assumption. These material weaknesses are described in more detail in Part I, Item 4 of this Amendment No. 1.

Notwithstanding such material weaknesses in internal control over financial reporting, our CEO and CFO have concluded that the unaudited condensed consolidated financial statements included in the Original Filing present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States and Article 10 of Regulation S-X of under the Securities and Exchange Act of 1934, as amended.

We will also be amending our Annual Report on Form 10-K for the year ended December 31, 2014 to reflect the conclusions by our management that internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2014.

ENGILITY HOLDINGS, INC.

PART I. - FINANCIAL INFORMATION

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (principal executive officer) (“CEO”) and chief financial officer (principal financial officer) (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As disclosed in the Original Filing, management, with the participation of our CEO and our CFO, initially evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15-15(e) of the Exchange Act, as of March 31, 2015. At the time that our Annual Report on Form 10-K for the year ended December 31, 2014 was originally filed, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2014. At the time of the Original Filing, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Subsequent to the evaluation made in connection with the Original Filing, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2014 because of the material weaknesses in our internal control over financial reporting described below, which continued to exist as of March 31, 2015. Notwithstanding such material weaknesses in internal control over financial reporting, our CEO and CFO have concluded that the unaudited condensed consolidated financial statements included in the Original Filing present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States and Article 10 of Regulation S-X of the Exchange Act.
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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter that materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 6. Exhibits

Exhibit
Number	Description
**10.1	Form of Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Plan Performance Unit Award Agreement.
**10.2	Form of Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Plan Restricted Stock Unit Agreement.
**10.3	Form of Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Plan Restricted Stock Unit Agreement (Directors).
**10.4	Form of Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Plan Restricted Stock Unit Agreement (Directors Interim Award).
**10.5	Form of Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Plan Performance Retention Award Agreement.
*31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
**32.1	Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema Document.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

** Filed with the Original Filing.

* Filed herewith.

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
Anthony Smeraglinolo President and Chief Executive Officer

/s/ Wayne M. Rehberger
Wayne M. Rehberger
Senior Vice President and Chief Financial Officer
Date: November 6, 2015

EXHIBIT INDEX

Exhibit
Number	Description
**10.1	Form of Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Plan Performance Unit Award Agreement.
**10.2	Form of Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Plan Restricted Stock Unit Agreement.
**10.3	Form of Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Plan Restricted Stock Unit Agreement (Directors).
**10.4	Form of Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Plan Restricted Stock Unit Agreement (Directors Interim Award).
**10.5	Form of Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Plan Performance Retention Award Agreement.
*31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
**32.1	Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema Document.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

** Filed with the Original Filing.

* Filed herewith.