Form 10-Q/A
period 2015-06-30
Engility Holdings, Inc.
filed 2015-11-06
CIK 1544229

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

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 36,734,601 shares of Engility Holdings, Inc. common stock with a par value of $0.01 per share outstanding as of the close of business on November 2, 2015.

2

EXPLANATORY NOTE

Engility, Holdings Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the “Amendment No. 1”) for the quarterly period ended June 30, 2015 filed with the Securities and Exchange Commission on August 6, 2015 (the “Original Filing”). This Amendment No. 1 is being filed solely to restate the Company’s disclosure in Part I, Item 4. “Controls and Procedures”, and to include new certifications of the Chief Executive Officer and Chief Financial Officer, respectively, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Concurrently with the filing of this Amendment No. 1, the Company is also filing Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015.

Except as described above, this Amendment No. 1 does not otherwise amend or update any exhibit to or disclosure set forth in the Original Filing.

Restatement of Internal Control and Disclosures

Subsequent to our Original Filing, our CEO and CFO concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2014 because of material weaknesses in our internal control over financial reporting as described below, which continued to exist as of June 30, 2015, the end of the period covered by this Amendment No. 1.

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

Notwithstanding such material weaknesses in internal control over financial reporting, our CEO and CFO have concluded that the unaudited condensed consolidated financial statements included in the Original Filing, in all material respects, of our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States and Article 10 of Regulation S-X of under the Securities and Exchange Act of 1934, as amended.

We will also be amending our Annual Report on Form 10-K for the year ended December 31, 2014 to reflect the conclusions by our management that internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2014.

3

ENGILITY HOLDINGS, INC.

4

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

As disclosed in the Original Filing, management, with the participation of our CEO and our CFO, initially evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15-15(e) of the Exchange Act, as of June 30, 2015. At the time that our Annual Report on Form 10-K for the year ended December 31, 2014 was originally filed, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2014. At the time of the Original Filing, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Subsequent to the evaluation made in connection with the Original Filing, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2014 because of the material weaknesses in our internal control over financial reporting described below, which continued to exist as of June 30, 2015. Notwithstanding such material weaknesses in internal control over financial reporting, our CEO and CFO have concluded that the unaudited condensed consolidated financial statements included in the Original Filing present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States and Article 10 of Regulation S-X of the Exchange Act.
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

5