Form 10-Q
period 2015-09-30
Engility Holdings, Inc.
filed 2015-11-06
CIK 1544229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

ENGILITY HOLDINGS, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ENGILITY HOLDINGS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of September 30, 2015	As of December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$75,898	$7,123
Receivables, net	389,410	286,403
Prepaid and deferred income taxes, current, net	21,570	296
Other current assets	31,664	27,488
Total current assets	518,542	321,310
Property, plant and equipment, net	40,523	19,839
Goodwill	1,382,140	644,554
Identifiable intangible assets, net	451,497	123,549
Deferred tax assets	171,337	4,793
Other assets	24,574	8,591
Total assets	$2,588,613	$1,122,636
Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$8,447	$13,750
Accounts payable, trade	62,691	49,121
Accrued employment costs	105,810	47,824
Accrued expenses	103,207	71,582
Advance payments and billings in excess of costs incurred	43,962	22,300
Deferred income taxes, current and income tax liabilities	458	9,810
Other current liabilities	39,774	21,098
Total current liabilities	364,349	235,485
Long-term debt	1,140,571	279,500
Income tax liabilities	69,250	79,713
Other liabilities	71,878	51,185
Total liabilities	$1,646,048	$645,883
Commitments and contingencies (see Note 11)
Equity:
Preferred stock, par value $0.01 per share, 25,000 shares authorized, none issued or outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, par value $0.01 per share, 175,000 shares authorized, 36,735 and 17,592 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	368	176
Additional paid-in capital	1,231,173	770,764
Accumulated deficit	(292,164)	(295,543)
Accumulated other comprehensive income	(8,457)	(9,018)
Non-controlling interest	11,645	10,374
Total equity	942,565	476,753
Total liabilities and equity	$2,588,613	$1,122,636
See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue	$570,459	$345,061	$1,548,601	$1,047,575
Costs and expenses
Cost of revenue	486,382	293,039	1,316,482	897,114
Selling, general and administrative expenses	49,578	25,255	159,493	80,897
Total costs and expenses	535,960	318,294	1,475,975	978,011
Operating income	34,499	26,767	72,626	69,564
Interest expense, net	31,261	3,342	80,589	9,538
Other income (expenses), net	15	(67)	44	(20)
Income (loss) before income taxes	3,253	23,358	(7,919)	60,006
Provision (benefit) for income taxes	(1,661)	9,115	(15,662)	23,454
Net income	4,914	14,243	7,743	36,552
Less: Net income attributable to non-controlling interest	1,264	1,082	4,364	3,615
Net income attributable to Engility	$3,650	$13,161	$3,379	$32,937

Earnings per share attributable to Engility
Basic	$0.10	$0.77	$0.10	$1.93
Diluted	$0.10	$0.73	$0.10	$1.83

Weighted average number of shares outstanding
Basic	36,623	17,151	32,527	17,080
Diluted	37,136	18,065	33,065	17,994
See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$4,914	$14,243	$7,743	$36,552
Other comprehensive income, net of tax
Pension liability adjustment, net of tax benefit of $327 for the nine months ended September 30, 2015	—	—	(511)	—
Unrealized gain on derivative instruments, net of tax expense, of $301 and $684 for the three and nine months ended September 30, 2015, respectively	472	—	1,072	—
Other comprehensive income, net of tax	472	—	561	—
Comprehensive income	5,386	14,243	8,304	36,552
Less: Net income attributable to non-controlling interest	1,264	1,082	4,364	3,615
Comprehensive income attributable to Engility	$4,122	$13,161	$3,940	$32,937
See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Operating activities:
Net income	$7,743	$36,552
Share-based compensation	9,351	7,283
Depreciation and amortization	42,918	15,840
Amortization of bank debt fees	10,858	1,218
Deferred income taxes	12,198	(1,631)
Changes in operating assets and liabilities, excluding acquired amounts:
Receivables	46,034	40,555
Other assets	19,890	5,807
Accounts payable, trade	(22,113)	(12,049)
Accrued employment costs	(34,369)	5,349
Accrued expenses	(1,762)	(6,673)
Advance payments and billings in excess of costs incurred	3,658	2,339
Other liabilities	(33,870)	(14,105)
Net cash provided by operating activities	60,536	80,485
Investing activities:
Acquisitions, net of cash acquired	25,478	(207,250)
Capital expenditures	(12,600)	(2,765)
Net cash provided by (used in) investing activities	12,878	(210,015)
Financing activities:
Gross borrowings from issuance of long-term debt	585,000	75,000
Repayment of long-term debt	(376,553)	(10,313)
Gross borrowings from revolving credit facility	157,000	383,000
Repayments of revolving credit facility	(115,000)	(323,000)
Debt issuance costs	(42,425)	(1,131)
Equity issuance costs	(2,590)	—
Proceeds from share-based payment arrangements	279	1,481
Payment of employee withholding taxes on share-based compensation	(8,017)	(2,430)
Excess tax deduction on share-based compensation	5,061	1,642
Dividends paid	(204,300)	—
Distributions to non-controlling interest member	(3,094)	(4,990)
Net cash (used in) provided by financing activities	(4,639)	119,259
Net change in cash and cash equivalents	68,775	(10,271)
Cash and cash equivalents, beginning of period	7,123	29,003
Cash and cash equivalents, end of period	$75,898	$18,732
See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

1.	Basis of Presentation
Description of Business: Engility Holdings, Inc. (Engility) has provided mission critical services to the U.S. government for over six decades. Engility serves among other federal agencies, the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Agency for International Development (USAID), U.S. Department of State (DoS), Federal Aviation Administration (FAA) and Department of Homeland Security (DHS). With Engility's acquisition of TASC, Inc. (TASC) on February 26, 2015, Engility further diversified its portfolio to add leading positions with U.S. national security, public safety and space-related agencies. These agencies include the National Geospatial-Intelligence Agency (NGA), National Security Agency (NSA), Defense Intelligence Agency (DIA), National Reconnaissance Office (NRO), National Aeronautical and Space Administration (NASA), and U.S. Air Force. The acquisition of TASC also enhanced Engility's market position with DHS, Defense Threat Reduction Agency (DTRA), FAA, and Missile Defense Agency (MDA).
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
Engility has no operations other than owning 100% of the capital stock of TASC Parent LLC, a Delaware limited liability company (“Holdings”) (directly or through other wholly-owned subsidiaries with no operations other than owning capital stock of Holdings), and the consolidated financial statements of Engility and its consolidated subsidiaries are identical in all respects to the consolidated financial statements of Holdings and its consolidated subsidiaries.
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
The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K/A filed with the SEC on November 4, 2015 for the year ended December 31, 2014 (2014 Form 10-K/A). In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.
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
Included in unbilled receivables, a component of receivables, net, are certain restructuring costs related to the performance of our U.S. Government contracts which are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are expensed outside of our indirect rates and recognized as revenue for the portion we expect to be recoverable in our rates. At September 30, 2015 and December 31, 2014, these costs were approximately $8 million and $0 million, respectively. These costs are allocated to contracts when they are paid or otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued expensing of these costs, the profitability of our remaining contracts could be adversely affected.
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

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

Accounting Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates using assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant of these estimates relate to the recoverability, useful lives and valuation of identifiable intangible assets and goodwill, income tax contingencies and revenue and expenses for certain revenue arrangements. Actual amounts may differ from these estimates and could differ materially. For the nine months ended September 30, 2015, the recognized net adjustments related to changes in estimates at completion represented an increase to revenue and margin of $7 million.
Earnings per Share: Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects potential dilution that could occur if securities to issue common stock were exercised or converted into common stock. Diluted EPS includes the effect of the employee stock purchase plan, restricted stock units (RSU), stock options, performance shares and performance units calculated using the treasury stock method. No shares were excluded from diluted EPS for both the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income attributable to Engility	$3,650	$13,161	$3,379	$32,937

Weighted average number of shares outstanding – Basic	36,623	17,151	32,527	17,080
Dilutive effect of share-based compensation outstanding after application of the treasury stock method	513	914	538	914
Weighted average number of shares – Diluted	37,136	18,065	33,065	17,994

Earnings per share attributable to Engility
Basic	$0.10	$0.77	$0.10	$1.93
Diluted	$0.10	$0.73	$0.10	$1.83

2.	New Accounting Pronouncements
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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances.  The guidance is effective for the annual period ending after December 15,

2016, and for annual and interim periods thereafter.  Early application is permitted.  We do not believe the adoption of this guidance will have a significant impact on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest, which changes the presentation of debt issuance costs in financial statements. The amendments in this standard require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this standard. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter.  We do not believe the adoption of this guidance will have a significant impact on our consolidated financial statements.
In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest:  Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which addresses line-of-credit arrangements that were omitted from ASU 2015-03 (see above).  This Update states that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing those costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We do not believe the adoption of this guidance will have a significant impact on our consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement Period Adjustments (Topic 805). ASU 2015-16 requires an acquirer in a business combination to recognize provisional amounts when measurements were incomplete as of the end of a reporting period as an adjustment in the reporting period in which the provisional amount is determined. Prior to this standard, the acquirer was required to adjust such provisional amounts by restating prior period financial statements. ASU 2015-16 is effective for the annual period ending December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. We do not believe the adoption of this guidance will have a significant impact on our consolidated financial statements.

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

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

We are in the process of finalizing the valuation of the TASC-related assets acquired and liabilities assumed, in particular those requiring significant judgment including evaluating purchased intangibles, lease values, liabilities, and reserves. The preliminary allocation of purchase price is as follows:

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
From the date of acquisition, February 26, 2015, through September 30, 2015, TASC generated $641 million of revenue and operating income of $38 million, of which $271 million of revenue and $15 million of operating income was generated in the three months ended September 30, 2015. During the three and nine months ended September 30, 2015, we incurred $16 million and $59 million, respectively, of acquisition and integration-related costs which are reflected in selling, general and administrative expenses.

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
From the date of acquisition, January 31, 2014, through September 30, 2014, DRC generated $164 million of revenue and an operating income of $5 million.
Pro forma Results
The following pro forma results of operations have been prepared as though the acquisition of TASC had occurred on January 1, 2014. These pro forma results include adjustments for (1) amortization expense for the estimated identifiable intangible assets in the preliminary allocation of purchase price, (2) the removal of historical TASC amortization expense, (3) adjustments to conform TASC policies to Engility's policies related to the timing and recognition of certain contract revenue and costs, (4) the alignment of TASC’s financial calendar to that of Engility’s and 5) the removal of acquisition-related expenses incurred and recorded in each of TASC and Engility’s results of operations in the three and nine months ended September 30, 2015, and a related adjustment to record such costs in the three and nine months ended September 30, 2014.
The pro forma results of operations also include adjustments to reflect the acquisition of DRC as though the acquisition occurred on January 1, 2013. These pro forma results include adjustments for (1) amortization expense for the identifiable intangible assets in the final purchase price allocation, (2) the removal of historical DRC amortization expense, and (3) the removal of acquisition-related expenses incurred and recorded on each of DRC and Engility’s results of operations in the nine months ended September 30, 2014.
This pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made as of January 1, 2014 and January 1, 2013 respectively, or of results of operations that may occur in the future.

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue	$569,108	$618,946	$1,705,411	$1,895,698
Operating income	40,443	36,519	112,262	64,574

4.	Receivables
Our receivables principally relate to contracts with the U.S. government and prime contractors or subcontractors of the U.S. government. The components of contract receivables are presented in the table below.

	As of September 30, 2015	As of December 31, 2014
Billed receivables	$118,657	$115,500
Unbilled receivables	273,119	172,385
Allowance for doubtful accounts	(2,366)	(1,482)
Total receivables, net	$389,410	$286,403

5.	Goodwill and Identifiable Intangible Assets
Goodwill: In accordance with the accounting standards for business combinations, we record the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition (commonly referred to as the purchase price allocation). Goodwill was $1,382 million and $645 million at September 30, 2015 and December 31, 2014, respectively. Goodwill increased by $738 million during the nine months ended September 30, 2015 as a result of the TASC acquisition.

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

Identifiable Intangible Assets: Information on our identifiable intangible assets that are subject to amortization is presented in the table below.

		September 30, 2015			December 31, 2014
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)
Customer contractual relationships	17	$556,430	$119,036	$437,394	$220,730	$97,523	$123,207
Contractual backlog	1	21,800	14,425	7,375	4,100	3,758	342
Technology	15	7,000	272	6,728	—	—	—
Total		$585,230	$133,733	$451,497	$224,830	$101,281	$123,549
Our amortization expense recorded for our identifiable intangible assets is presented in the table below.

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Amortization expense	$12,944	$3,851	$32,452	$11,006

6.	Share-Based Compensation
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
New Awards Granted
For the Nine Months Ended September 30, 2015
Performance Retention Awards: During the nine months ended September 30, 2015, we granted 212,963 performance units at a target level of 100% (with the potential for the delivery of up to 425,926 shares of our common stock at the maximum performance level) to certain of our executives with a grant date fair value of $32.82. The performance retention awards cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2015. The number of shares of our common stock that are ultimately vested and delivered in

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

respect of these performance retention awards will range from 50% to 200% of the target grant amount depending on the Company’s performance against a metric of net debt to adjusted EBITDA, measured as of December 31, 2017. The performance retention awards may be settled in cash or stock at the sole discretion of the Compensation Committee.
Performance Units: During the nine months ended September 30, 2015, we granted 195,814 performance units at target level of 100% (with the potential for the delivery of up to 431,658 shares of our common stock at the maximum performance level) to certain of our employees with a grant date fair value of $32.29. Performance units cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2015. The number of shares of our common stock that are ultimately vested and delivered in respect of these performance units will range from 0% to 200% of the target grant amount depending on the Engility's performance, as approved by the Compensation Committee of our Board of Directors (the "Compensation Committee"), based on two metrics: revenue and operating cash flow. At the end of the three-year period beginning on January 1, 2015, the vested performance units may be subject to further adjustment based on our total stockholder return (TSR) measured against the TSR of a peer group of companies previously approved by the Compensation Committee. If Engility is in the bottom quartile of TSR relative to its peer group, the ultimate number of shares of stock delivered with respect to the performance units will be reduced by 25% of their target number. If Engility is in the top quartile of TSR relative to its peer group, the ultimate number of shares of stock delivered with respect to the performance units will be increased by 25% of their target number. If Engility’s TSR falls within the middle two quartiles relative to its peer group, there will be no adjustment to the number of shares delivered. The performance units may be settled in cash or stock at the sole discretion of the Compensation Committee.
Restricted Stock Units: During the nine months ended September 30, 2015, we granted 127,899 RSUs to certain of our employees with a grant date fair value of $32.82, which vest over a term of three years from the grant date, 25% on the first anniversary of the grant date, 25% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. During the nine months ended September 30, 2015, we granted 24,703 RSUs to the independent directors with a grant date fair value of $28.34 per share. These RSUs vest after one year from the grant date. The employee and director RSUs may be settled in cash or stock upon vesting at the sole discretion of the Compensation Committee.
For the Nine Months Ended September 30, 2014
Performance Shares: During the nine months ended September 30, 2014, we granted 102,961 performance shares at a target level of 100% (205,922 shares at the maximum performance level) to certain of our employees with a weighted average grant date fair value of $56.14. Performance shares cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2014. The number of shares of our common stock that are ultimately vested and retained in respect of these performance shares will range from 0% to 200% of the target grant amount depending on the Company’s performance against a peer group, as approved by the Compensation Committee, based on the following two metrics, each of which are weighted equally: relative revenue (based on a compounded annual growth rate) and relative TSR. No shares will vest, including with respect to relative revenue, if we do not achieve at least a threshold level of performance for TSR.
As discussed above, in conjunction with the TASC acquisition, the number of shares eligible to vest pursuant to the performance share awards became fixed.
Restricted Stock Units: During the nine months ended September 30, 2014, we granted 74,086 RSUs to certain of our employees with a weighted average grant date fair value of $44.33. 68,633 of these RSUs would have vested over a term of three years from the grant date, 25% on the first anniversary of the grant date, 25% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. 1,217 of these RSU's would have cliff vested on the third anniversary of the grant date. The remaining 4,236 of these RSUs, which were only provided to non-executive employees, would have cliff vested on the first anniversary of the grant date. Outstanding RSUs that did not vest in connection with the TASC acquisition (pursuant to waivers executed by certain of our executive officers) will automatically convert into shares of our common stock upon vesting, and remain subject to forfeiture until certain restrictions are met. All other RSUs granted during this period vested in connection with TASC acquisition in accordance with the term of the underlying award agreement.
During the nine months ended September 30, 2014, we granted 11,790 RSUs to the independent directors with a weighted average grant date fair value of $38.16 per share. These RSUs vested after one year from the grant date, but will not be converted to shares of Engility common stock until the earlier of (i) the date on which the person ceases to be a director of the company or (ii) a change of control of the Company.

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
The components of net periodic pension income for the DRC pension plan are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest cost on projected benefit obligation	$1,000	$979	$2,998	$2,610
Expected return on plan assets	(1,458)	(1,457)	(4,375)	(3,883)
Net loss amortization	57	—	173	—
Net periodic pension expense (income)	$(401)	$(478)	$(1,204)	$(1,273)
TASC Defined Benefit Plan
Upon the closing of the TASC acquisition, we assumed TASC's defined benefit plan in which certain employees are eligible to participate based upon service with TASC's prior parent. This plan offers two retirement programs, a Retiree Health Reimbursement Account Plan (RHRA) and a Cash Bonus Plan, which provide a restoration of certain pension benefits that would have been forfeited as a result of years of service and final average pay being frozen by TASC's prior parent. The liability of the TASC defined benefit plan was $21 million as of September 30, 2015 and on the date of acquisition.

8.	Debt
2015 Credit Facility
In connection with the acquisition of TASC, which included the payment of the Cash Dividend and the repayment of outstanding debt under our 2013 Credit Facility (as defined below), we borrowed $585 million under a promissory note issued by our wholly-owned subsidiary Engility LLC (f/k/a Engility Corporation) and guaranteed by Predecessor Engility (as defined below) and certain other Predecessor Engility (as defined below) subsidiaries (the Engility Bridge Loan). In addition, we guaranteed the debt of TASC comprised of the First Lien Credit Agreement and the Second Lien Credit Agreement, consisting of (a)(i) a $395 million senior secured first lien term loan facility (the Original First Lien Term Facility), (ii) a $50 million senior secured revolving credit facility and (iii) a $250 million senior secured second lien term loan facility (the Original Second Lien Term Facility) (the existing facilities in clauses (a)(i) through (a)(iii), collectively, the TASC Existing Credit Facilities) and (b)(i) a new $435 million senior secured first lien term loan facility (the Incremental First Lien Term Facility), (ii) additional senior secured first lien revolving credit capacity in an aggregate principal amount of $65 million and (iii) a new $150 million senior secured second lien term loan facility (the Incremental Second Lien Term Facility) (the incremental facilities in clauses (b)(i) through (iii), collectively, the TASC Incremental Facilities and along with the TASC Existing Credit Facilities, the 2015 Credit Facility), in each case with Barclays Bank PLC as administrative agent. As of September 30, 2015, after repayment in full of the 2013 Credit Facility (as defined below) with proceeds of the Engility Bridge Loan, which was then followed by repayment in full of the Engility Bridge Loan with proceeds of the TASC Incremental Facilities, each on February 26, 2015, our total outstanding principal balance under the 2015 Credit Facility was $1,187 million.

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
Covenants and Events of Default. The 2015 Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to incur additional debt; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or other debt; make investments, loans and acquisitions; create restrictions on the payment of dividends or other amounts by TASC Parent LLC subsidiaries to TASC Parent LLC or to any guarantor; engage in transactions with TASC Parent LLC’s affiliates; sell assets; consolidate, merge, dissolve or wind up our business; incur liens; and prepay or amend subordinated or unsecured debt. In addition, the 2015 Credit Facility requires that TASC Parent LLC maintain a maximum consolidated total net leverage ratio of no greater than 6.75:1.00 as of the end of any fiscal quarter of TASC Parent LLC, with step-downs to 6.50:1.00 beginning with the fiscal quarter ended December 31, 2015, 6.00:1.00 beginning with the fiscal quarter ending June 30, 2016, 5.50:1.00 beginning with the fiscal quarter ending December 31, 2016, 5.00:1.00 beginning with the fiscal quarter ending December 31, 2017, and 4.50:1.00 beginning with the fiscal quarter ending December 31, 2018. We believe our most restrictive covenant under the 2015 Credit Facility is the maximum consolidated total net leverage ratio, which as of September 30, 2015 was 4.45:1.00. The consolidated total net leverage ratio is the ratio of (a) (i) funded debt as of such date minus (ii) the unrestricted cash as of such date to (b) consolidated bank EBITDA for the period of the four fiscal quarters most recently ended.
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

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

Our weighted average outstanding loan balance for the three months ended September 30, 2015 was $1,220 million under the 2015 Credit Facility, which accrued interest at a weighted average borrowing rate of approximately 9.00%. Our weighted average outstanding loan balance for the nine months ended September 30, 2015 was $1,042 million under the 2015 Credit Facility, which accrued interest at a weighted average borrowing rate of approximately 7.90%. As of September 30, 2015, we were in compliance with the covenants under the 2015 Credit Facility.
The carrying value of the term loan excluding original issue discount approximated fair value at September 30, 2015. The fair value of the term loan is based on quotes from a nationally recognized fixed income trading platform and is considered to be a Level 2 input, measured under U.S. GAAP hierarchy. Our availability under the revolving portion of the 2015 Credit Facility was $112 million as of September 30, 2015, with $3 million outstanding under letters of credit.
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
During the three months ended September 30, 2014, we had a weighted average outstanding loan balance of $344 million under the 2013 Credit Facility, which accrued interest at a weighted average borrowing rate of approximately 2.98%. During the nine months ended September 30, 2014, we had a weighted average outstanding loan balance of $349 million under the 2013 Credit Facility, which accrued interest at a weighted average borrowing rate of approximately 2.89%. On February 26, 2015, the 2013 Credit Facility was repaid in connection with our entry into the TASC Incremental Facilities described above.

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
The Company’s liabilities are measured at fair value on a recurring basis as of September 30, 2015 and February 26, 2015, the TASC acquisition date, and are aggregated by the level in the fair value hierarchy within which those

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

measurements fall. All instruments are classified as Level 2 and there were no transfers of financial instruments between the three levels of fair value hierarchy during the period ended September 30, 2015 and February 26, 2015.
The following table presents our liabilities that are measured at fair value on a recurring basis:

	Fair Value Hierarchy	September 30, 2015	February 26, 2015
Interest rate swap liability	Level 2	$4,499	$6,000
At September 30, 2015, the balance of the interest rate swap liability consisted of $3 million included in Other Current Liabilities and $2 million included in Other Liabilities in the accompanying Unaudited Consolidated Balance Sheet. The notional amounts of derivative instruments in the Unaudited Consolidated Balance Sheet as of September 30, 2015 were $475 million. The notional amount represents the gross contract notional amount of the derivatives outstanding. The derivative instruments are comprised of $275 million of contracts effective December 31, 2014 which expire December 31, 2015, and $200 million of contracts effective December 31, 2015 which expire December 31, 2016. The other terms of these instruments are as follows:
Contract received:    Floating interest rate        LIBOR + 3.25%
Contract pay:    Fixed interest rates        2.45% - 3.18%
The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. If the Company had breached any of these provisions at September 30, 2015, it could have been required to settle its obligations under the agreements at their termination value. As of September 30, 2015, the termination value related to these agreements is a net liability position of $5 million. As of September 30, 2015, the Company has not posted any collateral related to these agreements.

10.	Restructuring and Integration Costs
2015 Costs
During the nine months ended September 30, 2015 in conjunction with the integration of TASC, we incurred $18 million in restructuring costs, including costs related to workforce reduction which will be paid out over the next 12 months, and other costs to include contract and lease termination fees.
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

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

The activity and balance of the restructuring liability account for the nine months ended September 30, 2015 were as follows:

	Severance and Related Costs	Other Restructuring Costs	Total
Balance as of December 31, 2013	$337	$7,533	$7,870
Additions	1,134	—	1,134
Cash payments	(1,103)	(1,497)	(2,600)
Balance as of December 31, 2014	368	6,036	6,404
Additions	14,773	2,980	17,753
Cash payments	(9,929)	(2,860)	(12,789)
Balance as of September 30, 2015	$5,212	$6,156	$11,368
Amounts contained in the current liabilities line of our balance sheet as of September 30, 2015	$5,212	$1,901	$7,113
Amounts contained in the other liabilities line of our balance sheet as of September 30, 2015	$—	$4,255	$4,255
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
In addition, all of our U.S. government contracts: (1) are subject to audit and various pricing and cost controls, (2) include standard provisions for termination for the convenience of the U.S. government or for default, and (3) are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to terminations for convenience and default, as well as other procurement clauses relevant to the foreign government. We currently have a dispute with a foreign government over the satisfactory performance of a contract that may have an adverse impact to Engility of up to $7 million on our future results.
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
In accordance with the accounting standard for contingencies, we record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. Generally, the loss is recorded for the amount we expect to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are recorded in other current liabilities in the consolidated balance sheets. Amounts

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At December 31, 2014 and September 30, 2015, we did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. We believe we have recorded adequate provisions for our litigation matters. We review these provisions quarterly and adjust these provisions to reflect the effect of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter.

12.	Income Taxes
The effective tax rate for the three months ended September 30, 2015 was (51.1)% as compared to 39.0% for the three months ended September 30, 2014. The decrease in the effective tax rate, which includes the effects of discrete items, was primarily due to a decrease in pre-tax income and an increased tax benefit related to our joint venture as a percentage of total earnings in the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.
The effective tax rate for the nine months ended September 30, 2015 was 197.8% as compared to 39.1% for the nine months ended September 30, 2014. The increase in the effective tax rate, was primarily due to a decrease in pre-tax income, an increased tax benefit related to our joint venture as a percentage of total earnings, and a liability reversal for uncertain tax positions relating to a 2010 and 2011 IRS income tax audit settlement for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.
The Company continues to benefit from tax attributes acquired with the acquisition of TASC, including net operating losses (“NOLs”).  These tax assets are expected to significantly reduce net cash tax payments through 2024.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our results of operations and financial condition together with the Unaudited Consolidated Financial Statements and the notes thereto included in this Form 10-Q, as well as the audited financial statements and the notes thereto included in the 2014 Form 10-K/A, which provides additional information regarding our products and services, industry outlook and forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” in this Form 10-Q. The financial information discussed below and included in this Form 10-Q may not necessarily reflect what our financial condition, results of operations or cash flows may be in the future.
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
Executive Summary
Our revenue is spread over a diverse mix of activities and services with no single program accounting for more than 10% of our revenue for the three or nine months ended September 30, 2015 and 2014.  Revenue for the quarter ended September 30, 2015 was $570 million, an increase of $225 million compared to the third quarter of 2014. This increase was primarily the result of our acquisition of TASC in February 2015, which was a primary driver of $165 million in increased intelligence-related contract revenue, $29 million in increased federal civilian-related contract revenue, $25 million in increased DoD-related revenue and a $6 million increase in other contract revenue.
Selling, general and administrative expenses for the quarter ended September 30, 2015 were $50 million, an increase of $24 million compared to the third quarter of 2014. The increase in selling, general and administrative expenses, including as a percentage of revenue, primarily resulted from the addition of TASC to our financial results, as well as $14 million of acquisition and integration-related expenses and amortization expense related to our acquisitions of TASC and DRC for the three months ended September 30, 2015 as compared to $4 million for similar expenses related to DRC for the three months ended September 30, 2014.
Our operating income for the quarter ended September 30, 2015 was $34 million, an increase of $8 million compared to the third quarter of 2014. The increase in operating income was primarily due to the acquisition of TASC, which contributed $15 million of operating income for the quarter. This was offset in part by lower revenue volume on legacy Engility work and higher integration expenses in the quarter ended September 30, 2015 compared to the third quarter of 2014.
Economic Opportunities, Challenges, and Risks
We generate substantially all of our revenue from contracts with the U.S. government. For the quarter ended September 30, 2015, $243 million, or 43%, of our total revenue was from contracts with the DoD, compared to $218 million, or 63%, for the quarter ended September 30, 2014. The decrease in the percentage of DoD-related revenue reflects our strategy to increase our presence in the federal civilian and non-defense-related contracts, in anticipation of continued declines in overall defense-related spending. This strategy is highlighted by our January 2014 acquisition of

DRC, which generated approximately 44% of its revenue from non-DoD customers in 2014, and our February 2015 acquisition of TASC, which generated approximately 72% of its revenue in 2014 from non-DoD customers.
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
Key Performance Indicators
Funded Backlog

	As of
	September 30, 2015	December 31, 2014
	(in millions)
Funded backlog	$804	$602
We define funded backlog as the value of funded orders received from customers, less the cumulative amount of revenue recognized on such orders. Funded backlog as of September 30, 2015 includes $309 million of funded backlog attributable from TASC on the date of acquisition.
Funded Orders and Book-to-Bill

	Three Months Ended				Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
	(in millions)
Funded orders	$465		$410		$1,441		$919

Book-to-Bill	0.8	x	1.2	x	0.9	x	0.9	x
On a trailing-twelve month basis, our contract funded orders were approximately $1.8 billion, representing a book-to-bill ratio of 1.0x. TASC orders are included from the date of acquisition through September 30, 2015.

We define funded orders as funding received during the current period less deobligations. This term could also be defined as “net orders.”
Our book-to-bill ratio is calculated as funded orders divided by revenue.
Days Sales Outstanding
Days sales outstanding (DSO) as of September 30, 2015, net of advanced payments, was 55 days, as compared to 74 days as of December 31, 2014.
DSO is calculated as net receivables less advance payments and billings in excess of costs incurred, divided by daily revenue (total revenue for the quarter divided by 90 days).
Revenue by Contract Type

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Cost-plus	58.6%	44.8%	57.9%	46.4%
Time-and-material	19.6	28.3	20.9	27.6
Fixed price	21.8	26.9	21.2	26.0
Total	100.0%	100.0%	100.0%	100.0%
Prime Contractor Revenue

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Prime	82.0%	81.0%	82.5%	76.1%
Subcontractor	18.0	19.0	17.5	23.9
Total	100.0%	100.0%	100.0%	100.0%
Revenue by Customer

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Department of Defense	42.7%	63.1%	43.9%	63.1%
Federal civilian	26.3	35.1	28.6	33.9
Intel	29.2	0.5	25.7	0.4
Other	1.8	1.3	1.8	2.6
Total	100.0%	100.0%	100.0%	100.0%
The significant changes in revenue percentages for contract type, prime contractor, and customer for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 are primarily a result of the TASC acquisition.

Results of Operations — Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
The following information should be read in conjunction with our Unaudited Consolidated Financial Statements included herein.
The following tables provide our selected financial data for the three months ended September 30, 2015 and 2014.

	Three Months Ended
	September 30, 2015		September 30, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Revenue	$570,459	100.0%	$345,061	100.0%	$225,398	65.3%
Revenue: For the three months ended September 30, 2015, revenue was $570 million (which included $271 million of revenue from TASC), compared to $345 million for the three months ended September 30, 2014. In total, revenue increased $225 million, or 65.3%, compared to the three months ended September 30, 2014. This increase was primarily the result of our acquisition of TASC in February 2015, which was a primary driver of $165 million in increased intelligence-related contract revenue, $29 million in increased federal civilian-related contract revenue, $25 million in increased DoD-related revenues and $6 million in increased other contract revenue.
Intelligence-related contract revenue reflects $164 million of TASC-related revenue for the three months ended September 30, 2015 and a $1 million increase in legacy Engility-related intelligence revenue. The increase in federal civilian-related revenue was driven by the addition of TASC-related revenue of $20 million and an $10 million increase in legacy Engility federal civilian-related revenue for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in DoD-related revenues for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 reflects the addition of $77 million in TASC revenue partially offset by a reduction in certain legacy Engility DoD programs, including a reduction of (i) $14 million related to the drawdown in Afghanistan and (ii) $38 million in legacy Engility DoD-related revenue. Legacy Engility Afghanistan-related revenue was $15 million for the three months ended September 30, 2015 as compared to $29 million for the three months ended September 30, 2014. Other revenue reflects $10 million of TASC-related revenue for the three months ended September 30, 2015, offset in part by a $4 million decline in legacy Engility-related other revenue.

	Three Months Ended
	September 30, 2015		September 30, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Cost of revenue	$486,382	85.3%	$293,039	84.9%	$193,343	66.0%
Cost of revenue: Total cost of revenue was $486 million for the three months ended September 30, 2015, an increase of 66.0%, compared to $293 million for the three months ended September 30, 2014. The increase in cost of revenue was driven by an increase in revenue of $225 million, or 65.3% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Cost of revenue as a percentage of total revenue increased to 85.3% for the three months ended September 30, 2015, compared to 84.9% for the three months ended September 30, 2014 reflecting lower contract profit resulting from the lower revenue volume on Legacy Engility business and reserves recorded for the three months ended September 30, 2015, compared to the three months ended September 30, 2014.

	Three Months Ended
	September 30, 2015		September 30, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Selling, general and administrative expenses	$49,578	8.7%	$25,255	7.3%	$24,323	96.3%
Selling, general and administrative expenses: For the three months ended September 30, 2015, selling, general and administrative expenses were $50 million, compared to $25 million for the three months ended September 30, 2014. Selling, general and administrative expenses as a percentage of revenue increased to 8.7% for the three months ended September 30, 2015, compared to 7.3% for the three months ended September 30, 2014. The increase in selling, general and administrative expenses primarily resulted from expenses related to the addition of TASC to our financial results for the third quarter of 2015, as well as $14 million of acquisition, integration and amortization expense related to our acquisitions of TASC and DRC for the three months ended September 30, 2015, as compared to $4 million for similar expenses related to DRC for the three months ended September 30, 2014.

	Three Months Ended
	September 30, 2015		September 30, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Operating income	$34,499	6.0%	$26,767	7.8%	$7,732	28.9%
Operating income and operating margin: Operating income for the three months ended September 30, 2015 was $34 million, an increase of $8 million compared to the three months ended September 30, 2014. Operating margin decreased to 6.0% for the three months ended September 30, 2015, compared to 7.8% for the three months ended September 30, 2014. The increase in operating income was primarily due to the acquisition of TASC, partially offset by higher acquisition, integration, and amortization expenses noted above.

	Three Months Ended
	September 30, 2015		September 30, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Interest expense, net	$31,261	5.5%	$3,342	1.0%	$27,919	835.4%
Interest expense: During the three months ended September 30, 2015, net interest expense was $31 million, compared to $3 million for the three months ended September 30, 2014. The increase in interest expense was primarily due to an increase in interest rates and loan balances resulting from the TASC acquisition. See Note 8 to the accompanying Unaudited Consolidated Financial Statements for a discussion of the TASC Incremental Facilities and the 2013 Credit Facility.
During the three months ended September 30, 2015, we had a weighted average outstanding loan balance of $1,220 million, which accrued interest at a weighted average borrowing rate of approximately 9.00%.
During the three months ended September 30, 2014, we had a weighted average outstanding loan balance of $344 million, which accrued interest at a weighted average borrowing rate of approximately 2.98%.

	Three Months Ended
	September 30, 2015		September 30, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Income before income taxes	$3,253	0.6%	$23,358	6.8%	$(20,105)	NM
Provision (benefit) for income taxes	(1,661)	(0.3)	9,115	2.7	(10,776)	NM
Net income	$4,914	0.9%	$14,243	4.1%	$(9,329)	(65.5)%
Effective tax rate	(51.1)%		39.0%
*NM = Not meaningful.
Effective income tax rate: The effective tax rate, which includes the effects of discrete items, for the three months ended September 30, 2015 was (51.1)%, compared to 39.0% for the three months ended September 30, 2014. The decrease in the effective tax rate, which includes the effects of discrete items, was primarily due to a decrease in pre-tax income, and an increased tax benefit related to our joint venture as a percentage of total earnings for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.

	Three Months Ended
	September 30, 2015		September 30, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Net income attributable to Engility	$3,650	0.6%	$13,161	3.8%	$(9,511)	(72.3)%
Net income attributable to Engility: Net income attributable to Engility was $4 million for the three months ended September 30, 2015 compared to $13 million for the three months ended September 30, 2014. The decrease in net income for the three months ended September 30, 2015 compared to the same period in 2014 was a result of higher interest expense attributable to the higher debt balances related to the TASC acquisition, resulting in $3 million in income before income taxes for the three months ended September 30, 2015 compared to $23 million in the same period in 2014.
Results of Operations — Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
The following information should be read in conjunction with our Unaudited Consolidated Financial Statements included herein.
The following tables provide our selected financial data for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended
	September 30, 2015		September 30, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Revenue	$1,548,601	100.0%	$1,047,575	100.0%	$501,026	47.8%
Revenue: For the nine months ended September 30, 2015, revenue was $1,549 million (which included $641 million of revenue from TASC for the period from February 26, 2015 to September 30, 2015), compared to $1,048 million for the three months ended September 30, 2014. In total, revenue increased $501 million, or 47.8%, compared to the nine months ended September 30, 2014. This increase was primarily the result of $394 million in increased intelligence-related contract revenue, $87 million in increased federal civilian-related contract revenue, $18 million in increased DoD-related revenues and $2 million in increased other contract revenue.
Intelligence-related contract revenue primarily consisted of $391 million of TASC-related revenue from the date of the TASC acquisition to September 30, 2015. The increase in federal civilian-related revenue was driven by TASC-related revenue of $49 million from the date of the TASC acquisition to September 30, 2015 and a $38 million increase in legacy Engility federal civilian-related revenue for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in DoD-related revenues was primarily the result of $177 million in DoD-related revenue from TASC, partially offset by (i) $51 million related to the drawdown in Afghanistan and (ii) $107 million in legacy Engility DoD-related revenue for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Legacy Engility Afghanistan-related revenue was $45 million for the nine months ended September 30, 2015 as compared to $96 million for the nine months ended September 30, 2014. Other revenue reflects $24 million of other TASC-related revenue from the date of the TASC acquisition to September 30, 2015, offset in part by a decline of $22 million in Engility-related other revenue for the nine months ended September 30, 2015.

	Nine Months Ended
	September 30, 2015		September 30, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Cost of revenue	$1,316,482	85.0%	$897,114	85.6%	$419,368	46.7%
Cost of revenue: Total cost of revenue was $1,316 million for the nine months ended September 30, 2015, an increase of 46.7%, compared to $897 million for the nine months ended September 30, 2014. The increase in cost of revenue was driven by an increase in revenue of $501 million, or 47.8%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Cost of revenue as a percentage of total revenue decreased slightly to 85.0% for the nine months ended September 30, 2015, compared to 85.6% for the nine months ended September 30, 2014.  This decrease result from the inclusion of the TASC results which has a higher contract profit rate, offset somewhat by the lower revenue volume on Legacy Engility business and reserves recorded for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

	Nine Months Ended
	September 30, 2015		September 30, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Selling, general and administrative expenses	$159,493	10.3%	$80,897	7.7%	$78,596	97.2%
Selling, general and administrative expenses: For the nine months ended September 30, 2015, selling, general and administrative expenses were $159 million, compared to $81 million for the nine months ended September 30, 2014. Selling, general and administrative expenses as a percentage of revenue increased to 10.3% for the nine months ended September 30, 2015, compared to 7.7% for the nine months ended September 30, 2014. The increase in selling, general and administrative expenses, including as a percentage of revenue, primarily resulted from expenses related to the addition of TASC to our financial results from the date of the TASC acquisition to September 30, 2015, as well as $56 million of acquisition, integration and amortization expense related to our acquisitions of TASC and DRC for the nine months ended September 30, 2015, as compared to $13 million for similar expenses related to DRC for the nine months ended September 30, 2014.

	Nine Months Ended
	September 30, 2015		September 30, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Operating income	$72,626	4.7%	$69,564	6.6%	$3,062	4.4%
Operating income and operating margin: Operating income for the nine months ended September 30, 2015 and 2014 was $73 million and $70 million, respectively. The increase in operating income was primarily due to the operating income related to the addition of TASC, partially offset by higher acquisition and integration-related costs noted above. These acquisition and integration-related costs primarily decreased the operating margin to 4.7% for the nine months ended September 30, 2015, compared to 6.6% for the nine months ended September 30, 2014.

	Nine Months Ended
	September 30, 2015		September 30, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Interest expense, net	$80,589	5.2%	$9,538	0.9%	$71,051	744.9%
Interest expense: During the nine months ended September 30, 2015, net interest expense was $81 million, compared to $10 million net interest expense for the nine months ended September 30, 2014. In connection with our entry into the TASC Incremental Facilities on February 26, 2015, we expensed $5 million of deferred debt issuance costs associated with the 2013 Credit Facility. These amounts are reflected in interest expense, net in the Unaudited Consolidated Statements of Operations. Furthermore, we expensed debt issuance costs of approximately $1 million that did not qualify for deferral, which are reflected in interest expense, net, in the Unaudited Consolidated Statements of Operations. The increase in interest expense was primarily due to an increase in interest rates and loan balances resulting from the TASC acquisition and the expense of the previously capitalized bank fees described above. See Note 8 to the accompanying Unaudited Consolidated Financial Statements for a discussion of the TASC Incremental Facilities and the 2013 Credit Facility.
During the nine months ended September 30, 2015, we had a weighted average outstanding loan balance of $1,042 million, which accrued interest at a weighted average borrowing rate of approximately 7.90%.
During the nine months ended September 30, 2014, we had a weighted average outstanding loan balance of $349 million, which accrued interest at a weighted average borrowing rate of approximately 2.89%.

	Nine Months Ended
	September 30, 2015		September 30, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Income (loss) before income taxes	$(7,919)	(0.5)%	$60,006	5.7%	$(67,925)	NM
Provision (benefit) for income taxes	(15,662)	(1.0)	23,454	2.2	(39,116)	NM
Net income	$7,743	0.5%	$36,552	3.5%	$(28,809)	(78.8)%
Effective tax rate	197.8%		39.1%
*NM = Not meaningful.
Effective income tax rate: The effective tax rate, which includes the effects of discrete items, for the nine months ended September 30, 2015 was 197.8%, compared to 39.1% for the nine months ended September 30, 2014. The increase in the effective tax rate, was primarily due to a decrease in pre-tax income, an increased tax benefit related to our joint venture as a percentage of total earnings, and a liability reversal for uncertain tax positions relating to a 2010 and 2011 IRS income tax audit settlement for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

	Nine Months Ended
	September 30, 2015		September 30, 2014		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Net income attributable to Engility	$3,379	0.2%	$32,937	3.1%	$(29,558)	(89.7)%
Net income attributable to Engility: Net income attributable to Engility was $3 million for the nine months ended September 30, 2015 compared to $33 million for the nine months ended September 30, 2014. The decrease of $30 million in net income attributable to Engility during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was primarily due to increased interest expense and increased expenses related to our acquisition of TASC, offset in part by the reduced provision for income taxes.
Liquidity and Capital Resources
Our primary cash needs are for debt service, working capital, and strategic investments or acquisitions. Under our 2015 Credit Facility, our required payments include principal of $2 million per quarter and estimated quarterly interest of approximately $26 million. We currently believe that our cash from operations, together with our cash on hand and available borrowings under the 2015 Credit Facility are adequate to fund our operating needs for at least the next twelve months. As of September 30, 2015, our availability under the revolving portion of our 2015 Credit Facility was $112 million (net of outstanding letters of credit).
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
The total amount of our accounts receivable can vary significantly over time, but is generally very sensitive to recent revenue levels. Total accounts receivable typically range from 60 to 70 DSO, calculated on trailing three months of revenue. Our DSO, net of advanced payments, was 55 days as of September 30, 2015 and 74 days as of December 31, 2014. DSO decreased primarily due to the inclusion of DSO for TASC for the quarter ended September 30, 2015. TASC DSO has traditionally been lower than that of the legacy Engility business.
The following table represents cash flows for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended
	September 30, 2015	September 30, 2014
	(in thousands)
Net cash provided by operating activities	$60,536	$80,485
Net cash provided by (used in) investing activities	12,878	(210,015)
Net cash (used in) provided by financing activities	(4,639)	119,259
Net change in cash and cash equivalents, end of period	$68,775	$(10,271)

Cash Provided by Operating Activities
We generated $61 million of cash from operating activities during the nine months ended September 30, 2015, compared with $80 million during the nine months ended September 30, 2014. For the nine months ended September 30, 2015, net income and non-cash items added $83 million to operating activities as compared to $59 million for the nine months ended September 30, 2014. Net working capital changes for the nine months ended September 30, 2015 decreased cash from operations by $23 million, as compared to an increase of $21 million for the nine months ended September 30, 2014. This included approximately $65 million of acquisition and integration-related payments for our acquisition of TASC to include transaction costs, restructuring severance, and the settlement of share based payment awards including certain liabilities assumed at the date of the acquisition.
Cash Provided by (Used in) Investing Activities
During the nine months ended September 30, 2015, cash provided by investing activities was $13 million resulting from the cash received in the TASC acquisition, partially offset by cash used for capital expenditures of $13 million. Cash used in investing activities during the nine months ended September 30, 2014 primarily consisted of approximately $207 million for the acquisition of DRC.
Cash (Used in) Provided by Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2015 was $5 million, primarily due to the cash dividend of $204 million, $45 million of cash used for fees related to debt and equity issuances and $8 million for the payment of employee withholding taxes on share-based compensation, of which $7 million was attributable from the TASC acquisition, partially offset by net borrowings of $250 million. Net cash generated by financing activities for the nine months ended September 30, 2014 was $119 million, primarily due to net borrowings of $125 million.

Credit Facility
2015 Credit Facility
For a summary of the terms of our 2015 Credit Facility, see Note 8 to the accompanying Unaudited Consolidated Financial Statements.
We currently do not have an outstanding balance on our revolving line of credit and our availability under the revolving portion of the 2015 Credit Facility was $112 million as of September 30, 2015, net of outstanding letters of credit. As of September 30, 2015, our total outstanding principal balance under the 2015 Credit Facility was $1,187 million.

	September 30, 2015	December 31, 2014	Change in Net Debt
	(in thousands)
Debt
Term loan balance	$1,186,800	$258,750	$928,050
Revolver loan balance	—	34,500	(34,500)
Cash	(75,898)	(7,123)	(68,775)
Net debt	$1,110,902	$286,127	$824,775
Available Liquidity
Cash	$75,898	$7,123	$68,775
Revolver loan availability	111,843	160,546	(48,703)
Total available liquidity	$187,741	$167,669	$20,072
On February 26, 2015, we repaid the 2013 Credit Facility in connection with our entry into the TASC Incremental Facilities. See Note 8 to the accompanying Unaudited Consolidated Financial Statements.
Contractual Obligations
The table below presents our estimated total contractual obligations at September 30, 2015, including the amounts expected to be paid or settled for each of the periods indicated below.

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Long-term debt obligations (1)	$1,723,480	$117,708	$225,886	$948,819	$431,067
Non-cancellable operating leases	198,978	39,579	59,373	36,137	63,889
Purchase obligations (2)	48,013	38,987	8,264	729	33
Total (3)	$1,970,471	$196,274	$293,523	$985,685	$494,989

(1)
Represents term loan and outstanding borrowing under our revolving line of credit and $536 million of expected interest payments. Interest expense was estimated using an assumed interest rate of 9.41%.

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

Off-Balance Sheet Arrangements
At September 30, 2015, we had no significant off-balance sheet arrangements.
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
There have been no other material changes to our critical accounting policies disclosed in the 2014 Form 10-K/A.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk relates to changes in interest rates for borrowings under our 2015 Credit Facility. A hypothetical 1% increase in interest rates would have increased our interest expense by approximately $8 million for the nine months ended September 30, 2015 and likewise decreased our income and cash flows.
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

Management, with the participation of our CEO and our CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15-15(e) of the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses in our internal control over financial reporting described below. Notwithstanding such material weaknesses in internal control over financial reporting, our CEO and CFO have concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States and Article 10 of Regulation S-X of under the Exchange Act.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified the following three control deficiencies that each constitute a material weakness: (1) We did not design and maintain effective controls to properly evaluate our identifiable finite-lived intangible assets for impairment at the asset group level and the appropriateness of the remaining useful lives in accordance with ASC 350-30-35-9; (2) We did not design and maintain effective controls over the evaluation of the retention rate assumption used to value acquired contractual customer relationship intangible assets (specifically, we did not design and maintain controls to evaluate the reliability of information used to assess the reasonableness of the retention rate assumption); and (3) We did not design and maintain effective controls to properly evaluate the income tax benefit in interim periods with losses in accordance with accounting principles generally accepted in the United States. The first two control deficiencies did not result in a misstatement in the finite-lived intangible assets or related accounts and financial disclosures. The third control deficiency resulted in an adjustment to the Company’s unaudited condensed consolidated financial statements for the third quarter 2015. These control deficiencies could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

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

•
Re-designing, implementing and testing the internal control to review the reasonableness of the retention rate assumption used in the valuation of contractual customer relationship intangible assets; and

•
Re-designing, implementing and testing the internal control for determining and recording interim period income tax benefit in periods of interim losses in accordance with accounting principles generally accepted in the United States.

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