Form 10-K
period 2015-12-31
Engility Holdings, Inc.
filed 2016-03-08
CIK 1544229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Engility Holdings, Inc. common stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $445,009,046.
As of February 29, 2016, there were issued and outstanding 36,754,055 shares of common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 26, 2016 (Proxy Statement)	Part III

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
Forward-looking statements involve risks, uncertainties and assumptions. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: (a) the loss or delay of a significant number of our contracts, or unexpected delays in customer payments under our contracts; (b) a decline in or a redirection of the U.S. budget for government services, including in particular the U.S. defense budget; (c) future shutdowns of the U.S. government, or a failure of the U.S. Congress to approve increases to the Federal debt ceiling; (d) the Department of Defense’s wide-ranging efficiencies initiative, which targets affordability and cost growth; (e) the intense competition for contracts in our industry, as well as the frequent protests by unsuccessful bidders; (f) our indefinite delivery, indefinite quantity (IDIQ) contracts, which are not firm orders for services, and could generate limited or no revenue; (g) our government contracts, which contain unfavorable termination provisions and are subject to audit and modification; (h) the mix of our cost-plus, time-and-material and fixed-price type contracts; (i) our ability to attract and retain key management and personnel; (j) the impairment of our goodwill, which represent a significant portion of the assets on our balance sheet; (k) changes in regulations or any negative findings from a U.S. government audit or investigation; (l) current and future legal and regulatory proceedings; (m) risks associated with our international operations; (n) information security threats and other information technology disruptions; (o) integration, operational and other risks related to our February 2015 acquisition of TASC, Inc. (TASC), including difficulties and delays in fully realizing cost savings; (p) the level of debt that we incurred in connection with the Spin-Off and our subsequent acquisitions of DRC and TASC, our ability to comply with the terms of our debt agreements and our ability to finance our future operations, if necessary; (q) U.S. Federal income tax assets and liabilities that relate to the distribution in the Spin-Off of Engility and the acquisition of TASC; and (r) other factors set forth under the heading “Risk Factors” in this Annual Report. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.
You should not put undue reliance on any forward-looking statements in this Annual Report. These forward-looking statements speak only as of the date of this Annual Report and we do not have any intention or obligation to update forward-looking statements after we distribute this Annual Report.

ii

PART I

Item 1. BUSINESS
Overview
Engility Holdings, Inc. supports the missions of the U.S. government by deploying our highly skilled workforce wherever and whenever they are needed. We offer a broad range of services, including specialized technical consulting, program and business support, engineering and technology lifecycle support, information technology modernization and sustainment, supply chain services and logistics management, training and education to the U.S. government personnel worldwide. Our revenue is derived from a diverse mix of activities and services with no single program accounting for more than 10% of our revenue in 2015. For the year ended December 31, 2015, we had revenue of approximately $2.1 billion, 99% of which was derived from the U.S. government.
As used in this report, references to “Engility Holdings,” “Engility,” “the Company,” “we,” “us” or “our” refer to Engility Holdings, Inc., a Delaware corporation incorporated in 2012, and its subsidiaries, for all periods prior to the closing of the TASC acquisition, and (ii) to successor Engility Holdings, Inc., a Delaware corporation, incorporated in 2014 under the name New East Holdings, Inc., and its subsidiaries for all periods following the TASC acquisition.
Engility, through our predecessors, has provided mission critical services to the U.S. government for over five decades. We have historically served the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Agency for International Development (USAID), U.S. Department of State (DoS), Federal Aviation Administration (FAA), Department of Homeland Security (DHS), and foreign governments. With our acquisition of TASC, Inc. (TASC) on February 26, 2015, we further diversified our portfolio to add leading positions with U.S. national security and public safety agencies, including, the National Geospatial-Intelligence Agency (NGA), Defense Intelligence Agency (DIA), and other intelligence community agencies. We also added space-related agencies such as the National Reconnaissance Office (NRO), National Aeronautical and Space Administration (NASA) and U.S. Air Force. The acquisition of TASC also enhanced our market position with DHS, Defense Threat Reduction Agency (DTRA), FAA and Missile Defense Agency (MDA).
The Business section of this Annual Report on Form 10-K will discuss certain highlights of our business, including the acquisition of Dynamics Research Corporation in 2014 and the acquisition of TASC in 2015 and our resulting restructuring under a new holding company.  Further, this section will discuss the current state of our business including, among other matters:

•	Our Business Strategy;

•	Our Competitive Strengths;

•	Our Organizational Design, Capabilities and Customers; and

•	Competition in our Industry.
Spin-Off and Strategic Realignment
On July 17, 2012 (the Distribution Date), L-3 Communications Holdings, Inc. (L-3) completed the spin-off of Engility Holdings from L-3 through the distribution of 100% of the common stock of Engility Holdings to stockholders of L-3 (the Spin-Off). We paid $335 million as a cash dividend to L-3 on the Distribution Date and on July 18, 2012, after completion of the Spin-Off, our common stock began “regular-way” trading on the New York Stock Exchange under the symbol “EGL.” Following the Spin-Off, we implemented a strategic realignment of our organizational structure and the streamlining of our operations in the first quarter of 2013. We undertook these actions in order to create a business that is more agile, customer-focused and price competitive, and to enable us to maintain and grow our business in a competitive marketplace that is sensitive to U.S. government spending conditions.
DRC Acquisition
On January 31, 2014, we completed the acquisition of Dynamics Research Corporation (DRC), a U.S. government services, information technology and management consulting firm with strong capabilities in healthcare, homeland security, research and development, intelligence, surveillance and reconnaissance (ISR) and financial regulation and reform. Under the terms of the acquisition, which was structured as a tender offer followed by a back-end merger, we acquired all outstanding shares of DRC’s common stock for cash at a price of $11.50 per share for an aggregate purchase price of approximately $121 million in cash, and retired approximately $86 million in DRC debt. We financed the transaction through a $75 million term loan, $115 million of borrowings under our revolving credit facility and $20 million in cash on hand.
TASC Acquisition
On February 26, 2015, we completed the acquisition of TASC, a leading professional services provider to the national security and public safety markets, in an all-stock transaction valued at approximately $1.3 billion, including the assumption of debt of $623 million. The business combination was effected through a new holding company named New East Holdings, Inc.

(New Engility). As a result of the business combination, New Engility succeeded to and continues to operate, directly or indirectly, the existing business of Engility and, indirectly, acquired the existing business of TASC. The combined companies now operate under New Engility which was renamed “Engility Holdings, Inc.” upon the closing of the acquisition. The New Engility common stock, similar to the predecessor Engility common stock, trades on the New York Stock Exchange (NYSE) under the symbol “EGL.”
As a result of the acquisition of TASC, former TASC stockholders now hold approximately 51% of our shares of common stock outstanding as of February 29, 2016. The holders of Engility common stock immediately prior to the business combination with TASC received a special cash dividend of $207 million, or $11.434 per share.
To finance the transaction and special cash dividend, we entered into an amended and restated bridge financing letter with respect to an unsecured bridge loan facility in the form of a promissory note in the amount of $585 million, which was repaid in full concurrent with the closing through an increase in TASC’s existing first lien credit agreement (assumed by us as of closing) consisting of (i) new senior secured first lien incremental term loans in an aggregate amount of $435 million, (ii) additional senior secured first lien revolving commitments in an aggregate amount of $65 million, and (iii) new senior secured second lien incremental term loans in an aggregate amount of $150 million.
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
Our Business Strategy
Our business strategy is anchored by the following five key objectives:

•
Focus our new business efforts on emerging and/or enduring U.S. and global government mission and program priorities. We play important roles in helping the defense, intelligence community and federal civilian agencies achieve their procurement and mission objectives. Our personnel assist with current and future missions in such areas as intelligence analysis, systems engineering, climate change, international development, air traffic management, asymmetric threats, chemical, biological, radiological, nuclear and explosives (CBRNE) deterrence, emergency preparedness and response, non-kinetic warfare tactics, techniques and procedures, command, control, communications, computing, intelligence, surveillance and reconnaissance (C4ISR) technology sustainment, information technology modernization, modeling and simulation, and training and education. We expect to continue to focus our organic new business efforts in these areas as we believe they will remain a high priority for our customers.

•
Increase market share by providing a full suite of service capabilities while bringing strong value to our customers. Our organic business development strategy is based upon our ability to build upon existing customer relationships and government-wide or agency-specific contract vehicles in order to expand our role with customers across the full spectrum of our services. In addition, we believe that our efficient organizational structure allows us to deliver our differentiated and highly specialized services to our customers at highly competitive prices. In the current budget environment, we believe market share growth will primarily come from winning business that was previously being performed by a competitor, particularly those competitors whose performance or cost structure places them at a competitive disadvantage.

•
Establish Engility as the employer of choice within our industry. Talent is critical to our ability to effectively compete in this marketplace. For this reason, we are committed to being the employer of choice within our industry, providing compensation and benefits necessary to attract the most talented employees for our organization and customers.

•
Focus on the continued generation of free cash flow to pay down existing debt rapidly. Our total outstanding debt is approximately $1.1 billion as of December 31, 2015. Our acquisition of TASC included significant tax attributes of approximately $1.4 billion as of December 31, 2015 that is expected to reduce our net cash tax expense through 2024, positioning us to generate substantial free cash flow and accelerate the repayment of our existing debt. For the foreseeable future, we expect to use a significant portion of our free cash flow to service our debt obligations.

•
Selectively pursue acquisition opportunities to expand into adjacent customers sets and extend our higher-end service offerings. While our organic strategy is focused on expanding our market share with current and future missions and customers, we will also selectively pursue acquisitions that could offer channels for growth in new markets. Our acquisition of DRC in January 2014 and TASC in February 2015 provided access to new customers where we were underrepresented from a market presence standpoint. Further, these acquisitions provided additional higher value-added service offerings to our suite of capabilities, added scale, which enhanced the potential for cost competitiveness by spreading fixed infrastructure costs across a larger contract base, and provided access to new contract vehicles. We expect that our ability to pursue further significant acquisitions will be limited until we pay down a material portion of our outstanding debt.
Our Competitive Strengths
Our competitive strengths are derived from combining our diverse portfolio of capabilities with operating efficiency and a sophisticated understanding of our markets and customers’ needs. Our competitive strengths include:

•
Proven Performance and Customer Trust. Long term success in the services business is not possible without the trust and confidence of our customers, which is primarily based on past program performance and close working relationships. For over five decades, our employees and their ideas have contributed to the success of the U.S. military’s and other government agencies’ missions around the world. The majority of our employees work side-by-side with their government counterparts at locations in the United States and around the world, fostering those critical working relationships.

•
Efficient Business Model. We proactively streamlined our organization and cost structure to address the realities of the U.S. government’s constrained budget environment. In 2015, we derived significant additional cost efficiencies in connection with our integration of TASC, capturing cost synergies above our internal plan and ahead of our schedule.

•
Breadth of Service Offerings. As one of the leading U.S. government service providers, we are positioned to offer a wide range of capabilities across our customer base. Our employees have deep domain expertise in specialized technical consulting, program and business support services, IT modernization and sustainment, supply chain services and logistics management, and training and education. Further, our culture of performance enables us to rapidly respond to our customers’ immediate and unforeseen requirements.

•
Diverse Base of Business. As of December 31, 2015, we had approximately 1,800 active contracts and task orders in more than 50 countries. We have access to task orders on a large number of U.S. government-wide acquisition and indefinite delivery, indefinite quantity (IDIQ) contract vehicles. We also have strong teaming relationships with our industry peers, which allow us access to numerous other contract vehicles. In addition, our business is composed of an increasingly wide range of service offerings, which enables us to capitalize on both demand and funding from our customer base. For the year ended December 31, 2015, our ten largest contracts represented approximately 28% of our consolidated revenue and no single contract accounted for more than 10% of our consolidated revenue. We generated 82% of our revenue as a prime contractor in fiscal year 2015.

•
Experienced Workforce and Leadership Team with Deep Industry and Market Knowledge. Crucial to our success is the composition, commitment and experience of our workforce, who possess a comprehensive understanding of the operating environment of our customers. Our senior leadership structure is aligned with the perspectives, strategies and priorities of our customers. In addition, our understanding of our customers’ operating environment, strategic objectives and tactical requirements facilitates our ability to plot a strategic approach to expand our share of the government services market.

Our Organizational Design, Capabilities and Customers
Organizational Design
Effective January 2015, we realigned our organization around customer accounts, each led by an account executive. We made this change to align more closely with our customer’s missions, increase customer intimacy, and improve customer satisfaction. Under this new model, the customer accounts are supported by an operations organization that coordinates and executes functional support, allowing the account executives to devote more of their time to the customer and growing their respective account portfolios.
Our organization consists of seven accounts including six customer accounts: (i) U.S. Army and Other DoD (ii) U.S. Navy, U.S. Marine Corps, and U.S. Air Force (excluding Air Force space); (iii) National Intelligence; (iv) Space; (v) Federal Civilian; (vi) International, and Products.
In addition to these accounts, our Technical Solutions Group (TSG) works across customer accounts in an effort to ensure that we offer cutting-edge, differentiated technical solutions to our customers.
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
Specialized Technical Consulting.  We partner with our customers to provide them with expertise, analysis, planning, and operational capability in support of global security and U.S. foreign policy missions and priorities. Our projects range from small teams supporting specific technology research and analysis, to more extensive, leading-edge policy and operational implementation. We support a diverse set of customers as they execute complex missions and contend with ever-evolving strategic and tactical requirements. Examples of our current policy and mission focus areas include: Intelligence Missions and Operations; Healthcare Services & Solutions; International Capacity Development; Transportation Systems; CBRNE and Asymmetric Threat Services; High Performance Computing and Big-Data Analytics; Cyber Forensics; Global Climate Change; Financial and Regulatory Reform; and Geospatial Intelligence.
Program and Business Support Services. We offer a range of program and business support services that complement our mission expertise including strategic planning, acquisition support, program management and enterprise transformation.  Our program and business support offerings enable our customers to enhance their capabilities on a cost-effective basis and capitalize on specific expertise to better design, evaluate, and implement their programs simultaneously.  Our personnel provide thought leadership to customer program offices to develop and analyze requirements, perform analysis of alternatives, conduct capability assessments, develop program roadmaps, and accomplish core business processes efficiently.
Engineering and Technology Lifecycle Support.  We provide engineering and integration solutions that support our customers throughout the acquisition and sustainment lifecycle of their programs.  By combining engineering expertise, domain knowledge, disciplined program management, and robust analytical tools and processes, we support the systems life cycle from analysis of user needs, and concept development through deployment and operations.  We support C4ISR, mission-specific systems, software, hardware, and platforms in a holistic manner.  Our service offerings include systems engineering and integration, modeling and simulation, test and evaluation, software engineering and sustainment, hardware engineering, sustainment, and modernization.
Information Technology Modernization and Sustainment. Our capabilities in information technology (IT) -focus on project management; software development and integration; hardware and network implementation; network and information security, cybersecurity, vulnerability assessments, and information assurance; mobile application development; enterprise architecture; and secure cloud computing. We support several large scale enterprise system implementations utilizing agile software development, service-oriented architecture (SOA), life-cycle management, and commercial off the shelf (COTS) integration processes.
Supply Chain and Logistics Management Services.  A critical component of our customers’ missions and product support lifecycles is the ability to manage, execute, and maintain their operations effectively and efficiently, often on a global scale. Our supply chain services and logistics management expertise are a key enabler to our other service offerings, especially with our international customers.  We provide our customers with both rapid response and long-term solutions for logistics, warehousing, asset management, kitting, shipping, and receiving. We frequently participate in integrated teams to develop products, execute logistics staffing plans, and coordinate system evaluations.
Training and Education.  We support U.S. military, law enforcement, U.S. Federal agencies and foreign militaries with a wide range of training and education services.  Training is a critical enabler for our customers to meet and overcome the challenges of a rapidly changing global environment. Leveraging proven processes, we define, design, develop, implement, and assess training and education solutions for our customers.  In 2015, we were recognized as one of the Top 100 simulation and training companies by Military Training Technology.
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
U.S. Army. Since 1988, we have provided mission-critical services to the U.S. Army. Recent examples include: training and education as a partner on the Warfighter Focus program; software engineering and field support; and program management support on the Logistics Modernization Program (LMP). Our Army customers include Program Executive Office (PEO) for Simulation, Training, and Instrumentation (STRI), PEO Enterprise Information Systems (PEO EIS), Communications Electronic Systems Command (CECOM), Army Contracting Command-Rock Island, and the Intelligence and Security Command (INSCOM).

Other DoD. We provide mission-specific expertise to a variety of other DoD agencies and offices, including DTRA, Defense Health Agency (DHA), Defense Information Systems Agency (DISA), MDA, Office of the Secretary of Defense (OSD), Joint Interoperability Test Command (JITC) and U.S. Transportation Command (TRANSCOM). Our key programs include advisory and assistance at DTRA, support to the DoD High Performance Computing Modernization Program (HPCMP) and healthcare program evaluation at DHA on the TRICARE Evaluation, Analysis, and Management Support (TEAMS) contract.

•	U.S. Navy, U.S. Marine Corps, and U.S. Air Force
U.S. Navy. For over 40 years, we have provided program support, engineering, information technology, and training services for the U.S. Navy. Our customers include the Naval Air Systems Command (NAVAIR), Space and Naval Warfare Systems Command (SPAWAR), Naval Surface Warfare Center (NSWC) and Naval Sea Systems Command (NAVSEA). Examples of our Navy programs include: systems engineering support on the Air 4.1 program under the Seaport Enhanced (SeaPort-e) contract, radar systems engineering and software support to the Port Hueneme Division of NSWC, and simulation-based tactical warfare training for the U.S. Navy’s Pacific Theater Forces.
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
U.S. Air Force. We have partnered with the U.S. Air Force on non-space programs for over 50 years, providing logistics and sustainment, cybersecurity operations, systems engineering and integration, and modeling and simulation. Our customers include Air Force Material Command (AFMC), Air Force Research Lab (AFRL) and Air Combat Command (ACC).

•	National Intelligence
We have served the intelligence community for over 30 years, providing support from data collection, to production and dissemination of intelligence information. The agencies we support include the NGA, NSA, DIA, the Office of the Director of National Intelligence (ODNI), and other classified customers.

•	Federal & Civilian Agencies
Department of Veterans Affairs (VA). Our staff provides a wide range of expertise to the VA, including management consulting, health promotion and wellness, preventive medicine, epidemiology, disease surveillance, toxicology, and related laboratory sciences. We also provide the VA with a diverse set of functional capabilities, including software development, strategic human capital, workforce planning, and performance management solutions. On the Veterans Relationship Management program, we provide strategic IT portfolio and program management services. On the Veterans Benefits Management System (VBMS), we provide agile software development services to transition the VA to enable a paperless-based environment for the processing of benefit claims.
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
Department of Transportation (DOT). For more than 20 years, we have provided research, analysis, and subject matter expertise to the U.S. DOT’s Volpe Transportation Center and the FAA in support of the NextGen Air Traffic Management System. We also help the FAA acquire, support and field multiple generations of programs, systems, and portfolios of systems successfully through the Engineering and Technology Acquisition Support Services (ETASS) program.
Other Federal & Civilian. We also support DHS, Department of Treasury, Department of Health and Human Services (DHHS), and the Department of Commerce.

•	Space
We have provided support to the space community since the 1960s. We are recognized as a trusted, independent systems engineering and integration firm for space across the defense and intelligence communities providing enterprise architecture, systems engineering and integration, mission assurance and IV&V services. For example, we provide technical, procurement and engineering services to the Air Force Global Positioning System (GPS) Directorate, which manages the development of the country’s satellite-based navigation architecture. Other customers include the NRO, Air Force Space and Missile Center, Air Force Space Command and NASA.

•	International
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
U.S. Agency for International Development (USAID). We work with USAID to provide comprehensive, integrated programs that help organizations, institutions, and governments develop the capacity to fulfill their oversight and governance functions. We incorporate learning and capacity development, climate resilience, and policy and governance across all of international development projects to ensure sustainability and lasting impact. Areas of expertise include: Energy; Agriculture and Food Security; Transition and Stability; Disaster Preparedness and Response; and Water and the Environment. Specific projects include the Growth, Enterprise, Employment and Livelihood project in Somalia, the Regional Disaster Assistance Program in Latin America and the Caribbean; and USAID’s Worldwide Training program.
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
Other International. We provide a limited amount of engineering, training and other services directly to foreign governments.

•	Products
This group’s principal offering is the Joint Range Extension (JRE) tactical data link gateway, which provides a means for multipoint, interoperable, long-haul communication data exchange on military aircraft such as the E-8C JSTARS. Over 1,300 JRE units are fielded worldwide. Our products group also provides tactical shelters to the U.S. Marine Corps.
Competition
We serve a broad range of customers within the government services market and compete against a range of companies that specialize in certain segments of the market as well as others that cut across a broader range of customers.  Those competitors that are most like Engility in terms of their breadth of market coverage include services-focused companies such as Booz Allen Hamilton, CACI International Inc., CSRA Inc., ICF International, Inc., Leidos, ManTech International Corporation, NCI, Inc., Science Applications International Corporation (SAIC), Sotera and Vencore; operating units of large multi-segment defense contractors and industry conglomerates including AECOM Technology Corporation, BAE Systems, Inc., Computer Sciences Corp, General Dynamics Corporation, Jacobs Engineering Group Inc., Lockheed Martin Corp., Northrop Grumman Corporation and Raytheon Company; as well as many other large and small entities depending on the expertise requirements of government customers.
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

Our success in the competitive government services industry depends upon our ability to develop and market our services, as well as our ability to provide the people, planning and resource management, technologies and financial capacity needed to deliver those services with maximum efficiency. Services markets are generally more labor intensive and typically have shorter-duration contracts than many product-oriented markets. At the same time, the nature of most U.S. government programs and services, conducted under binding contracts, allows companies that perform well to benefit from a level of program continuity not common in many industries. Our ability to compete successfully in the services marketplace depends on a number of factors, the most important of which is the capability to deploy skilled professionals at competitive prices across the diverse spectrum of these markets. Accordingly, we have implemented various workforce initiatives to help ensure our success in attracting, developing and retaining sufficient resources to maintain or improve our competitive position within these markets. Moreover, we generally have more ability to control the costs bid on a particular opportunity when we bid as a prime contractor.
Employees
Our employees are our most valuable resource. We are in continuous competition for highly-skilled professionals in virtually all of our business areas. The success and growth of our business is significantly correlated with our ability to recruit, train, promote and retain high quality people at all levels of the organization. As of December 31, 2015, we employed approximately 9,800 individuals globally and operated in over 50 countries, with approximately 9% of our employees located outside of the United States. We are led by an experienced executive team, which is composed of industry, U.S. military and government veterans. We believe that relations with our employees are positive.
Contracts
Generally, the sales price arrangements for our contracts are cost-plus, time-and-material, or fixed-price type. Commensurate with the greater levels of risk we assume on a fixed-price type contract, a fixed-price type contract typically offers a higher profit margin potential than a cost-plus type or time-and-material type contract.
On a cost-plus type contract, we are paid our allowable incurred costs plus a profit which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels determined by our customers. Cost-plus type contracts with award fee provisions are our primary variable contract fee arrangement. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria. Revenue and profit on award fees are recorded when such fees are probable and estimable.
On a time-and-material type contract, we are paid on the basis of direct labor hours expended at specified fixed-price hourly rates (that include wages, overhead, allowable general and administrative expenses and profit) and materials at cost.
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
Many of our cost-plus, time-and-material, and fixed price type contracts are task orders awarded through IDIQ type contracts. Revenue from IDIQ contracts was approximately 57% of our revenue in 2015. In most cases, IDIQ contracts are awarded to multiple contractors and the award of an IDIQ contract does not represent a firm order for services. Generally, under an IDIQ contract, the government is not obligated to order a minimum of services or supplies from its contractor, irrespective of the total estimated contract value. Furthermore, under a multi-award IDIQ program, the customer develops requirements for task orders that are competitively bid against all of the contract awardees. However, many contracts also permit the U.S. government to direct work to a specific contractor.
Funded Backlog
Funded backlog for contracts with government agencies primarily represents the estimated amount of revenue to be earned in the future for which funding has already been appropriated less revenues previously recognized on these contracts. It does not include the unfunded portion of contracts where funding is incrementally appropriated or authorized on a quarterly or annual basis by the U.S. government and other customers even though the contract may call for performance over a number of years. We expect that substantially all of our funded backlog at December 31, 2015 will generate revenue during the fiscal year ending December 31, 2016.

Additional information regarding funded backlog can be found in the section titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7 of this Form 10-K.
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
Our revenue is derived predominantly from providing services under contracts with agencies of, and prime contractors to, the U.S. government. Although these various agencies and prime contractors are subject to common budgetary pressures and other factors, our customers exercise independent purchasing decisions. The loss or delay of all or a substantial portion of our revenue from the U.S. government would have a material adverse effect on our results of operations and cash flows. Approximately 99% of our revenue for the year ended December 31, 2015 was attributable directly or indirectly to U.S. government departments and agencies. Aggregate revenue from our ten largest contracts amounted to approximately $583 million, or 28%, of our revenue for the year ended December 31, 2015.
In addition to contract cancellations and declines in agency budgets, our backlog and future financial results may be adversely affected by:

•	curtailment of the U.S. government’s use of services providers, including curtailment due to government budget reductions and related fiscal matters;

•	developments in the Middle East, or other geopolitical events that affect demand for our services; and

•	longer lead times for the government to fully fund awarded contracts
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
U.S. government appropriations have and likely will continue to be affected by larger U.S. government budgetary issues and related legislation. On March 1, 2013, pursuant to the Budget Control Act of 2011 as amended by the American Taxpayer Relief Act of 2012 (BCA), a sequestration went into effect resulting in a 7.8% reduction to the DoD budget for fiscal year (FY) 2013, excluding funding for military personnel. Under the BCA, over the FY 2013-FY 2021 period, the DoD budget will see a total reduction of approximately $500 billion. The Bipartisan Budget Act of 2013 amended the BCA and reduced the amount of the sequestration by a total of $63 billion for FY 2014 and FY 2015.  The final FY 2015 DoD base budget (excluding funding for overseas contingency operations) appropriation enacted into law in January 2015 was approximately $500 billion, which is similar to the level of funding for the DoD in FY 2014.  The Bipartisan Budget Act of 2015 set spending limits for the FY16 and FY17 budgets across the federal government and increased the prior discretionary spending caps in both defense and non-defense.  The new DoD combined spending limits are approximately $607 billion for FY2016 and $610 billion for FY17, including an allocation for $59 billion in overseas contingency operations funding each year.
The statutory limit on the amount of permissible Federal debt (the debt ceiling) was suspended on October 31, 2015 until March 15, 2017. If the existing debt ceiling is not raised, we may be required to continue to perform for some period of time on certain of our U.S. government contracts even if the U.S. government is unable to make timely payments. An extended debt ceiling breach could negatively affect the U.S. government's timely payment of our billings, resulting in delayed cash collection, and have significant consequences for our company, our employees, our suppliers and the defense industry. In addition, the U.S. government has been, on a number of occasions, unable to complete its budget and appropriations process before the end of its fiscal year, which resulted in it operating under a continuing resolution (CR) for extended periods, as well as a brief partial shutdown of the U.S. government in October 1, 2013.
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
Acquisitions of assets or entities designed to accelerate the implementation of our strategic plan are an important element of our long-term strategy. Pursuant to this strategy, we closed on the acquisition of TASC on February 26, 2015. The acquisition and integration of businesses such as TASC involve a number of risks.
We may not be able to realize all or a substantial portion of the anticipated benefits of the the TASC acquisition or other future acquisitions that we may consummate. TASC and other future acquired businesses may not achieve expected results of operations, including expected levels of revenue, and may require unanticipated costs and expenditures. In addition, following completion of the TASC acquisition or other future acquisitions, we may not be able to maintain the levels of revenue, earnings or operating efficiency that we and the acquired business have achieved or might achieve separately. TASC and other acquired businesses may also subject us to liabilities that we were unable to discover in the course of our due diligence, including the failure of a target company to have fulfilled its contractual obligations to the U.S. government or other customers, which may result in additional financial responsibility, harm to our reputation or other adverse effects caused by such liabilities or issues. In addition, the integration of TASC and other newly acquired businesses may be expensive and time-consuming and may not be entirely successful. Integration of the acquired businesses may also place additional pressures on our systems of internal control over financial reporting. TASC and other future acquired businesses can also raise potential organizational conflicts of interest (OCI) issues that can impact the nature and timing of the acquisition or our ability to compete for future contracts where the acquired company may have been involved. In addition, the process of integrating the operations of TASC or those of any other future acquisition could cause an interruption of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel. If we are unable to integrate TASC and other newly acquired businesses successfully or if TASC or other acquired businesses fail to produce targeted results, it could have an adverse effect on our results of operations or financial condition.
We assumed significant debt in connection with our acquisitions of TASC and DRC, and we may incur additional debt in the future. Such debt could adversely affect our business, financial condition or results of operations.
In connection with our acquisition of TASC, we incurred and/or assumed approximately $1.2 billion in debt, including the assumption of approximately $623 million of existing TASC debt, to refinance our existing debt and to finance a portion of a special cash dividend to our stockholders in connection with the acquisition of TASC along with the transaction fees and expenses associated with the acquisition of TASC. During 2014, we incurred and/or assumed approximately $190 million in debt, including to finance the repayment of approximately $86 million in existing DRC debt. We currently depend on cash on hand and cash flows from operations to make scheduled debt payments. The annualized principal and cash interest payments on our debt is approximately $116 million, and as of December 31, 2015, we had approximately $30 million in cash on hand. We expect to be able to meet the estimated principal and interest payments on our debt through a combination of cash on hand and expected cash flows from operations. Additionally, we may incur further debt in the future for other corporate purposes.
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

•	limitations on our ability to execute business development and acquisition activities to support our strategies; and

•	in addition, we may not be able to refinance our substantial indebtedness on more favorable terms.
Our use of TASC’s net operating loss carryforwards and other tax attributes to offset future taxable income may become limited as a result of the transaction or future transactions in our stock.
We have estimated that TASC had net operating loss (NOL) carryforwards for U.S. Federal income tax purposes of at least $339 million as of December 31, 2015 and that TASC had adjusted tax basis in its amortizable goodwill and other intangible assets of at least $1.0 billion as of December 31, 2015. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as its adjusted tax basis in its amortizable goodwill, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative increase in ownership by “5-percent shareholders” (within the meaning of Section 382 of the Code) that exceeds 50 percentage points over a rolling three-year period. If a corporation has a “net unrealized built-in loss,” generally meaning that, immediately before an ownership change, the fair market value of its assets was less than the aggregate tax basis of its assets, then any “built-in loss” recognized during the first five years after the change date (including through amortization deductions) may be limited. In connection with the closing of the TASC transaction, TASC received an opinion from a major national accounting firm to the effect that the business combination involving TASC, taken together with the other transactions contemplated by the merger agreement and occurring on the closing date and taking into account the issuance of the maximum number of shares of Engility common stock issuable following the closing in respect of equity awards outstanding under the Engility stock plans as of the closing date, will not result in an ownership change of TASC within the meaning of Section 382(g) of the Code and that TASC will not have had a cumulative owner shift under Section 382 of the Code of more than 49.1 percentage points during the “testing period” (as defined in Section 382(i) of the Code) ending on the closing date after giving effect to the business combination and the other transactions contemplated by the merger agreement and taking into account the issuance of the maximum number of shares of Engility common stock issuable following the closing in respect of equity awards outstanding under the Engility stock plans as of the closing date. It was a condition to our obligation to complete the business combination that such opinion be in form and substance reasonably acceptable to us. The opinion neither binds the Internal Revenue Service (IRS) nor precludes the IRS from adopting a contrary position. In the event that the IRS were to determine that the business combination caused an ownership change with respect to TASC to occur on the effective date of the business combination, Section 382 of the Code would apply to limit our use of any remaining net operating losses and other pre-change tax attributes after the effective date of the business combination. Usage of our NOLs and other pre-change tax attributes after the effective date of the business combination would also be adversely affected if an ownership change within the meaning of Section 382 of the Code were to occur after the effective date of the business combination. In order to reduce the likelihood of an ownership change after the effective date of the business combination, our common stock is generally subject to certain transfer restrictions as set forth in our charter and as described below under “Anti-takeover provisions in our organizational documents and Delaware law, and restrictions on our charter related to our acquisition of TASC, could delay or prevent a change in control”. However, there can be no assurances that these restrictions will prevent an ownership change from occurring in the future.
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
Revenue from IDIQ contracts was 57% of our revenue in 2015. IDIQ contracts are typically awarded to multiple contractors and the award of an IDIQ contract does not represent a firm order for services. Generally, under an IDIQ contract, the government is not obligated to order a minimum of services or supplies from its contractor, irrespective of the total estimated contract value. Furthermore, following an award under a multi-award IDIQ program, the customer develops requirements for task orders that are competitively bid against all of the contract awardees. However, many contracts also permit the U.S. government to direct work to a specific contractor. Notwithstanding our cost reduction measures and strategic realignment, we may not win new task orders under these contracts for various reasons, including price, past performance and responsiveness, among others, which would have an adverse effect on our operating performance and may result in additional expenses and loss of revenue. There can be no assurance that our existing IDIQ contracts will result in actual revenue during any particular period or at all.
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
Our revenue is transacted using written revenue arrangements, or contracts, which are generally cost-plus, time-and-material, or fixed-price. For a description of our revenue recognition policies, see Note 1 to our Consolidated Financial Statements.
On a cost-plus type contract, we are paid our allowable incurred costs plus a profit which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels determined by our customers. Cost-plus type contracts with award fee provisions are our primary variable contract fee arrangement. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria.
On a time-and-material type contract, we are paid on the basis of direct labor hours expended at specified fixed-price hourly rates (that include wages, overhead, allowable general and administrative expenses and profit) and materials at cost.
On a fixed-price type service contract, we agree to perform the contractual statement of work for a predetermined sales price. Although a fixed-price type contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased costs may reduce our profit or cause us to sustain losses on the contract. This may result in greater risk to our business than under a cost-plus type and time-and-material type contracts where we generally do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts.
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
If we experience additional impairments in our goodwill, or if our other intangible assets become impaired, then we will be required to take further non-cash charges against earnings. In connection with the preparation of our third quarter 2012 financial statements, we recorded a non-cash impairment charge of $426 million following an interim test of our goodwill. While this charge had no impact on our business operations, cash balances or operating cash flows, it resulted in a significant loss from operations during the period. In addition, in the fourth quarter of 2015 we recorded a $292 million goodwill impairment related primarily due to the continued impact from legacy contracts that are ending, reduced in-theater work, new business that did not materialize in the fourth quarter of 2015 and a corresponding reduction in estimated future cash flows. Following this charge, goodwill remains the largest asset on our balance sheet, with an aggregate balance of $1,093 million and $645 million at December 31, 2015 and 2014, respectively. Since goodwill impairment calculations are based on estimates, including external factors that are outside of our control such as our stock price and future market and economic conditions, it is possible that we may need to take additional goodwill impairment charges in the future. Goodwill may be further impaired if the estimated fair value of the reporting units goodwill is less than the carrying value of the reporting units goodwill. We also perform an analysis of our intangible assets to test for impairment whenever events occur that indicate impairment could exist. Examples of such events are: significant adverse changes in the intangible asset’s market value, useful life, or in the business climate that could affect its value; a current-period operating or cash flow loss or a projection or forecast that demonstrates continuing losses associated with the use of the intangible asset; and a current expectation that, more likely than not, the intangible asset will be sold or otherwise disposed of before the end of its previously estimated useful life. For additional discussion of our goodwill impairment in 2015, see Note 5 “Goodwill and Identifiable Intangible Assets” to our Consolidated Financial Statements in this Form 10-K.
We have disclosed material weaknesses in our internal control over financial reporting, which could adversely affect our ability to report our financial condition, results of operations or cash flows accurately and on a timely basis. Any future material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence in our financial reporting or have other material effects on our business and operations.
In connection with our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, management concluded that our internal control over financial reporting was not effective as of December 31, 2015 as a result of a material weakness. Specifically, we did not design and maintain effective controls to properly evaluate the income tax benefit in interim periods with losses in accordance with GAAP. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In addition, as previously reported in our Quarterly Report on Form 10-Q filed with the SEC on November 6, 2015, management concluded two other material weaknesses existed as of September 30, 2015: (1) we did not design and maintain effective controls over the evaluation of the retention rate assumption used to value acquired contractual customer relationship intangible assets (specifically, we did not design and maintain controls to evaluate the reliability of information used to assess the reasonableness of the retention rate assumption), and (2) we did not design and maintain effective controls to properly evaluate our identifiable finite-lived intangible assets for impairment at the asset group level and the appropriateness of the remaining useful lives in accordance with GAAP. The plans to remediate the material weaknesses described in (1) and (2) above were completed during the fourth quarter ended December 31, 2015. For additional discussion, see Item 9A, “Controls and Procedures” in this Form 10-K.
A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. With respect to the material weakness as of December 31, 2015 related to the effective controls to properly evaluate the income tax benefit in interim periods with losses, the implementation of the remediation plan remains in process. Although management believes that the remediation measures will effectively remediate the control deficiency that gave rise to this material weakness, management believes additional time is needed to demonstrate sustainability as it relates to our revised controls. If we are unsuccessful in implementing or following our remediation plan, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective internal controls over financial reporting. For a discussion of our plan to remediate the material weakness in our internal control over financial reporting as of December 31, 2015, see “Remediation Plan” under Item 9A, “Controls and Procedures.”
We cannot be certain that, in the future, additional material weaknesses or deficiencies will not exist or otherwise be discovered. If our efforts to address the remaining material weakness identified above are not successful, or if an additional material weakness or deficiency occurs, such weakness or deficiency could result in misstatements in our results of operations, restatements of our financial statements, a decline in the price of our common stock and stockholder confidence or other material effects on our business, reputation, results of operations, financial condition or liquidity.
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
As a result of the acquisition of TASC, which closed on February 26, 2015, we assumed the obligations under TASC’s then existing defined benefit plan. This unfunded plan offered two retirement programs, a Cash Bonus Plan which terminated effective December 31, 2015 and a Retiree Health Reimbursement Account plan (RHRA). The impact of TASC’s defined benefit plan on our U.S. generally accepted accounting principles (GAAP) earnings may be volatile in that the amount of expense we record for the plan may materially change from year to year because those calculations are sensitive to several key economic assumptions including interest rates and actuarial assumptions related to participant mortality, retirement and termination.

U.S. Government Cost Accounting Standards govern the extent to which postretirement costs and plan contributions are allocable to and recoverable under contracts with the U.S. government. On December 27, 2011 the U.S. Government’s Cost Accounting Standards Board (CASB) published a final rule that harmonizes Cost Accounting Standards (CAS) pension cost reimbursement rules with the Pension Protection Act of 2006 (PPA) funding requirements. The rule is expected to eventually mitigate the mismatch between CAS costs and PPA-amended Employee Retirement Income Security Act of 1974 (ERISA) minimum funding requirements, and result in an acceleration of allowable CAS pension costs as compared to the prior rules. We anticipate that government contractors will be entitled to an equitable adjustment for any additional CAS contract costs resulting from the final rule. As a result, we have sought and expect to continue to seek reimbursement from the U.S. government for a portion of our postretirement costs and plan contributions. For additional information related to our pension funding and costs, see Note 10 to the Consolidated Financial Statements in this Form 10-K for additional information.
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
We are subject to risks associated with operating internationally.
Our business operations are subject to a variety of risks associated with conducting business internationally, including:

•	Changes in or interpretations of laws or policies that may adversely affect the performance of our services;

•	Political instability in foreign countries;

•	Imposition of inconsistent laws or regulations;

•	Reliance on the U.S. and other governments to authorize us to export products, technology and services to customers and other business partners;

•	Conducting business in places where laws, business practices and customs are unfamiliar or unknown; and

•	Imposition of limitations on or increase of withholding and other taxes on payments by foreign subsidiaries or joint ventures.

In addition, our U.S. and foreign operations are subject to the FCPA and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, which generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Despite our training and compliance programs, we cannot assure that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Our continued expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.
Any violation related to the foregoing or to other laws that govern our international business, such as U.S. economic sanctions or U.S. anti-boycott regulations, could result in substantial fines, disgorgement, sanctions, civil and/or criminal penalties, debarment, and curtailment of operations in certain jurisdictions, and might adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Furthermore, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management. Although such risks have not significantly impacted our business to date, we do not know the impact that these regulatory, geopolitical and other factors could have on our business in the future.
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
At the closing of the acquisition of TASC, we entered into a stockholders agreement with Birch Partners, certain investment funds affiliated with KKR and certain investment funds affiliated with GA. The stockholders agreement establishes certain rights, restrictions and obligations of Birch Partners, certain investment funds affiliated with KKR and certain investment funds affiliated with GA, and sets forth other arrangements relating to us, including the right of Birch Partners to designate up to four directors for nomination to our board of directors and the right of its designees to participate on board committees, subject to KKR and GA maintaining certain beneficial ownership of our common stock. The interests of the parties to the stockholders agreement may differ from those of other holders of our common stock
Risks Relating to Our Common Stock
You face the following risks in connection with ownership of our common stock:
The market price of our common stock may fluctuate significantly.
The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	changes in DoD budget levels and procurement priorities;

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	wins and losses on contract re-competitions and new business pursuits;

•	success or failure of our business strategy;

•	our quarterly or annual earnings or earnings guidance, or those of other companies in our industry;

•	our ability to obtain financing as needed;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the number of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	investor perception of our company and the defense industry, including changing priorities or reductions in the U.S. government defense budget;

•	results from any material litigation or government investigation;

•	the availability of government funding and changes in customer requirements for our products and services;

•	natural or environmental disasters that investors believe may affect us;

•	overall market fluctuations;

•	fluctuations in the budget of Federal, state and local governmental entities around the world;

•	changes in laws and regulations affecting our business; and

•	general economic conditions and other external factors.
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
Currently, we do not plan to pay a regular dividend on our common stock. The declaration of any future cash dividends and the amount of any such dividends, if declared, will be subject to our financial condition, earnings, capital requirements, financial covenants and other contractual restrictions and to the discretion of our Board of Directors. Additionally, our credit agreement places significant restrictions on our ability to pay dividends. Our Board of Directors may take into account such matters as general business conditions, industry practice, our financial condition and performance, our future prospects, our cash needs and capital investment plans, income tax consequences applicable law and such other factors as our Board of Directors may deem relevant. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend if we do commence the payment of dividends.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
As of December 31, 2015, we leased properties in the U.S. related to our operations in approximately 78 locations consisting of approximately 1.8 million square feet and owned properties related to our operations at two locations consisting of approximately 42,600 square feet. We also lease a number of small facilities internationally. Management believes that all of our properties have been well maintained, are in good condition, and are adequate to meet our current contractual requirements.
As of December 31, 2015, we had major operations at the following locations:

•
Washington, District of Columbia; Aberdeen, Maryland; Annapolis Junction, Maryland; Lexington Park, Maryland; Andover, Massachusetts; Alexandria, Virginia; Arlington, Virginia; and Chantilly, Virginia.

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

PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Engility Holdings, Inc. Common Stock
Our common stock is publicly traded on the New York Stock Exchange (NYSE) under the symbol “EGL”. The following table sets forth the high and low sale prices for our common stock for the fiscal periods indicated as reported by the NYSE during the indicated quarters.

	2015		2014
	High	Low	High	Low
First Quarter	$49.00	$29.36	$45.86	$32.30
Second Quarter	$32.64	$22.64	$46.25	$37.53
Third Quarter	$30.56	$20.94	$39.92	$30.46
Fourth Quarter	$35.92	$25.50	$44.27	$30.22
On February 29, 2016, the closing price of our common stock on the NYSE was $14.51 per share. As of February 29, 2016, there were 472 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.
In conjunction with the acquisition of TASC, we paid a $207 million special cash dividend, or $11.434 per share of common stock, to stockholders of record as of the close of business on February 25, 2015 that held their shares through the close of business on February 26, 2015. After taking into account the payment of this special cash dividend, on February 27, 2015, the closing price of our common stock on the NYSE was $36.10 per share. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration of any future cash dividends and the amount of any such dividends, if declared, will be subject to our financial condition, earnings, capital requirements, financial covenants and other contractual restrictions and to the discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, industry practice, our financial condition and performance, our future prospects, our cash needs and capital investment plans, income tax consequences, applicable law and such other factors as our Board of Directors may deem relevant.
Equity Compensation Plan Information
See Part III, “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under our equity compensation plans.
Issuer Purchases of Company Stock
We did not repurchase any of our equity securities during the year ended December 31, 2015.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock during the period from July 18, 2012 (the first day our stock began trading on the NYSE) through December 31, 2015 with the cumulative total return on the Russell 2000 Index and an index of our industry peers. Our peer group consists of the following U.S. Federal government service providers with whom we compete: Booz Allen Hamilton Holding Corporation, CACI International Inc., ICF International, Inc., ManTech International Corporation, NCI, Inc., and SAIC. The comparison assumes that $100 was invested on July 18, 2012 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any, and with respect to our index of industry peers, returns are weighted according to the stock market capitalization of such companies.
COMPARISON OF CUMULATIVE TOTAL RETURN
ASSUMES INITIAL INVESTMENT OF $100 INVESTED ON JULY 18, 2012

	July 18, 2012	December 31, 2015
Engility Holdings, Inc.	$100.00	$227.93
Russell 2000 Index	$100.00	$147.94
Index of our industry peers	$100.00	$228.90
* Stock performance for SAIC is only included from September 30, 2013, the date that SAIC began regular way trading on the NYSE following its spin-off from its parent company.

Item 6. SELECTED FINANCIAL DATA
The following table presents the selected historical consolidated financial data for Engility. The Consolidated Statement of Operations for each of the years ended December 31, 2015, 2014, and 2013 and Consolidated Balance Sheet data as of December 31, 2015 and 2014 set forth below are derived from Engility’s audited Consolidated Financial Statements included in this Annual Report on Form 10-K. The Consolidated Statement of Operations for the year ended December 31, 2012 and 2011 and Balance Sheet data as of December 31, 2013, 2012 and 2011 are derived from Engility’s audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any future period.
The selected historical consolidated financial data presented below should be read in conjunction with Engility’s Consolidated Financial Statements and accompanying notes and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report.

	As of and for the year ended December 31,
	2015 (1)	2014 (2)	2013	2012	2011
	(in thousands, except per share data)
Statement of Operations Data
Revenue	2,085,623	$1,367,091	$1,407,372	$1,655,344	$2,070,781
Net income (loss) (3)	$(230,239)	40,010	54,717	(344,795)	26,027
Net income (loss) attributable to Engility (3)	$(235,352)	35,423	49,527	(350,373)	25,859
Earnings (loss) per share - Basic (4)	$(7.02)	2.07	2.94	(21.48)	1.42
Earnings (loss) per share - Diluted (4)	$(7.02)	1.97	2.81	(21.48)	1.42
Weighted average number of shares - Basic (4)	33,536	17,100	16,873	16,281	16,118
Weighted average number of shares - Diluted (4)	33,536	18,018	17,653	16,281	16,118
Balance Sheet Data
Working capital	$127,979	$85,825	$141,748	$162,796	$160,007
Goodwill	1,093,178	644,554	477,604	477,604	904,040
Total assets	2,274,969	1,122,636	930,054	1,027,450	1,503,247
Long-term debt (1) (2) (5)	1,115,025	279,500	187,500	284,750	—
Total equity	$706,133	$476,753	$443,154	$388,311	$1,093,603

(1)
On February 26, 2015, we completed the acquisition of TASC in an all-stock transaction. In connection with the acquisition, we issued 18,937,765 shares of Engility common stock on February 26, 2015 valued at approximately $663 million, and we assumed debt with an estimated fair value of $623 million. Engility declared a special cash dividend payable to stockholders of record as of immediately prior to the closing of the TASC transaction, including holders of all outstanding restricted stock units (RSUs) and performance shares upon vesting, in the amount of $207 million, or $11.434 per share.

(2)	On January 31, 2014, we completed the acquisition of DRC for $207 million in cash. We borrowed $190 million to finance the DRC acquisition.

(3)	The years ended December 31, 2015, 2012 and 2011 include a non-cash goodwill impairment charge of $292 million, $426 million and $77 million, respectively.

(4)	For the periods prior to the Spin-Off, basic and diluted earnings per share were calculated using 16.1 million shares of our common stock that were distributed to L-3 shareholders on July 17, 2012.

(5)
On July 17, 2012, we borrowed $335 million under our then existing credit facility that provided for total aggregate borrowings of $400 million under a $335 million senior secured term loan facility and a $65 million senior secured revolving credit facility (the 2012 Credit Facility) to pay a cash dividend to L-3 in the amount of $335 million.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our results of operations and financial condition together with the audited historical Consolidated Financial Statements, and the notes thereto included in this Annual Report on Form 10-K (Annual Report) as well as the discussion in the section of this Annual Report titled “Business.” This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this Annual Report titled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.” The financial information discussed below and included in this Annual Report may not necessarily reflect what our financial condition, results of operations or cash flow would have been had we been a stand-alone company during the periods presented or what our financial condition, results of operations and cash flows may be in the future.
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
Through our subsidiaries and their predecessors Engility has provided mission-critical services to the U.S. Government for over six decades. Our primary customers include the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Agency for International Development (USAID), U.S. Department of State (DoS), Federal Aviation Administration (FAA), U.S. Department of Homeland Security (DHS), U.S. Department of Veterans Affairs, and allied foreign governments. With our recent acquisition of TASC on February 26, 2015, we have further diversified our portfolio to add leading positions with U.S. national security and public safety customers, including, the National Geospatial-Intelligence Agency (NGA), Defense Intelligence Agency (DIA), and other intelligence agencies, and space agencies such as the National Reconnaissance Office (NRO), National Aeronautical and Space Administration (NASA) and Air Force. The transaction also enhanced our market position with our existing DHS, Defense Threat Reduction Agency (DTRA), FAA and Missile Defense Agency (MDA) customers. We attribute the strength of our customer relationships to our singular focus on services, our strengths in program planning and management, superior past performance, and the experience of our people and their commitment to our customers’ missions.
Executive Summary
Our revenue is spread over a diverse mix of activities and services with no single program accounting for more than 10% of our revenue for the years ended December 31, 2015, 2014, and 2013.  Revenue for the year ended December 31, 2015 was $2,086 million, an increase of $719 million compared to the year ended December 31, 2014. This increase was primarily the result of our acquisition of TASC in February 2015, which was a primary driver of $560 million in increased intelligence-related contract revenue, $128 million in increased federal civilian-related contract revenue and $46 million in increased DoD-related revenue, partially offset by a $15 million decrease in other contract revenue.
Selling, general and administrative expenses for the year ended December 31, 2015 were $203 million, an increase of $88 million compared with the year ended December 31, 2014. The increase in selling, general and administrative expenses, including as a percentage of revenue, primarily resulted from the addition of TASC to our financial results, as well as $79 million of acquisition and integration-related expenses and amortization expense related to our acquisitions of TASC and DRC for the year ended December 31, 2015 as compared to $24 million for similar expenses related to DRC for the year ended December 31, 2014.
Operating loss for the year ended December 31, 2015 was $189 million, a decrease of $272 million compared with the year ended December 31, 2014. The decrease in operating income was primarily due to a $292 million goodwill impairment charge recorded during the fourth quarter of 2015, lower revenue on legacy Engility work and higher acquisition and integration-related costs noted above, partially offset by the addition of TASC, which contributed $55 million of operating income.
Economic Opportunities, Challenges, and Risks
We generate substantially all of our revenue from contracts with the U.S. government. For the year ended December 31, 2015, $889 million or 42.6% of our total revenue were from contracts with the DoD. This compared to $843 million, or 61.6%, for the year ended December 31, 2014. Revenue increased primarily as a result of the acquisition of TASC, partially offset by legacy contracts that have come to their natural end and new business wins have not been sufficient to replace the legacy revenue.
The U.S. government services market continues to face significant uncertainty in terms of budgets, funding, changing mission priorities, and political and legislative challenges, which has adversely impacted spending by both our DoD and Federal agency customers. This has increased substantially the competitive pressures in our industry, as the overall market for U.S. government services continues to decline. Trends in the U.S. government contracting process, including a shift towards multiple-award contracts (in which certain contractors are preapproved using IDIQ and General Services Administration contract vehicles) and awarding contracts on a low price, technically acceptable basis, have also increased competition for U.S. government contracts. In response to these pressures, we continue to take steps to reduce indirect labor and other costs in our business. We have also increased our focus on our business development efforts to win new business, as evidenced by our increased bid and proposal expenditures in 2015 and 2014.
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
TASC Acquisition
On February 26, 2015, we completed the acquisition of TASC, a leading professional services provider to the national security and public safety markets, in an all-stock transaction. For additional information concerning the TASC and DRC acquisitions, see Note 3 to the accompanying Consolidated Financial Statements, which is incorporated herein by reference.
Key Performance Indicators
Funded Backlog

	December 31,
	2015	2014
	(in millions)
Funded backlog	$784	$602
Funded Orders and Book-to-Bill

	Year Ended December 31,
	2015		2014		2013
	(in millions)
Funded orders	$1,959		$1,254		$1,153
Book-to-Bill on a funded basis	0.9	x	0.9	x	0.8	x
We define funded orders as orders received during the current period less orders that have been canceled or reduced. This term could also be defined as “net orders.” We define orders as the value of contract awards received for which funds have been appropriated. Our book-to-bill ratio is calculated as funded orders divided by revenue.
Days Sales Outstanding
Days sales outstanding (DSO) as of December 31, 2015 was 56 days as compared to 74 days as of December 31, 2014. DSO decreased primarily due to the inclusion of DSO for TASC, which has traditionally been lower than that of the legacy Engility business. DSO is calculated as net receivables less advance payments and billings in excess of costs incurred, divided by daily revenue (total revenue for the quarter divided by 90 days).

Prime Contractor Revenue

	Year Ended December 31,
	2015	2014	2013
Prime	82.0%	76.6%	69.0%
Subcontractor	18.0	23.4	31.0
Total	100.0%	100.0%	100.0%
Revenue by Customer

	Year Ended December 31,
	2015	2014	2013
Department of Defense	42.6%	61.6%	70.4%
Federal Civilian	29.6	35.7	27.5
Intel	27.1	0.4	—
Other	0.7	2.3	2.1
Total	100.0%	100.0%	100.0%
Revenue by Contract Type

	Year Ended December 31,
	2015	2014	2013
Cost-plus	58.0%	47.0%	52.7%
Time-and-material	21.0	27.8	26.1
Fixed price	21.0	25.2	21.2
Total	100.0%	100.0%	100.0%
The significant changes in revenue percentages for contract type, prime contractor, and customer for year ended December 31, 2015 as compared to the year ended December 31, 2014 are primarily a result of the TASC acquisition.
Results of Operations — Years ended December 31, 2015, 2014 and 2013
The following information should be read in conjunction with our audited Consolidated Financial Statements included herein.
2015 Compared with 2014
The tables below provide selected financial data for Engility for the years ended December 31, 2015 compared with 2014.

	Year Ended December 31,
	2015		2014		Dollar Change	Percentage Change
	(in thousands, except percentages)
Total revenue	$2,085,623	100.0%	$1,367,091	100.0%	$718,532	52.6%
Revenue: For the year ended December 31, 2015, revenue was $2,086 million, which included $907 million of revenue from TASC for the period from February 26, 2015 to December 31, 2015, compared to $1,367 million for the year ended December 31, 2014. In total, revenue increased $719 million, or 52.6%, compared to the year ended December 31, 2014. This increase was primarily the result of our acquisition of TASC in February 2015, which was a primary driver of $560 million in increased intelligence-related contract revenue, $128 million in increased federal civilian-related contract revenue and $46 million in increased DoD-related revenue, partially offset by a $15 million decrease in other contract revenue. Legacy Engility business decreased $188 million primarily driven by a decrease in DoD-related revenues of $203 million, of which $62 million was related to the drawdown in Afghanistan.
Intelligence-related contract revenue primarily consisted of $557 million of TASC-related revenue from the date of the TASC acquisition to December 31, 2015. The increase in federal civilian-related revenue was driven primarily by TASC-related revenue of $91 million from the date of the TASC acquisition to December 31, 2015 and a $37 million increase in legacy Engility federal civilian-related revenue for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in DoD-related revenues was primarily the result of $249 million in DoD-related revenue from TASC, partially offset by (i) $62 million related to the drawdown in Afghanistan and (ii) a decline of $141 million in legacy Engility DoD-related revenue for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Legacy

Engility Afghanistan-related revenue was $59 million for the year ended December 31, 2015 as compared to $121 million for the year ended December 31, 2014. Other revenue reflects $10 million of other TASC-related revenue from the date of the TASC acquisition to December 31, 2015, offset in part by a decline of $25 million in Engility-related other revenue for the year ended December 31, 2015. We expect that this shift towards Federal civilian and non-defense-related contract revenue will continue as a result of our acquisition of TASC.

	Year Ended December 31,
	2015		2014		Dollar Change	Percentage Change
	(in thousands, except percentages)
Cost of revenue	$1,779,709	85.3%	$1,169,281	85.5%	$610,428	52.2%
Cost of revenue: Total cost of revenue was $1,780 million for the year ended December 31, 2015, an increase of 52.2%, compared to $1,169 million for the year ended December 31, 2014. The increase in cost of revenue was driven by an increase in revenue of $719 million, or 52.6%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. Cost of revenue as a percentage of total revenue decreased to 85.3% for the year ended December 31, 2015 compared to 85.5% for the year ended December 31, 2014. This decrease result from the inclusion of the TASC results which has a higher contract profit rate, partially offset by the lower revenue volume on legacy Engility business and a $7 million reserve related to a dispute with a foreign government customer, which were recorded for the year ended December 31, 2015, compared to the year ended December 31, 2014.

	Year Ended December 31,
	2015		2014		Dollar Change	Percentage Change
	(in thousands, except percentages)
Selling, general and administrative expenses	$203,262	9.7%	$114,890	8.4%	$88,372	76.9%
Selling, general and administrative expenses: For the year ended December 31, 2015, selling, general and administrative expenses were $203 million, compared to $115 million for the year ended December 31, 2014. Selling, general and administrative expenses as a percentage of revenue increased to 9.7% for the year ended December 31, 2015, compared to 8.4% for the year ended December 31, 2014. The increase in selling, general and administrative expenses, including as a percentage of revenue, primarily resulted from expenses related to the addition of TASC to our financial results from the date of the TASC acquisition to December 31, 2015, as well as $79 million of acquisition, integration and amortization expense related to our acquisitions of TASC and DRC for the year ended December 31, 2015, partially offset by a $6 million reversal of foreign non-income tax liability, as compared to $24 million for similar expenses related to DRC for the year ended December 31, 2014, partially offset by synergies achieved in the restructuring related to the TASC and DRC acquisitions.

	Year Ended December 31,
	2015		2014		Dollar Change	Percentage Change
	(in thousands, except percentages)
Goodwill impairment	$292,100	14.0%	$—	—%	$292,100	NM
NM = Not meaningful.
Goodwill impairment: For the year ended December 31, 2015, we recorded a goodwill impairment charge of $292 million due to the decline in the estimated fair value in four of the reporting units. The decline in the estimated fair value was primarily due to the continued impact from legacy contracts that are ending, reduced in-theater work, new business that did not materialize in the fourth quarter of 2015 and a corresponding reduction in estimated future cash flows. For additional information concerning the goodwill impairment, see Note 5 to the accompanying Consolidated Financial Statements.

	Year Ended December 31,
	2015		2014		Dollar Change	Percentage Change
	(in thousands, except percentages)
Operating income (loss)	$(189,448)	(9.1)%	$82,920	6.1%	$(272,368)	(328.5)%
Operating income (loss) and operating margin: Operating loss for the year ended December 31, 2015 was $189 million compared to operating income of $83 million for the year ended December 31, 2014. The decrease in operating income was primarily due to the goodwill impairment charge recorded during the fourth quarter of 2015, lower revenue on legacy Engility work and higher acquisition and integration-related costs noted above, partially offset by the addition of TASC, which contributed $55 million of operating income. These additional costs primarily decreased the operating margin to (9.1)% for the year ended December 31, 2015, compared to 6.1% for the year ended December 31, 2014.

	Year Ended December 31,
	2015		2014		Dollar Change	Percentage Change
	(in thousands, except percentages)
Interest expense, net	$110,143	5.3%	$12,799	0.9%	$97,344	760.6%
Interest expense: During the year ended December 31, 2015, net interest expense was $110 million compared with $13 million in net interest expense for the year ended December 31, 2014. In connection with our entry into the TASC Incremental Facilities (as defined in Note 11 to the accompanying Consolidated Financial Statements) on February 26, 2015, we expensed $5 million of deferred debt issuance costs associated with the 2013 Credit Facility (as defined in Note 11 to the accompanying Consolidated Financial Statements). Furthermore, we expensed debt issuance costs of approximately $1 million that did not qualify for deferral. The increase in interest expense was primarily due to an increase in interest rates and loan balances resulting from the TASC acquisition and the expense of the previously capitalized bank fees described above.
During the year ended December 31, 2015, we had a weighted average outstanding loan balance of $1,077 million, which accrued interest at a weighted average borrowing rate of approximately 8.2%.
During the year ended December 31, 2014, we had a weighted average outstanding loan balance of $342 million, which accrued interest at a weighted average borrowing rate of approximately 2.9%.

	Year Ended December 31,
	2015		2014		Dollar Change	Percentage Change
	(in thousands, except percentages)
Income (loss) before income taxes	$(298,306)	(14.3)%	$70,647	5.2%	$(368,953)	NM
Provision (benefit) for income taxes	(68,067)	(3.3)%	30,637	2.2%	(98,704)	NM
Net income (loss)	$(230,239)	(11.0)%	$40,010	2.9%	$(270,249)	(675.5)%

Effective tax rate	22.8%	43.4%
NM = Not meaningful.
Effective income tax rate: The effective income tax rate, which includes the effects of discrete items, for the year ended December 31, 2015 was 22.8%, compared to 43.4% for the year ended December 31, 2014. The decrease in the effective tax rate was primarily due to the goodwill impairment charge and income from our joint venture, as a percentage of total earnings, and a liability reversal for uncertain tax positions relating to a 2010 and 2011 IRS income tax audit settlement for the year ended December 31, 2015, as compared to the year ended December 31, 2014.

	Year Ended December 31,
	2015		2014		Dollar Change	Percentage Change
	(in thousands, except percentages)
Net income (loss)	$(230,239)	(11.0)%	$40,010	2.9%	$(270,249)	(675.5)%
Less: Net income attributable to non-controlling interest	5,113	0.2%	4,587	0.3%	526	11.5%
Net income (loss) attributable to Engility	$(235,352)	(11.3)%	$35,423	2.6%	$(270,775)	(764.4)%
Net income (loss) attributable to Engility: Net loss attributable to Engility was approximately $235 million for the year ended December 31, 2015 compared to net income attributable to Engility of approximately $35 million for the year ended December 31, 2014. The decrease of approximately $271 million in net income attributable to Engility during the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to the goodwill impairment charge recorded during the fourth quarter of 2015, increased interest expense and increased expenses related to our acquisition of TASC, offset in part by the reduced provision for income taxes.

2014 Compared with 2013
The tables below provide selected financial data for Engility for the years ended December 31, 2014 compared with 2013.

	Year Ended December 31,
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
For the year ended December 31, 2014, revenue related to Afghanistan was $121 million as compared to $225 million for the year ended December 31, 2013. We expect revenue related to Afghanistan to continue to decline as the U.S. military continues to drawdown forces in Afghanistan. The decrease in DoD-related revenue has been offset in part by an increase in Federal civilian and non-defense-related contract revenue, resulting from our acquisition of DRC.

	Year Ended December 31,
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

	Year Ended December 31,
	2014		2013		Dollar Change	Percentage Change
	(in thousands, except percentages)
Selling, general and administrative expenses	$114,890	8.4%	$84,635	6.0%	$30,255	35.7%
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

	Year Ended December 31,
	2014		2013		Dollar Change	Percentage Change
	(in thousands, except percentages)
Operating income (loss)	$82,920	6.1%	$108,156	7.7%	$(25,236)	(23.3)%
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

	Year Ended December 31,
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

	Year Ended December 31,
	2014		2013		Dollar Change	Percentage Change
	(in thousands, except percentages)
Income before income taxes	$70,647	5.2%	$87,301	6.2%	$(16,654)	(19.1)%
Provision for income taxes	30,637	2.2%	32,584	2.3%	(1,947)	(6.0)%
Income from continuing operations	$40,010	2.9%	$54,717	3.9%	$(14,707)	(26.9)%

Effective tax rate	43.4%	37.3%
Effective income tax rate: The effective income tax rate for the year ended December 31, 2014 was 43.4%, compared to 37.3% for the year ended December 31, 2013 including discrete items. The increase in income tax rate was primarily the result of the non-deductible portion of the TASC and DRC transaction costs that were incurred and recorded during the year ended December 31, 2014.

	Year Ended December 31,
	2014		2013		Dollar Change	Percentage Change
	(in thousands, except percentages)
Net income	$40,010	2.9%	$54,717	3.9%	$(14,707)	(26.9)%
Less: Net income attributable to non-controlling interest	4,587	0.3%	5,190	0.4%	(603)	(11.6)%
Net income attributable to Engility	$35,423	2.6%	$49,527	3.5%	$(14,104)	(28.5)%
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
Quarterly Financial Data

2015	First Quarter (1)	Second Quarter	Third Quarter	Fourth Quarter (2)	Total Year
(in thousands, except per share data)
Total revenue	$402,647	$575,495	$570,459	$537,022	$2,085,623
Operating income (loss)	303	37,824	34,499	(262,074)	(189,448)
Net income (loss) attributable to Engility	(13,367)	13,096	3,650	(238,731)	(235,352)
Earnings (loss) per share attributable to Engility - Basic	(0.55)	0.36	0.10	(6.53)	(7.02)
Earnings (loss) per share attributable to Engility - Diluted	(0.55)	0.35	0.10	(6.53)	(7.02)

2014	First Quarter (1)	Second Quarter	Third Quarter	Fourth Quarter	Total Year
(in thousands, except per share data)
Total revenue	$338,824	$363,690	$345,061	$319,516	$1,367,091
Operating income	19,685	23,112	26,767	13,356	82,920
Net income attributable to Engility	8,871	10,905	13,161	2,486	35,423
Earnings per share attributable to Engility - Basic	0.52	0.64	0.77	0.14	2.07
Earnings per share attributable to Engility - Diluted	0.50	0.61	0.73	0.14	1.97

(1)
The results for the first quarter of 2015 and 2014 include the financial results from the TASC and DRC acquisitions for the periods subsequent to the date of the acquisitions of February 26, 2015 and January 31, 2014, respectively.

(2)	The results for the fourth quarter of 2015 include a non-cash goodwill impairment charge of $292 million.
Liquidity and Capital Resources
Liquidity
Our primary cash needs are for debt service, working capital, and strategic investments or acquisitions. Under our 2015 Credit Facility (as defined in Note 11 to the accompanying Consolidated Financial Statements), our required payments include principal of $2 million per quarter and estimated quarterly interest of approximately $27 million. We currently believe that our cash from operations, together with our cash on hand and available borrowings under the 2015 Credit Facility are adequate to fund our operating needs for at least the next twelve months. As of December 31, 2015, our availability under the revolving portion of the 2015 Credit Facility was $112 million, net of outstanding letters of credit.
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
The total amount of our accounts receivable can vary significantly over time, but is generally very sensitive to recent revenue levels. Total accounts receivable typically range from 52 to 62 DSO, calculated on trailing three months of revenue. Our DSO, net of advance payments, was 56 and 74 as of December 31, 2015 and 2014, respectively. DSO decreased primarily due to the inclusion of DSO for TASC, which has traditionally been lower than that of the legacy Engility business.
The following table represents cash flows for the periods indicated.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$48,418	$102,359	$150,840
Net cash provided by (used in) investing activities	5,868	(212,686)	(3,336)
Net cash (used in) provided by financing activities	(31,387)	88,447	(145,522)
Net change in cash and cash equivalents, end of period	22,899	(21,880)	1,982
Cash provided by Operating Activities
We generated $48 million of cash from operating activities during the year ended December 31, 2015 compared with $102 million during the year ended December 31, 2014. For the year ended December 31, 2015, net income and non-cash items added $109 million to operating activities as compared to $70 million for the year ended December 31, 2014. Net working capital changes for the year ended December 31, 2015 decreased cash from operations by $68 million as compared to an increase of $32 million for the year ended December 31, 2014. This included approximately $66 million of acquisition and integration-related payments for our acquisition of TASC to include transaction costs, restructuring severance, and the settlement of share based payment awards including certain liabilities assumed at the date of the acquisition.
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
Cash provided by (used in) Investing Activities
During the year ended December 31, 2015, cash received in the acquisition of TASC was $25 million, compared to cash used in the acquisition of DRC of $207 million for the year ended December 31, 2014. During the fiscal years ended December 31, 2015, 2014, and 2013, we used $20 million, $5 million, and $3 million, respectively, of cash for capital expenditures. The expenditures in 2015 reflect the addition of TASC coupled with one-time additions resulting from the consolidation of facilities and business systems arising out of the acquisition of TASC.
Cash (used in) provided by Financing Activities
Net cash used in financing activities for the year ended December 31, 2015 was $31 million. During 2015, we borrowed $585 million in connection with the TASC acquisition, paid $42 million in debt issuance costs and used $362 million in net repayments on our debt. In conjunction with the acquisition of TASC, a portion of the 2015 borrowings was used to pay a special cash dividend to stockholders of record in the amount of $204 million for the year ended December 31, 2015.
Net cash provided by financing activities for the year ended December 31, 2014 was $88 million. During 2014, we borrowed $190 million to purchase DRC and we used $96 million in net repayments on our debt.
Net cash used in financing activities for the year ended December 31, 2013 was $146 million and was primarily attributable to $138 million in net repayments on our debt.
2015 Credit Facility
For a summary of the terms of the 2015 Credit Facility, see Note 11 to the accompanying Consolidated Financial Statements.
We currently do not have an outstanding balance on our revolving line of credit and our availability under the revolving portion of the 2015 Credit Facility was $112 million as of December 31, 2015, net of outstanding letters of credit.
The table below summarizes our net debt and available liquidity as of December 31, 2015 and 2014.

	December 31, 2015	December 31, 2014	Change in Net Debt
	(in thousands)
Net Debt
Term loan balance	$1,159,725	$258,750	$900,975
Revolver loan balance	—	34,500	(34,500)
Cash	(30,022)	(7,123)	(22,899)
Net debt	$1,129,703	$286,127	$843,576
Available Liquidity
Cash	$30,022	$7,123	$22,899
Revolver loan availability	111,653	160,546	(48,893)
Total available liquidity	$141,675	$167,669	$(25,994)
We currently depend on cash on hand and cash flows from operations to make scheduled debt payments. The annualized principal and cash interest payments on our debt is approximately $116 million, and we currently have approximately $30 million in cash on hand. We expect to be able to meet the estimated principal and interest payments on our debt through a combination of cash on hand and expected cash flows from operations. For the foreseeable future, we expect to use a significant portion of our free cash flow to service our debt obligation.

Contractual Obligations
The table below presents our estimated total contractual obligations at December 31, 2015, including the amounts expected to be paid or settled for each of the periods indicated below.

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Long-term debt obligations (1)	$1,661,118	$115,540	$221,962	$904,816	$418,800
Non-cancellable operating leases (2)	146,829	32,973	42,056	26,959	44,841
Purchase obligations (3)	53,765	46,519	6,784	462	—
Total (4)	$1,861,712	$195,032	$270,802	$932,237	$463,641

(1)
Represents term loan and outstanding borrowing under our revolving line of credit and $501 million of expected interest payments. Interest expense was estimated using an assumed interest rate of 9.47%.

(2)	Represents future minimum base rent payments under non-cancellable operating leases with initial terms in excess of one year.

(3)
Includes estimated obligation to transfer funds under legally enforceable agreements for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Excludes purchase orders for services or products to be delivered pursuant to U.S. government contracts in which we have full recourse under normal contract termination clauses.

(4)
Excludes all income tax obligations, a portion of which represents unrecognized tax benefits in connection with uncertain tax positions taken, or expected to be taken on our income tax returns as of December 31, 2015 since we cannot determine the time period of future tax consequences. For additional information regarding income taxes, see Note 7 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements
At December 31, 2015, we had no significant off-balance sheet arrangements other than $3 million of outstanding letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers. These letters of credit may be drawn upon in the event of Engility’s nonperformance.
Quantitative and Qualitative Disclosures About Market Risk
See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” for a discussion of our market risk, which is incorporated herein by reference.
Legal Proceedings and Contingencies
We are engaged in providing services under contracts with the U.S. government and, to a lesser degree, under foreign government contracts, some of which are funded by the U.S. government. All such contracts, and our operations generally, are subject to extensive legal and regulatory requirements, and, periodically, agencies of the U.S. government investigate whether such contracts and operations were and are being conducted in accordance with these requirements. Under U.S. government procurement regulations, an indictment by a Federal grand jury, or an administrative finding against us as to our present responsibility to be a U.S. government contractor or subcontractor, could result in the suspension for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. A conviction, or an administrative finding that satisfies the requisite level of seriousness, could result in debarment from contracting with the U.S. government for a specified term.
We are also subject to investigations, litigation, proceedings, claims or assessments and various contingent liabilities incidental to our businesses. Furthermore, in connection with certain business acquisitions, we have assumed some or all claims against, and liabilities of, such acquired businesses, including both asserted and unasserted claims and liabilities. For a description of our legal proceedings and contingencies, see “Item 3. Legal Proceedings” as well as Note 9 to the Consolidated Financial Statements, both of which are incorporated by reference.
Critical Accounting Policies
Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates using assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and cost of revenue during the reporting period. The most significant of these estimates relate to the recoverability, useful lives and valuation of identifiable intangible assets and goodwill, income taxes and contingencies.

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
The financial impact resulting from the accounting change was immaterial to our financial statements for the fiscal year ended December 31, 2015 as well as prior periods, which have not been retrospectively adjusted.
Revenue Recognition: Substantially all of our revenue is derived from services provided to the U.S. government and its agencies, primarily by our consulting staff and, to a lesser extent, subcontractors. We generate revenue from the following types of contractual arrangements: cost-reimbursable-plus-fee contracts, time-and-materials contracts, and fixed-price contracts.
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
Contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, developing total revenue and cost at completion estimates require the use of significant judgment. For the fiscal year ended December 31, 2015, the recognized amounts related to changes in estimates at completion represented a net increase to revenue and profit of $10 million, of which $5 million was directly related to favorable performance on award fee contracts. Prior to January 1, 2015, the Company’s accounting policy was to record revenue and profit in accordance with ASC 605-10-S99 whereby award fees were recognized only when awarded by the customer. Contract costs include direct labor and billable expenses, an allocation of allowable indirect costs, and warranty obligations. Billable expenses are comprised of subcontracting costs and other direct costs that often include, but are not limited to, travel-related costs and telecommunications charges. We recognize revenue and billable expenses from these transactions on a gross basis. Assumptions regarding the length of time to complete the contract also include expected increases in wages and prices for materials. Estimates of total contract revenue and costs are monitored during the term of the contract and are subject to revision as the contract progresses. Anticipated losses on contracts are recognized in the period they are deemed probable and can be reasonably estimated. Anticipated contract losses recorded during the fiscal year ended December 31, 2015 were $2 million. Prior to January 1, 2015, the Company’s accounting policy was to record losses under contracts in accordance with ASC 605-10-S99 whereby losses were recorded over the contract life.
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

Included in unbilled receivables, a component of receivables, net, are certain restructuring costs related to the performance of our U.S. government contracts which are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are expensed outside of our indirect rates and recognized as revenue for the portion we expect to be recoverable in our rates. At December 31, 2015 and 2014, these costs were approximately $11 million and $0 million, respectively. These costs are allocated to contracts when they are paid or otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued expensing of these costs, the profitability of our remaining contracts could be adversely affected.
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
We review goodwill for impairment annually as of November 30 and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a two-step process for each reporting unit. Upon our realignment according to customer accounts that occurred on January 1, 2015, the Company allocated the goodwill to each of the seven reporting units using a relative fair value allocation approach. Upon our acquisition of TASC in February 2015, the Company allocated the goodwill to each of our seven reporting units using a relative fair value allocation approach. For both allocations relative fair value was determined based on each reporting unit’s expected contribution to the Company’s 2015 projected earnings before interest and taxes (EBIT). The Company does not aggregate any reporting units when evaluating goodwill for impairment.
The first step in the process is to identify any potential impairment by comparing the carrying value of a reporting unit including goodwill and its fair value. We use a hybrid method valuation approach to determine the fair value of the reporting units which includes (1) the Income Approach (also referred to as a discounted cash flow or DCF), which is dependent upon estimates for future revenue, operating income, depreciation and amortization, income tax payments, working capital changes, and capital expenditures, as well as, expected long-term growth rates for cash flows; and (2) the Guideline Public Company Method, which uses valuation metrics from similar publicly traded companies (i.e., small-to-mid-cap providers of services to the U.S. Federal and local governments). Both of these approaches are affected by economic conditions related to the U.S. defense industry, as well as, conditions in the U.S. capital markets. We evaluate the reasonableness of the fair value calculations of our reporting units by comparing the total of the fair values of all of our reporting units to our total market capitalization, taking into consideration an appropriate control premium. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit.
The fair value measurement was calculated using unobservable inputs to the discounted cash flow method, which are classified as Level 3 within the fair value hierarchy under U.S. GAAP. The key assumptions we used to estimate the fair values of the reporting units are:

•	Discount rates;

•	Compounded annual revenue growth rates;

•	Average operating margins;

•	Terminal value capitalization rate (capitalization rate); and

•	Guideline Public Company Method valuations.
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
We evaluate the reasonableness of the fair value calculations of our reporting units by reconciling the total of the fair values of all of our reporting units to our total market capitalization as of our impairment test date, taking into account an appropriate control premium. The determination of a control premium requires the use of judgment and is based upon control premiums observed in comparable market transactions.
Inherent in our development of the present value of future cash flow projections are assumptions and estimates derived from a review of our expected revenue growth rates, profit margins, business plans, cost of capital and tax rates. We also make assumptions about future market conditions, market prices, interest rates, and changes in business strategies. Changes in our assumptions or estimates could materially affect the determination of the fair value of a reporting unit and, therefore, could eliminate the excess of fair value over the carrying value of a reporting unit entirely and, in some cases, could result in impairment. Such changes in assumptions could be caused by a loss of one or more significant contracts, reductions in government and/or private industry spending, or a decline in the demand of our services due to changing economic conditions. Given the contractual nature of our business, if we are unable to win or renew contracts; are unable to estimate and control our contract costs; fail to perform adequately to our clients’ expectations; fail to procure third-party subcontractors, or fail to secure adequate funding for our projects, our profits, revenue and growth over the long-term would decline and such a decline could significantly affect the fair value assessment of the reporting units and cause our goodwill to become impaired.
To determine fair value as of November 30, 2015 and 2014, we used the Income Approach and Guideline Public Company Method weighted 50% and 50%, respectively. The two methods returned value indications that were supportive of one another and corroborative of the value conclusion.
Goodwill Impairment Measurement
During the year ended December 31, 2015, we recorded a goodwill impairment charge of $292 million due to the decline in the estimated fair value in four of the reporting units. The decline in the estimated fair value was primarily due to the continued impact from legacy contracts that are ending, reduced in-theater work, new business that did not materialize in the fourth quarter of 2015 and a corresponding reduction in estimated future cash flows. No goodwill impairment charge was recorded for the year ended December 31, 2014. During the year ended December 31, 2015 and 2014, we acquired TASC and DRC which added $741 million and $167 million, respectively, to our balance of goodwill.
The more significant assumptions used in our DCF valuation to determine the fair value of the reporting units in connection with the goodwill valuation assessment at November 30, 2015 and 2014 were: (1) detailed five-year cash flow projections for the reporting units, which are based primarily on our estimates of future revenue, operating income and cash flows, (2) an expected long-term growth rate for the reporting units, which reflects the expected long-term growth rate for the U.S. economy and respective areas of the U.S. defense industry in which the reporting units operate and (3) risk adjusted discount rates, which represents the estimated weighted-average cost of capital (WACC) for the reporting units and includes the estimated risk-free rate of return that is used to discount future cash flow projections to their present values.
The reporting units WACC was comprised of: (1) an estimated required rate of return on equity based on publicly traded companies with business and economic risk characteristics comparable to the reporting units (Market Participants) and (2) an after-tax rate of return on Market Participants’ debt, each weighted by the relative percentages of Market Participants’ equity and debt. The WACC is based on a number of market inputs that are outside of our control and are updated annually to reflect changes to such market inputs as of the date of our annual goodwill impairment assessments, including changes to: (1) the estimated required rate of return on equity based on historical returns on common stock securities of Market Participants and the Standard & Poor’s 500 Index (referred to as beta), (2) the risk free rate of return based on the prevailing market yield on the 20-year U.S. Treasury bond, (3) the Moody’s 20 year Baa rate, and (4) the relative percentages of Market Participants’ equity and debt.
We consider several factors consistently to determine expected future annual cash flows for the reporting units, including historical multi-year average cash flow trends and the expected future cash flow growth rates primarily based on our estimates of future revenue, operating income, and working capital changes. Furthermore, the majority of the reporting units is dependent primarily upon the DoD budget and spending. We closely monitor changes in these factors and their impact on the expected cash flow of the reporting units.
Our DCF valuation is dependent upon several assumptions and is subject to uncertainties due to uncontrollable events, including future DoD budgets, U.S. government spending priorities for services and general economic conditions. A change in any one or combination of the assumptions used in our DCF valuation could negatively impact the fair value, resulting in additional goodwill impairments.
For the November 30, 2015 and 2014 goodwill impairment tests the long-term growth rate developed by management for purposes of our goodwill impairment analysis was 3% for both periods, and the WACC used was 10% for both periods. The long term growth rate was evaluated considering the discrete projection period and long-term industry and economic factors. For the November 30, 2015 goodwill impairment test, the fair value for the remaining three reporting units exceeded their carrying value by 24% compared to 27% for November 30, 2014 which included a single reporting unit. No individual reporting unit has less than 10% excess of fair value over carrying value.

For the November 30, 2015 goodwill impairment test, a hypothetical 1% decrease in the long-term growth rate and increase in the WACC would decrease the fair value of the remaining three reporting units under the DCF valuation by approximately $111 million and $141 million, respectively.
The amount of goodwill at each of our reporting units at December 31, 2015 is shown in the following table (in thousands):

Army	$156,150
Navy and Air Force	86,093
Federal Civilian	164,740
Space	288,594
National Intelligence	260,129
International	37,566
Products	99,906
$1,093,178
Identifiable Intangible Assets: As part of the accounting for our business acquisitions, identifiable intangible assets are recognized as assets if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged. The most significant identifiable intangible asset that is recognized separately for our business acquisitions is customer contractual relationships. All of our customer relationships are established through written customer contracts. The fair value for customer contractual relationships is determined, as of the date of the acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows arising from the follow-on revenue on contract renewals expected from the customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and revenue, less a contributory assets charge, all of which is discounted to present value. Identifiable intangible assets are: (1) tested for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and (2) amortized over their estimated useful lives as the economic benefits are consumed, ranging from 1 to 20 years. We evaluate the carrying amount and the remaining useful lives of identifiable intangible assets on a quarterly basis at the asset group level. To the extent events or changes in circumstances indicate the carrying amount of these assets may not be recoverable, we test recoverability based on our projection of the undiscounted future operating cash flows of the related asset group. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to fair value. No impairment charges related to identifiable intangible assets were recorded in the three years ending December 31, 2015.
To evaluate the reasonableness of the useful lives of the identifiable intangible assets on a quarterly basis, the Company considers whether there have been any significant changes to the nature of the customer contractual relationships, including customers served by Engility, contract types and nature of work performed, subsequent to the date the intangibles were acquired.
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
Income Taxes: We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We record valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances. We also recognize liabilities for uncertain tax positions when it is more likely than not that a tax position will not be sustained upon ultimate settlement with a taxing authority. If a tax position does not meet the “more-likely-than-not” recognition threshold, despite our belief that our filing position is supportable, the benefit of that tax position is not recognized. At December 31, 2015, we had long-term net deferred tax assets of $235 million. Deferred income taxes are determined separately for each of our tax-paying entities in each tax jurisdiction. In assessing the need for a valuation allowance, we considered all available positive and negative evidence, including the future reversal of existing temporary timing differences

(deferred tax liabilities), taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. Positive evidence considered in connection with evaluating whether a valuation allowance is required includes the historic ability to utilize deferred tax assets before they expire, as well as its detailed forecasts projecting the complete realization of all federal deferred tax assets before expiration. In order to realize the deferred tax assets, the Company needs to generate approximately $460 million of pre-tax income over the next 14 years. The Company believes this level of pre-tax income will be achievable. If management determines that a deferred tax asset is not “more likely than not” to be realized, a valuation allowance will be recorded through the income tax provision to reduce the deferred tax asset to an appropriate level in that period.
On the basis of this evaluation, as of December 31, 2015, management has determined it is more likely than not a portion of state deferred tax assets, capital loss carryforwards, charitable donations, and foreign tax credits will not be realized and has recorded a $1 million valuation allowance against them. A change in the ability of our operations to continue to generate future taxable income could affect our ability to realize the future tax deductions underlying our deferred tax assets, and require us to provide a valuation allowance against our deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.
Pension and Defined Benefit Plan Obligations: Accounting and reporting for our pension and defined benefit plans requires the use of assumptions, including the discount rate and expected rate of return on assets. These assumptions are used by our independent actuary to determine the value of our pension and defined benefit plan obligations and allocate this cost to the service periods. The actuarial assumptions used to calculate pension and defined benefit plan costs are determined and reviewed annually by management after consulting with outside investment advisors and actuaries.
The discount rate represents the estimated rate at which we could effectively settle our pension benefit obligations. In order to estimate this rate for 2015 future expected cash flows of the plan were matched against the Towers Watson RATE:Link yield curve to produce a single discount rate. As of December 31, 2015, the DRC pension plan's measurement date, the weighted average discount rate used to determine the benefit obligations and the net periodic benefit costs was 4.17% and 3.94%, respectively. The weighted average discount rate used to determine the benefit obligations and the net periodic benefit cost for the TASC defined benefit plan was 3.44% and 3.05%, respectively. A hypothetical decrease of 1% in the discount rate would not result in a material increase in annual pension and defined benefit plan expense.
The assumed expected rate of return on plan assets, which is the average return expected on the funds invested or to be invested to provide future benefits to pension plan participants, is determined by an annual review of historical long-term asset returns and consultation with outside investment advisors. The weighted average expected rate of return for the DRC pension plan at December 31, 2015 was 8.00%. A hypothetical decrease of 1% in the expected rate of return would have resulted in an increase in annual pension expense by approximately $1 million. The TASC defined benefit plan is unfunded and contributions are made equal to the amount of benefit payments made to plan participants.
If assumptions differ materially from actual results in the future, our obligations under the pension plans could also differ materially, potentially requiring us to record an additional pension liability and record additional pension costs. An actuarial valuation of the pension plans are performed each year. The results of these actuarial valuations are reflected in the accounting for the pension plans upon determination. As of December 31, 2015, we have a total pension and defined benefit liability of $47 million recorded as a non-current liability which represented the underfunded benefit obligation.
Liabilities for Pending and Threatened Litigation: We are subject to litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to our business or assumed in connection with certain business acquisitions. In accordance with the accounting standards for contingencies, we accrue a charge for a loss contingency when we believe it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If the loss is within a range of specified amounts, the most likely amount is accrued, and if no amount within the range represents a better estimate we accrue the minimum amount in the range. Generally, we record the loss contingency at the amount we expect to pay to resolve the contingency and the amount is generally not discounted to the present value. Amounts recoverable under insurance contracts are recorded as assets when recovery is deemed probable. Contingencies that might result in a gain are not recognized until realizable. Changes to the amount of the estimated loss, or resolution of one or more contingencies could have a material impact on our results of operations, financial position and cash flows. For a description of our legal proceedings and contingencies, see “Item 3. Legal Proceedings” as well as Note 9 to the Consolidated Financial Statements.
New Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for a listing of new accounting pronouncements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk relates to changes in interest rates for borrowings under the 2015 Credit Facility. A hypothetical 1% increase in interest rates would have increased our interest expense by approximately $11 million for the year ended December 31, 2015 and likewise decreased our income and cash flows.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Engility Holdings, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Engility Holdings, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting existed as of that date related to the evaluation of income tax benefit in interim periods with losses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred income taxes in 2015.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded TASC from its assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a purchase business combination during 2015. We have also excluded TASC from our audit of internal control over financial reporting. TASC is a wholly-owned subsidiary whose total assets and total revenues represent 9% and 43%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 7, 2016

ENGILITY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$30,022	$7,123
Receivables, net	381,760	286,403
Prepaid income taxes	5,003	296
Other current assets	24,655	27,488
Total current assets	441,440	321,310
Property, plant and equipment, net	44,120	19,839
Goodwill	1,093,178	644,554
Identifiable intangible assets, net	436,627	123,549
Deferred tax assets	235,397	4,793
Other assets	24,207	8,591
Total assets	$2,274,969	$1,122,636
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$8,447	$13,750
Accounts payable, trade	54,345	49,121
Accrued employment costs	81,711	47,824
Accrued expenses	82,765	71,582
Advance payments and billings in excess of costs incurred	49,205	22,300
Deferred income taxes, current and income taxes liabilities	695	9,810
Other current liabilities	36,293	21,098
Total current liabilities	313,461	235,485
Long-term debt	1,115,025	279,500
Income tax liabilities	68,000	79,713
Other liabilities	72,350	51,185
Total liabilities	1,568,836	645,883
Commitments and contingencies (see Note 9)
Equity:
Preferred stock, par value $0.01 per share, 25,000 shares authorized, none issued or outstanding as of December 31, 2015 or 2014	—	—
Common stock, par value $0.01 per share, 175,000 shares authorized, 36,735 and 17,592 shares issued and outstanding as of December 31, 2015 and 2014, respectively	368	176
Additional paid in capital	1,231,584	770,764
Accumulated deficit	(530,895)	(295,543)
Accumulated other comprehensive loss	(7,229)	(9,018)
Non-controlling interest	12,305	10,374
Total equity	706,133	476,753
Total liabilities and equity	$2,274,969	$1,122,636
See notes to Consolidated Financial Statements

ENGILITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue	$2,085,623	$1,367,091	$1,407,372
Costs and expenses
Cost of revenue	1,779,709	1,169,281	1,214,581
Selling, general and administrative expenses	203,262	114,890	84,635
Goodwill impairment charge	292,100	—	—
Total costs and expenses	2,275,071	1,284,171	1,299,216
Operating income (loss)	(189,448)	82,920	108,156
Interest expense, net	110,143	12,799	21,648
Other income, net	1,285	526	793
Income (loss) before income taxes	(298,306)	70,647	87,301
Provision (benefit) for income taxes	(68,067)	30,637	32,584
Net income (loss)	(230,239)	40,010	54,717
Less: Net income attributable to non-controlling interest	5,113	4,587	5,190
Net income (loss) attributable to Engility	$(235,352)	$35,423	$49,527

Earnings (loss) per share attributable to Engility
Basic	$(7.02)	$2.07	$2.94
Diluted	$(7.02)	$1.97	$2.81

Weighted average number of shares outstanding
Basic	33,536	17,100	16,873
Diluted	33,536	18,018	17,653
See notes to Consolidated Financial Statements

ENGILITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$(230,239)	$40,010	$54,717
Other comprehensive income, net of tax:
Pension liability adjustment, net of tax expense (benefit) of $531 and $(5,782) for the year ended December 31, 2015 and 2014, respectively	469	(9,018)	—
Less: reclassification adjustment for costs realized in net income, net of tax benefit of $123	(108)	—	—
Net pension liability adjustment	361	(9,018)	—
Unrealized gain on derivative instruments, net of tax expense of $2,250	3,526	—	—
Less: reclassification adjustment for costs realized in net income, net of tax benefit of $1,339	(2,098)	—	—
Net unrealized gain on derivative instruments	1,428	—	—
Other comprehensive income (loss)	1,789	(9,018)	—
Comprehensive income (loss)	(228,450)	30,992	54,717
Less: Net income attributable to non-controlling interest	5,113	4,587	5,190
Comprehensive income (loss) attributable to Engility	$(233,563)	$26,405	$49,527
See notes to Consolidated Financial Statements

ENGILITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2013	16,703	$168	$755,638	$(380,438)	$—	$12,943	$388,311
Net income attributable to Engility	—	—	—	49,527	—	—	49,527
Conversion of prior parent company investment to additional paid-in capital	—	—	(2,934)	—	—	—	(2,934)
Share-based compensation	479	3	8,691	—	—	—	8,694
Proceeds from share-based payment arrangements	56	1	936	—	—	—	937
Payment of employee withholding taxes on restricted stock units	—	—	(1,106)	—	—	—	(1,106)
Net income attributable to non-controlling member	—	—	—	—	—	5,190	5,190
Distribution to non-controlling interest member	—	—	—	—	—	(5,359)	(5,359)
Other	—	$—	$(106)	$—	$—	$—	$(106)
Balance at December 31, 2013	17,238	$172	$761,119	$(330,911)	$—	$12,774	$443,154
Net income attributable to Engility	—	—	—	35,423	—	—	35,423
Other comprehensive loss, net	—	—	—	—	(9,018)	—	(9,018)
Share-based compensation	272	3	8,830	—	—	—	8,833
Proceeds from share-based payment arrangements	82	1	1,479	—	—	—	1,480
Payment of employee withholding taxes on restricted stock units	—	—	(2,371)	—	—	—	(2,371)
Excess tax deduction from share-based payment arrangements	—	—	1,707	—	—	—	1,707
Net income attributable to non-controlling member	—	—	—	—	—	4,587	4,587
Distribution to non-controlling interest member	—	—	—	—	—	(6,987)	(6,987)
Other	—	—	—	(55)	—	—	(55)
Balance at December 31, 2014	17,592	$176	$770,764	$(295,543)	$(9,018)	$10,374	$476,753
Net loss attributable to Engility	—	—	—	(235,352)	—	—	(235,352)
Other comprehensive income, net	—	—	—	—	1,789	—	1,789
Shares issued for acquisition	18,938	189	662,936	—	—	—	663,125
Option price adjustment	—	—	228	—	—	—	228
Transaction costs	—	—	(2,590)	—	—	—	(2,590)
Dividends paid or accrued, net of forfeitures	—	—	(206,839)	—	—	—	(206,839)
Share-based compensation	186	3	9,297	—	—	—	9,300
Proceeds from share-based payment arrangements	19	—	279	—	—	—	279
Payment of employee withholding taxes on restricted stock units	—	—	(8,021)	—	—	—	(8,021)
Excess tax deduction from share-based payment arrangements	—	—	5,530	—	—	—	5,530
Net income attributable to non-controlling member	—	—	—	—	—	5,113	5,113
Distribution to non-controlling interest member	—	—	—	—	—	(3,182)	(3,182)
Balance at December 31, 2015	36,735	$368	$1,231,584	$(530,895)	$(7,229)	$12,305	$706,133
See notes to Consolidated Financial Statements

ENGILITY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income (loss)	$(230,239)	$40,010	$54,717
Goodwill impairment charge	292,100	—	—
Share-based compensation	9,297	8,830	8,691
Depreciation and amortization	58,435	20,953	12,106
Loss on disposal of property, plant and equipment	3,413	—	—
Bad debt expense	7,346	—	—
Amortization of bank debt fees	13,339	1,634	6,264
Deferred income tax benefit	(37,487)	(1,355)	(1,377)
Changes in operating assets and liabilities, excluding acquired amounts:
Receivables	46,338	43,115	79,964
Other current assets	26,553	4,611	7,590
Accounts payable, trade	(33,570)	5,399	11,425
Accrued employment costs	(58,467)	(18,603)	(13,696)
Accrued expenses	(22,204)	3,004	(13,614)
Advance payments and billings in excess of costs incurred	8,901	2,904	(8,443)
Other liabilities	(35,337)	(8,143)	7,213
Net cash provided by operating activities	48,418	102,359	150,840
Investing activities:
Purchase of business, net of cash acquired	25,478	(207,250)	—
Capital expenditures	(19,610)	(5,436)	(3,336)
Net cash provided by (used in) investing activities	5,868	(212,686)	(3,336)
Financing activities:
Gross borrowings from issuance of long-term debt	585,000	75,000	200,000
Repayments of long-term debt	(403,674)	(13,750)	(337,500)
Gross borrowings from revolving credit facility	157,000	482,500	196,000
Repayments of revolving credit facility	(115,000)	(448,000)	(196,000)
Debt issuance costs	(42,425)	(1,131)	(2,493)
Equity issuance costs	(2,590)	—	—
Proceeds from share-based payment arrangements	279	1,479	936
Excess tax deduction on share-based payment arrangements	5,530	1,707	—
Payment of employee withholding taxes on share-based compensation	(8,021)	(2,371)	(1,106)
Dividends paid	(204,304)	—	—
Distributions to non-controlling interest member	(3,182)	(6,987)	(5,359)
Net cash (used in) provided by financing activities	(31,387)	88,447	(145,522)
Net increase (decrease) in cash and cash equivalents	22,899	(21,880)	1,982
Cash and cash equivalents, beginning of the year	7,123	29,003	27,021
Cash and cash equivalents, end of the year	$30,022	$7,123	$29,003
Non-cash investing activity:
Fair value of equity consideration paid for acquisition	$663,125	$—	$—
Supplemental cash flow disclosure:
Cash paid for taxes	$4,866	$20,256	$31,503
Cash paid for interest	$134,487	$11,470	$14,623
See notes to Consolidated Financial Statements

ENGILITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share data or where specified)

1. Basis of Presentation
Description of Business: Engility Holdings, Inc. (Engility) has provided mission critical services to the U.S. government for over six decades. Engility serves among other federal agencies, the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Agency for International Development (USAID), U.S. Department of State (DoS), Federal Aviation Administration (FAA) and Department of Homeland Security (DHS). With Engility's acquisition of TASC, Inc. (TASC) on February 26, 2015, Engility further diversified its portfolio to add leading positions with U.S. national security, public safety and space-related agencies. These agencies include the National Geospatial-Intelligence Agency (NGA), Defense Intelligence Agency (DIA), National Reconnaissance Office (NRO), National Aeronautical and Space Administration (NASA), and U.S. Air Force. The acquisition of TASC also enhanced Engility's market position with DHS, Defense Threat Reduction Agency (DTRA), FAA, and Missile Defense Agency (MDA).
As used herein, the terms “Engility,” the “Company,” “we,” “us” or “our” refers to (i) Engility and its subsidiaries, for all periods prior to the closing of the TASC acquisition, and (ii) New Engility and its subsidiaries, for all periods following the TASC acquisition. The TASC acquisition was effected through a new holding company named New East Holdings, Inc. (New Engility). As a result of the business combination, New Engility succeeded to and continues to operate, directly or indirectly, the existing business of Engility and, indirectly, acquired the existing business of TASC. As of December 31, 2015, we employed approximately 9,800 individuals globally and operated in over 50 countries. We are led by a seasoned executive team, which is composed of industry, U.S. military and government veterans.
We offer a broad range of services, including specialized technical consulting, program and business support, engineering and technology lifecycle support, information technology modernization and sustainment, supply chain services and logistics management and training and education to the U.S. government worldwide.
Engility has no operations other than owning 100% of the membership interest of TASC Parent LLC, a Delaware limited liability company (“Holdings”), and the consolidated financial statements of Engility and its consolidated subsidiaries are identical in all respects to the consolidated financial statements of Holdings and its consolidated subsidiaries.
On July 17, 2012, L-3 Communications Holdings, Inc. completed the spin-off of Engility Holdings, Inc. from L-3. We retained the systems engineering and technical assistance, training and operational support services businesses that were previously part of L-3’s Government Services segment. Unless the context indicates otherwise, (i) references to Engility, the Company, we, us or our refer to Engility Holdings, Inc. and its subsidiaries and (ii) references to L-3 refer to L-3 Communications Holdings and its subsidiaries.
Summary of Significant Accounting Policies
Principles of Consolidation and Combination and Basis of Presentation: The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and reflect the financial position, results of operations and cash flows of Engility as a separate stand-alone entity.
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. On January 31, 2014 and February 26, 2015, we completed the acquisitions of Dynamics Research Corporation (DRC) and TASC, respectively, which are more fully described in Note 3 to the accompanying Consolidated Financial Statements. These transactions were recorded using the purchase method of accounting; accordingly, DRC's and TASC's financial results are included in the Consolidated Financial Statements for the periods subsequent to the acquisition.
Non-controlling Interest: Engility holds a 50.1% majority interest in Forfeiture Support Associates J.V. (FSA). The results of operations of FSA are included in Engility’s Consolidated Statements of Operations. The non-controlling interest reported on the Consolidated Balance Sheets represents the portion of FSA’s equity that is attributable to the non-controlling interest.
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

ENGILITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share data or where specified)

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
The financial impact resulting from the accounting change was immaterial to our financial statements for the fiscal year ended December 31, 2015 as well as prior periods, which have not been retrospectively adjusted.
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
Contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, developing total revenue and cost at completion estimates require the use of significant judgment. For the fiscal year ended December 31, 2015, the recognized amounts related to changes in estimates at completion represented a net increase to revenue and profit of $10 million, of which $5 million was directly related to favorable performance on award fee contracts. Prior to January 1, 2015, the Company’s accounting policy was to record revenue and profit in accordance with ASC 605-10-S99 whereby award fees were recognized only when awarded by the customer. Contract costs include direct labor and billable expenses, an allocation of allowable indirect costs, and warranty obligations. Billable expenses are comprised of subcontracting costs and other direct costs that often include, but are not limited to, travel-related costs and telecommunications charges. We recognize revenue and billable expenses from these transactions on a gross basis. Assumptions regarding the length of time to complete the contract also include expected increases in wages and prices for materials. Estimates of total contract revenue and costs are monitored during the term of the contract and are subject to revision as the contract progresses. Anticipated losses on contracts are recognized in the period they are deemed probable and can be reasonably estimated. Anticipated contract losses recorded during the fiscal year ended December 31, 2015 were $2 million. Prior to January 1, 2015, the Company’s accounting policy was to record losses under contracts in accordance with ASC 605-10-S99 whereby losses were recorded over the contract life.
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
Included in unbilled receivables, a component of receivables, net, are certain restructuring costs related to the performance of our U.S. Government contracts which are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are expensed outside of our indirect rates and recognized as revenue for the portion we expect to be recoverable in our rates. At December 31, 2015 and 2014, these costs were approximately $11 million and $0 million, respectively. These costs are allocated to contracts when they are paid or otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of

ENGILITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share data or where specified)

future contract activity. If the level of backlog in the future does not support the continued expensing of these costs, the profitability of our remaining contracts could be adversely affected.
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
Share-Based Compensation: Certain key employees of Engility participate in share-based compensation plans. We follow the fair value based method of accounting for share-based employee compensation, which requires us to expense all share-based employee compensation. We issue performance shares, restricted stock units (RSUs) and non-qualified stock options under our existing plans to employees of the Company. Compensation expense is recognized for the entire award, net of estimated forfeitures, on a straight line basis over the requisite service period, which is generally three years, based on the grant date fair value.
Income Taxes: We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We record valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances. We also recognize liabilities for uncertain tax positions when it is more likely than not that a tax position will not be sustained upon ultimate settlement with a taxing authority. If a tax position does not meet the “more-likely-than-not” recognition threshold, despite our belief that our filing position is supportable, the benefit of that tax position is not recognized. At December 31, 2015, we had long-term net deferred tax assets of $235 million. Deferred income taxes are determined separately for each of our tax-paying entities in each tax jurisdiction.
In assessing the need for a valuation allowance, we considered all available positive and negative evidence, including the future reversal of existing temporary timing differences (deferred tax liabilities), taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. Positive evidence considered in connection with evaluating whether a valuation allowance is required includes the historic ability to utilize deferred tax assets before they expire, as well as its detailed forecasts projecting the complete realization of all federal deferred tax assets before expiration. In order to realize the deferred tax assets, the Company needs to generate approximately $460 million of pre-tax income over the next 14 years. The Company believes this level of pre-tax income will be achievable. If management determines that a deferred tax asset is not “more likely than not” to be realized, a valuation allowance will be recorded through the income tax provision to reduce the deferred tax asset to an appropriate level in that period.
On the basis of this evaluation, as of December 31, 2015, management has determined it is more likely than not a portion of state deferred tax assets, capital loss carryforwards, charitable donations, and foreign tax credits will not be realized and has recorded a $1 million valuation allowance against them. A change in the ability of our operations to continue to generate future taxable income could affect our ability to realize the future tax deductions underlying our deferred tax assets, and require us to provide a valuation allowance against our deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.
Cash and Cash Equivalents: Cash and cash equivalents represent cash that is directly attributable to the Company. Cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase.
Property, Plant and Equipment: Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by applying the straight-line method to the estimated useful lives of the related assets. Useful lives for buildings are 30 years. Useful lives for leasehold improvements range from 5 to 23 years and useful lives for machinery, equipment, furniture and fixtures range from 3 to 10 years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. When property or equipment is retired or otherwise disposed of, the net

ENGILITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share data or where specified)

book value of the asset is removed from our balance sheet and the net gain or loss is included in the determination of operating income. Maintenance and repairs are charged to expense as incurred.
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
The carrying value of goodwill is not amortized, but is tested for impairment annually as of November 30 as well as whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a two-step process for each reporting unit. A reporting unit is an operating segment, as defined by the segment reporting accounting standards, or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed by operating segment management. Upon our realignment according to customer accounts that occurred on January 1, 2015, the Company allocated the goodwill to each of the seven reporting units using a relative fair value allocation approach. Upon our acquisition of TASC in February 2015, the Company allocated the goodwill to each of our seven reporting units using a relative fair value allocation approach. For both allocations relative fair value was determined based on each reporting unit’s expected contribution to the Company’s 2015 projected earnings before interest and taxes (EBIT). The Company does not aggregate any reporting units when evaluating goodwill for impairment.
The first step in the process is to identify any potential impairment by comparing the carrying value of a reporting unit including goodwill and its fair value. We determine the fair value of the reporting units using a discounted cash flow valuation approach. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting units.
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
Identifiable intangible assets include customer contractual relationships, contractual backlog and technology. The initial measurement of these intangible assets is based on their fair values. The most significant identifiable intangible asset that is separately recognized for our business acquisitions is customer contractual relationships. All of our customer relationships are established through written customer contracts (revenue arrangements). The fair value for customer contractual relationships is determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows (including cash flows for working capital) arising from the follow-on revenue on contract (revenue arrangement) renewals expected from the customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and revenue, less a contributory assets charge, all of which is discounted to present value.
Identifiable intangible assets are: (1) tested for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and (2) amortized over their estimated useful lives as the economic benefits are consumed, ranging from 1 to 20 years. We evaluate the carrying amount and the remaining useful lives of identifiable intangible assets on a quarterly basis at the asset group level. To the extent events or changes in circumstances indicate the carrying amount of these assets may not be recoverable, we test recoverability based on our projection of the undiscounted future operating cash flows of the related asset group. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to

ENGILITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share data or where specified)

reduce the carrying amount to fair value. No impairment charges related to identifiable intangible assets were recorded in the three years ending December 31, 2015.
To evaluate the reasonableness of the useful lives of the identifiable intangible assets on a quarterly basis, the Company considers whether there have been any significant changes to the nature of the customer contractual relationships, including customers served by Engility, contract types and nature of work performed, subsequent to the date the intangibles were acquired.
Pension and Defined Benefit Plans: The Company measures plan assets and benefit obligations as of the date of its fiscal year end.  Accounting and reporting for the Company's pension and defined benefit plans requires the use of assumptions, including but not limited to, a discount rate and an expected return on assets. These assumptions are reviewed at least annually based on reviews of current plan information and consultation with the Company's independent actuary and the plans’ investment advisor. If these assumptions differ materially from actual results, the Company's obligations under the pension and defined benefit plans could also differ materially, potentially requiring the Company to record an additional liability. The Company's pension and defined benefit plan liabilities are developed from actuarial valuations, which are performed each year.
Derivative Instruments: The Company recognizes derivative instruments as either an asset or liability measured at its fair value. For derivative instruments that have been formally designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative instruments are recorded in accumulated other comprehensive income (loss). Amounts in accumulated other comprehensive income (loss) are reclassified into earnings when interest expense on the underlying borrowings is recognized.
The Company has entered into multiple interest rate swap contracts which reduce the exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt payments. These interest rate contracts are designated as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported in accumulated other comprehensive income (loss) and would be subsequently reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gain or loss of a cash flow hedge would be reported in earnings. The Company does not have any derivatives outstanding that are not designated as hedges.
Fair Value Measurements: The Company utilizes fair value measurement guidance prescribed by U.S. GAAP to value its financial instruments. The guidance includes a definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
The carrying values of cash and cash equivalents, contract receivables and accounts payable approximate fair value because of the short-term nature of these instruments. The carrying value of the term loan excluding original issue discount approximated fair value at December 31, 2015. The fair value of the term loan is based on quotes from a nationally recognized fixed income trading platform and is considered to be a Level 2 input, measured under U.S. GAAP hierarchy.
Accounts Payable: Accounts payable for both periods as of December 31, 2015 and 2014 includes $26 million of checks outstanding.
Earnings per Share: Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS reflect the weighted-average effect of all potentially dilutive securities outstanding during the periods. Diluted EPS include the incremental effect of the employee stock purchase plan, restricted stock units, and stock options calculated using the treasury stock method. For the years ended December 31, 2015, 2014, and 2013, 570 shares, 0 shares and 9 shares, respectively, of common stock were not included in diluted EPS due to their anti-dilutive effects.

ENGILITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share data or where specified)

The following table sets forth the reconciliation of the weighted average shares outstanding and calculation of EPS:

	Year Ended December 31,
	2015	2014	2013
Net income (loss) attributable to Engility	$(235,352)	$35,423	$49,527

Weighted average number of shares outstanding - Basic	33,536	17,100	16,873
Dilutive effect of share-based compensation outstanding after application of the treasury stock method	—	918	780
Weighted average number of shares outstanding - Diluted	33,536	18,018	17,653

Earnings (loss) per share attributable to Engility
Basic	$(7.02)	$2.07	$2.94
Diluted	$(7.02)	$1.97	$2.81

2.	New Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in ASU 2015-17 eliminates the current requirement for organizations to present net deferred tax liabilities and assets for each jurisdiction as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all net deferred tax assets and liabilities as noncurrent. The amendments in this ASU are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company elected to prospectively adopt the accounting standard in the beginning of our fourth quarter of fiscal 2015. The adoption of this guidance did not have a significant impact on our consolidated financial statements. Prior periods in our Consolidated Financial Statements were not retrospectively adjusted.
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments (Topic 805). ASU 2015-16 requires an acquirer in a business combination to recognize provisional amounts when measurements were incomplete as of the end of a reporting period as an adjustment in the reporting period in which the provisional amount is determined. Prior to this standard, the acquirer was required to adjust such provisional amounts by restating prior period financial statements. ASU 2015-16 is effective for the annual period ending December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. We elected to adopt the accounting standard in the beginning of our fourth quarter of fiscal 2015. The adoption of this guidance did not have a significant impact on our consolidated financial statements.
In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest:  Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which addresses line-of-credit arrangements that were omitted from ASU 2015-03.  This Update states that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing those costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. We do not believe the adoption of this guidance will have a significant impact on our consolidated financial statements.
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

ENGILITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share data or where specified)

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use when accounting for revenue arising from contracts with customers and supersedes all current revenue recognition guidance, including industry-specific guidance. In July 2015, the FASB deferred the effective date of the updated by one year. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017; early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. We are currently evaluating the effect that implementation of this update will have on our consolidated financial position and results of operations upon adoption.

3.	Business Acquisitions
TASC Acquisition
On February 26, 2015, we completed the acquisition of TASC, a leading professional services provider to the national security and public safety markets, in an all-stock transaction. We acquired TASC to further diversify our portfolio to add leading positions with U.S. national security and public safety agency customers, including, the NGA, DIA and other intelligence community agencies. We also added space-related agency customers such as the NRO, NASA and U.S. Air Force. The acquisition of TASC also enhanced our market position with DHS, DTRA, FAA, and MDA. TASC had approximately 4,000 employees located throughout the United States as of February 26, 2015.
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
As a result of the acquisition of TASC, former TASC stockholders now hold approximately 51% of our shares of common stock outstanding as of February 29, 2016.
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
In connection with the acquisition, we issued 18,937,765 shares of Engility common stock on February 26, 2015 valued at approximately $663 million, and we assumed debt with an estimated fair value of $623 million. Engility declared a special cash dividend payable to stockholders of record as of immediately prior to the closing of the TASC transaction (the Cash Dividend), including holders of all outstanding RSUs and performance shares upon vesting, in the amount of $207 million, or $11.434 per share. For holders of unvested RSUs and performance shares, the Cash Dividend accrued on such grants and will be delivered to the holders upon the vesting of such grants. In connection with the acquisition, Engility has paid $204 million pursuant to the Cash Dividend to stockholders and holders of vested RSUs and options. The remaining Cash Dividend balance will be paid to

ENGILITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share data or where specified)

holders upon the vesting of their outstanding RSUs and performance shares.
We accounted for the acquisition of TASC as a business combination under ASC 805 with Engility as the accounting acquirer. We determined Engility was the accounting acquirer in accordance with ASC 805-10-25-5 as Engility gained control of TASC upon completion of the merger. To make this determination we considered factors as indicated in ASC 805-10-55, including which entity issued equity interests to effect the combination, board of director composition, stockholder ownership, voting control, restrictions on stockholder voting rights, anticipated management positions and the relative size of the two companies. Engility issued its equity to effect the combination, which is usually done by the acquirer. The board of directors immediately following the acquisition was comprised of eleven individuals, seven of whom were the Engility directors and the remaining four of whom were designated by Birch Partners, LP (Birch), the holder of approximately 99% of the outstanding common stock of TASC Parent Corporation prior to the acquisition. While the stockholders of TASC Parent Corporation own approximately 52% of the combined company common stock following the closing of the transaction, Birch executed, at the closing of the transaction, a stockholders agreement agreeing to vote (i) until it no longer has any director nomination rights, with respect to the election of directors, all of its shares in the same manner as, and in the same proportion to, all shares as voted by Engility stockholders (excluding the votes of Birch), other than with respect to its four director nominees; and (ii) with respect to all other proposals, all of its shares in excess of 30% of the total voting power of all issued and outstanding shares of the combined company (between 21% and 21.5% initially) in the same manner as, and in the same proportion to, all shares as voted by Engility stockholders (excluding the votes of Birch). Thus, with respect to proposals other than the election of directors, Birch only controls and is able to independently vote an aggregate of 30% of the outstanding shares of the combined company. Birch is not be able to transfer ownership for years one through three following the closing of the transaction and is limited in years four through six. Following the acquisition, the combined Engility company was led by Engility’s legacy President and Chief Executive Officer, Anthony Smeraglinolo, and John Hynes, TASC’s former President and Chief Executive Officer, became the Chief Operating Officer of the combined company, reporting to Mr. Smeraglinolo. Another consideration was the relative size of the two companies. Engility had greater revenue, total assets, earnings before interest, taxes, depreciation, and amortization (EBITDA), pre-tax income and employees. All of the above mentioned factors have led us to conclude that Engility was the accounting acquirer.

ENGILITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share data or where specified)

The final allocation of purchase price is as follows:

Number of Engility shares issued		18,937,765
Share price on February 26, 2015	$46.45
Dividend payable to Engility stockholders	11.434
Value of Engility shares issued to TASC stockholders		$35.016
Equity consideration			$663,125

Cash			$25,478
Receivables			149,041
Prepaid and deferred income taxes, current			26,015
Other current assets			26,286
Property, plant and equipment			15,835
Deferred tax assets			175,180
Other assets			5,096
Current portion of long-term debt			(4,097)
Accounts payable, trade			(34,503)
Accrued employment costs			(92,396)
Accrued expenses			(33,387)
Advance payments and billings in excess of costs incurred			(18,004)
Deferred income taxes, current and income taxes payable			(248)
Other current liabilities			(32,522)
Long-term debt			(619,227)
Other long-term liabilities			(24,446)
Identifiable intangible assets			358,300
Goodwill			740,724
			$663,125
The goodwill arising from the TASC acquisition consists largely of the specialized nature of the workforce as well as the synergies and economies of scale expected from combining the operations of Engility and TASC and their respective subsidiaries. The goodwill arising from the TASC acquisition is not tax deductible.
The valuation of the identified intangible assets acquired is summarized below:

	Useful Life (years)
Customer contractual relationships	15	$333,600
Contractual backlog	1	17,700
Technology	15	7,000
Total intangible assets		$358,300
From the date of acquisition, February 26, 2015, through December 31, 2015, TASC generated $907 million of revenue and operating income of $55 million. During the year ended December 31, 2015, 2014 and 2013, we incurred acquisition and integration-related costs including amortization expense for both the TASC and DRC acquisitions of $81 million, $24 million and $1 million, respectively, which are primarily reflected in selling, general and administrative expenses.
In the fourth quarter the company recorded an out of period charge of $3 million to revenue to correct an error related to certain acquired contract estimates.  The adjustment is not material to the current period or any previously issued financial statements.
DRC Acquisition
On January 31, 2014, we completed the acquisition of DRC pursuant to a definitive agreement dated December 20, 2013. We paid $11.50 per share for DRC, for an aggregate purchase price of approximately $207 million in cash (including the

ENGILITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share data or where specified)

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
From the date of acquisition through December 31, 2014 , DRC generated $218 million of revenue and pre-tax net income of $9 million. DRC's pre-tax net income includes the impact of $6 million of amortization of customer contracts and customer relationships, as well as $8 million in expenses associated with severance and integration-related costs.
Pro forma Results
The following pro forma results of operations have been prepared as though the acquisition of TASC had occurred on January 1, 2014. These pro forma results include adjustments for (i) amortization expense for the estimated identifiable intangible assets in the preliminary allocation of purchase price, (ii) the removal of historical TASC amortization expense, (iii) adjustments to conform TASC policies to Engility's policies related to the timing and recognition of certain contract revenue and costs, (iv) the alignment of TASC’s financial calendar to that of Engility’s and (v) the removal of acquisition-related expenses incurred and recorded in each of TASC and Engility’s results of operations in the year ended December 31, 2015, and a related adjustment to record such costs in the year ended December 31, 2014.

ENGILITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share data or where specified)

The pro forma results of operations also include adjustments to reflect the acquisition of DRC as though the acquisition occurred on January 1, 2013. These pro forma results include adjustments for (i) amortization expense for the identifiable intangible assets in the final purchase price allocation, (ii) the removal of historical DRC amortization expense, and (iii) the removal of acquisition-related expenses incurred and recorded on each of DRC and Engility’s results of operations in the year ended December 31, 2014.
The following pro forma results do not purport to be indicative of the results of operations that would have been attained had the acquisitions been made as of January 1, 2015 and January 1, 2014 respectively, or of results of operations that may occur in the future.

	Year Ended December 31,
	2015	2014
Revenue	$2,239,577	$2,497,428
Operating (loss) income	(143,496)	76,495
4. Receivables
Our receivables principally relate to contracts with the U.S. government and prime contractors or subcontractors of the U.S. government. Revenue from the U.S. government under prime contracts and subcontracts, as compared to total revenue, was approximately 99%, 98%, and 98% for the years ended December 31, 2015, 2014 and 2013, respectively.
The components of contract receivables are presented in the table below.

	December 31,
	2015	2014
Billed receivables	$229,358	$115,500
Unbilled receivables	163,882	172,385
Allowance for doubtful accounts	(11,480)	(1,482)
Total receivables, net	$381,760	$286,403
Unbilled receivables principally consist of amounts to be billed within the next month, generally from cost-plus type contracts and time-and-material type contracts due to the timing of preparation of invoices to customers. Revenue recorded in excess of milestone billings on fixed-price type contracts consist of amounts not expected to be billed within the next month. Such amounts are converted to billed receivables when invoiced to customers according to contractual billing terms, which generally occur when performance milestones are completed. We believe that significantly all of the unbilled contract receivables at December 31, 2015 will be billed and collected within one year.
We do not believe that we have significant exposure to credit risk as accounts receivable and the related unbilled amounts are due primarily from the U.S. government. The Company has credit risk with respect to non-government customers which comprise approximately 9% of total receivables and has reserved for these balances accordingly. The allowance for doubtful accounts primarily represents our estimate for exposure to compliance, contractual issues and bad debts related to prime contractors and commercial customers.
The following table details the allowance for doubtful accounts:

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$1,482	$1,410	$4,054
Charged to expense	10,286	441	563
Deductions	(288)	(369)	(3,207)
Balance at end of year	$11,480	$1,482	$1,410
The increase in the allowance for doubtful accounts is primarily driven by a reserve booked related to a dispute with a foreign government customer.

ENGILITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share data or where specified)

5. Goodwill and Identifiable Intangible Assets
The changes in the carrying amounts of goodwill were as follows:

Balance as of January 1, 2014
Goodwill	$1,152,640
Accumulated impairment losses	(675,036)
477,604
DRC acquisition	166,950
Balance as of December 31, 2014
Goodwill	1,319,590
Accumulated impairment losses	(675,036)
644,554
TASC acquisition	740,724
Impairment charge	(292,100)
Balance as of December 31, 2015
Goodwill	2,060,314
Accumulated impairment losses	(967,136)
$1,093,178
Goodwill Impairment Review
We review goodwill for impairment annually as of November 30 and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a two-step process for each reporting unit. The first step in the process is to identify any potential impairment by comparing the carrying value of a reporting unit including goodwill and its fair value. We use a hybrid method valuation approach to determine the fair value of the reporting units which includes (1) the Income Approach (also referred to as a discounted cash flow or DCF), which is dependent upon estimates for future revenue, operating income, depreciation and amortization, income tax payments, working capital changes, and capital expenditures, as well as, expected long-term growth rates for cash flows; and (2) the Guideline Public Company Method, which uses valuation metrics from similar publicly traded companies (i.e., small-to-mid-cap providers of services to the U.S. Federal and local governments). Both of these approaches are affected by economic conditions related to the U.S. defense industry, as well as, conditions in the U.S. capital markets. We evaluate the reasonableness of the fair value calculations of our reporting units by comparing the total of the fair values of all of our reporting units to our total market capitalization, taking into consideration an appropriate control premium. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit.
The fair value measurement was calculated using unobservable inputs to the discounted cash flow method, which are classified as Level 3 within the fair value hierarchy under U.S. GAAP. The key assumptions we used to estimate the fair values of the reporting units are:

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
We evaluate the reasonableness of the fair value calculations of our reporting units by reconciling the total of the fair values of all of our reporting units to our total market capitalization as of our impairment test date, taking into account an

ENGILITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share data or where specified)

appropriate control premium. The determination of a control premium requires the use of judgment and is based upon control premiums observed in comparable market transactions.
Inherent in our development of the present value of future cash flow projections are assumptions and estimates derived from a review of our expected revenue growth rates, profit margins, business plans, cost of capital, and tax rates. We also make assumptions about future market conditions, market prices, interest rates, and changes in business strategies. Changes in our assumptions or estimates could materially affect the determination of the fair value of a reporting unit and, therefore, could eliminate the excess of fair value over the carrying value of a reporting unit entirely and, in some cases, could result in impairment. Such changes in assumptions could be caused by a loss of one or more significant contracts, reductions in government and/or private industry spending, or a decline in the demand of our services due to changing economic conditions. Given the contractual nature of our business, if we are unable to win or renew contracts; are unable to estimate and control our contract costs; fail to perform adequately to our clients’ expectations; fail to procure third-party subcontractors, or fail to secure adequate funding for our projects, our profits, revenue and growth over the long-term would decline and such a decline could significantly affect the fair value assessment of the reporting units and cause our goodwill to become impaired.
To determine fair value as of November 30, 2015 and 2014, we used the Income Approach and Guideline Public Company Method weighted 50% and 50%, respectively. The two methods returned value indications that were supportive of one another and corroborative of the value conclusion.
As of December 31, 2015, our chief executive and chief operating decision maker, Mr. Smeraglinolo only received and evaluated consolidated financial information in order to allocate resources and assess performance. As a result, we determined that we have a single operating and reportable segment and consequently do not aggregate any operating segments.
Goodwill Impairment Measurement
During the fourth quarter of 2015, we recorded a goodwill impairment charge of $292 million due to the decline in the estimated fair value in four of the reporting units. The decline in the estimated fair value was primarily due to the continued impact from legacy contracts that are ending, reduced in-theater work, new business that did not materialize in the fourth quarter of 2015 and a corresponding reduction in estimated future cash flows.
The more significant assumptions used in our DCF valuation to determine the fair value of the seven reporting units in connection with the goodwill valuation assessment at November 30, 2015 and 2014 were: (1) detailed three-year cash flow projections for the reporting units, which are based primarily on our estimates of future revenue, operating income and cash flows, (2) an expected long-term growth rate for the reporting units which reflects the expected long-term growth rate for the U.S. economy and respective areas of the U.S. defense industry in which the reporting units operate and (3) risk adjusted discount rates, which represents the estimated weighted-average cost of capital (WACC) for the reporting units and includes the estimated risk-free rate of return that is used to discount future cash flow projections to their present values.
The reporting units WACC was comprised of: (1) an estimated required rate of return on equity based on publicly traded companies with business and economic risk characteristics comparable to the reporting units (Market Participants) and (2) an after-tax rate of return on Market Participants’ debt, each weighted by the relative percentages of Market Participants’ equity and debt. The WACC is based on a number of market inputs that are outside of our control and are updated annually to reflect changes to such market inputs as of the date of our annual goodwill impairment assessments, including changes to: (1) the estimated required rate of return on equity based on historical returns on common stock securities of Market Participants and the Standard & Poor’s 500 Index (referred to as beta), (2) the risk free rate of return based on the prevailing market yield on the 20-year U.S. Treasury bond, (3) the Moody’s 20 year Baa rate, and (4) the relative percentages of Market Participants’ equity and debt.
We consistently consider several factors to determine expected future annual cash flows for the reporting units, including historical multi-year average cash flow trends and the expected future cash flow growth rates primarily based on our estimates of future revenue, operating income, and working capital changes. Furthermore, the majority of the revenue for these reporting units is primarily dependent upon the DoD budget and spending. We closely monitor changes in these factors and their impact on the expected cash flow of the reporting units.
Our DCF valuation is dependent upon several assumptions and is subject to uncertainties due to uncontrollable events, including future DoD budgets, U.S. government spending priorities for services and general economic conditions. A change in any one or a combination of the assumptions used in our DCF valuation could negatively impact the fair value, resulting in additional goodwill impairments.

ENGILITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share data or where specified)

For the November 30, 2015 and 2014 goodwill impairment tests the long-term growth rate developed by management for purposes of our goodwill impairment analysis was 3% for both periods, and the WACC used was 10% for both periods. The long term growth rate was evaluated considering the discrete projection period and long-term industry and economic factors. For the November 30, 2015 goodwill impairment test, the fair value for the remaining three reporting units exceeded their carrying value by 24% compared to 27% for November 30, 2014 which included a single reporting unit. No individual reporting unit has less than 10% excess of fair value over carrying value.
The amount of goodwill at each of our reporting units at December 31, 2015 is shown in the following table:

Army	$156,150
Navy and Air Force	86,093
Federal Civilian	164,740
Space	288,594
National Intelligence	260,129
International	37,566
Products	99,906
$1,093,178
Identifiable Intangible Assets
Information on our identifiable intangible assets that are subject to amortization is presented in the table below.

		December 31,
		2015			2014
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)
Customer contractual relationships	17	$554,330	$127,264	$427,066	$220,730	$97,523	$123,207
Contractual backlog	1	21,800	18,850	2,950	4,100	3,758	342
Technology	15	7,000	389	6,611	—	—	—
Total		$583,130	$146,503	$436,627	$224,830	$101,281	$123,549
Our recorded amortization expense for our identifiable intangible assets is presented in the table below.

	Year Ended December 31,
	2015	2014	2013
Amortization expense	$45,222	$14,856	$8,723
Based on gross carrying amounts at December 31, 2015, our estimate of amortization expense for identifiable intangible assets are presented in the table below.

	Year Ended December 31,
	2016	2017	2018	2019	2020
Amortization expense	$36,490	$33,002	$33,002	$33,003	$33,003

6. Property, Plant and Equipment
The components of property, plant and equipment are presented in the table below.

	December 31,
	2015	2014
Land	$2,200	$2,200
Buildings and improvements	5,536	5,652
Machinery, equipment, furniture and fixtures	44,719	27,900
Leasehold improvements	23,308	12,930
Gross property, plant and equipment	75,763	48,682
Accumulated depreciation and amortization	(31,643)	(28,843)
Property, plant and equipment, net	$44,120	$19,839
Our recorded depreciation expense for property, plant and equipment assets is presented in the table below.

	Year Ended December 31,
	2015	2014	2013
Depreciation expense	$13,213	$6,097	$3,382
7. Income Taxes
Income (loss) before income taxes is summarized in the table below.

	Year Ended December 31,
	2015	2014	2013
Domestic	$(298,644)	$70,267	$86,892
Foreign	338	380	409
Income (loss) before income taxes	$(298,306)	$70,647	$87,301
The components of our current and deferred portions of the provision for income taxes are presented in the table below.

	Year Ended December 31,
	2015	2014	2013
Current income tax provision (benefit):
Federal	$(29,632)	$22,111	$30,262
State and local	(1,569)	4,462	4,252
Foreign	727	(592)	2,156
Subtotal	(30,474)	25,981	36,670
Deferred income tax provision (benefit):
Federal	(31,830)	3,785	(3,475)
State and local	(5,718)	871	(611)
Foreign	(45)	—	—
Subtotal	(37,593)	4,656	(4,086)
Total provision (benefit) for income taxes	$(68,067)	$30,637	$32,584

ENGILITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share data or where specified)

A reconciliation of the statutory Federal income tax rate to our effective income tax rate is presented in the table below.

	Year Ended December 31,
	2015	2014	2013
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of Federal income tax benefit	1.7	4.9	2.8
Goodwill impairment charge	(18.0)	—	—
Minority interest	0.6	(2.3)	(2.1)
Non-deductible acquisition costs	(0.3)	3.7	0.2
Uncertain tax positions	3.9	2.6	0.2
Other, net	(0.1)	(0.5)	1.2
Effective income tax rate	22.8%	43.4%	37.3%
The significant components of our deferred tax assets and liabilities are presented in the table below.

	December 31,
	2015	2014
Deferred tax assets:
Compensation and benefits	$27,648	$15,660
Unrecognized tax benefits	35,840	37,695
Fixed assets	6,504	—
Deferred revenue	10,469	8,759
Reserves	17,235	9,409
Pension	18,316	11,011
Net operating losses	132,511	4,657
Other	24,538	8,931
Gross deferred tax assets	273,061	96,122
Deferred tax liabilities:
Goodwill and other intangible assets	15,562	59,363
Income recognition on contracts in process	15,717	35,549
Other	5,058	3,332
Gross deferred tax liabilities	36,337	98,244
Valuation allowance	(1,327)	—
Net deferred tax asset (liability)	$235,397	$(2,122)
The following table presents the classification of our net deferred tax asset and liability.

	December 31,
	2015	2014
Current net deferred tax liability	$—	$(6,928)
Non-current net deferred assets	235,397	4,806
Total net deferred tax asset (liability)	$235,397	$(2,122)
The valuation allowance on deferred tax assets of $1 million as of December 31, 2015 relates largely to capital loss carryforwards, charitable donations, U.S. foreign tax credits and certain state tax loss carryforwards.
The balance of unrecognized tax benefits, exclusive of interest and penalties, was $58 million, $68 million and $68 million at December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, 2014 and 2013, we had $10 million, $12 million and $10 million of interest accrued related to unrecognized tax benefits. It is expected that $10 million of unrecognized tax benefits at December 31, 2015 would affect earnings if recognized.

ENGILITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share data or where specified)

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding potential interest and penalties:

	Year Ended December 31,
	2015	2014	2013
Balance at January 1	$67,927	$67,559	$58,973
Additions/reductions for tax positions related to the current year	4,139	890	(123)
Additions/reductions for tax positions related to prior years	(11,542)	51	44,525
Decrease for settlement with tax authorities	—	—	(1,033)
Lapse of statute of limitations	(2,164)	(573)	(34,783)
Balance at December 31	$58,360	$67,927	$67,559
We and our subsidiaries filed income tax returns in various state and foreign jurisdictions. The Company has available at December 31, 2015, unused federal and state operating loss carry forwards of $342 million and $306 million, respectively, that may be applied against taxable income as shown below and that expire in the years as indicated in the table below.

Year of Expiration	Federal	State
2016-2028	$—	$8,818
2029-2031	109,493	83,212
2032-2034	187,519	158,385
2035	44,925	55,578
	$341,937	$305,993
In addition to the above table, we have approximately $1 million of foreign income tax credits that will expire in 2025.
The statutes of limitations for our U.S. Federal income tax returns remain open for the years 2012 and onward. The statute of limitations for the L-3’s U.S. Federal income tax return for the year ended December 31, 2012 remains open as of December 31, 2015. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. As of December 31, 2015, we anticipate that uncertain tax positions will decrease by approximately $4 million over the next 12 months due to potential resolutions of uncertain tax positions involving several jurisdictions and the closing of tax statutes. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.
In addition to the net operating losses in the above table, we had unrecorded equity tax deductions of approximately $1 million at December 31, 2015. This amount will be credited to additional paid-in capital when the tax deduction is realized on the income tax returns. We apply the with-and-without approach for the utilization of tax attributes.
As of December 31, 2015 and 2014, non-current income taxes payable included accrued potential interest of $10 million and $12 million, respectively. With respect to the interest related items, our income tax provision included an expense (benefit) of $(2) million, $2 million and $0 million for the years ended December 31, 2015, 2014, and 2013, respectively.
8. Share-Based Compensation
Share-based compensation expense is summarized in the table below.

	Year Ended December 31,
	2015	2014	2013
Share-based compensation	$9,297	$8,470	$7,726
Income taxes	(3,622)	(3,453)	(2,963)
Total after income taxes	$5,675	$5,017	$4,763
As of December 31, 2015, there was $7 million of total unrecognized compensation cost of unvested stock compensation arrangements. This cost is expected to be fully amortized over the next three years, with $4 million, $2 million, and $1 million, amortized during 2016, 2017 and 2018, respectively. These future costs include an estimated forfeiture rate. Our stock compensation costs may differ based on actual experience. The cost of stock compensation is included in the Consolidated Statements of Operations before, or in conjunction with, the vesting of options.

ENGILITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share data or where specified)

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
Long Term Performance Plan
Certain of our employees and directors participate in our Amended and Restated 2012 Long Term Performance Plan (the Amended 2012 LTPP), which includes awards originally granted under our 2012 Long Term Performance Plan and 2012 Directors Stock Incentive Plan.
Stock Options. The exercise price of Engility stock options granted under the Amended 2012 LTPP may not be less than the fair market value of Engility’s common stock on the date of grant. Options expire after 10 years from the date of grant and vest ratably over a three years period on the annual anniversary of the date of grant. All unvested options are subject to forfeiture upon termination of employment (subject to customary exceptions for death or disability). All of the stock option awards issued under the Amended 2012 LTPP are non-qualified stock options for U.S. income tax regulations.
The table below presents a summary of our stock option activity changes for the year ended December 31, 2015.

	Number of Options	Weighted- Average Exercise Price Per Share	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	43	$16.86	6.8	$1,109
Granted	—	—
Forfeited	—	—
Exercised	(19)	16.89		544
Outstanding and exercisable at December 31, 2015	24	$16.83	6.2	$769
Restricted Stock Units: During the year ended December 31, 2015, we granted 130,542 RSUs to certain of our employees, which vest over a term of three years from the grant date, 25% on the first anniversary of the grant date, 25% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. During the year ended December 31, 2015, we granted 27,185 RSUs to the independent directors with a grant date fair value of $28.75 per share. These RSUs vest after one year from the grant date. The employee and director RSUs may be settled in cash or stock upon vesting at the sole discretion of the Compensation Committee.

ENGILITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share data or where specified)

The table below presents a summary of our nonvested RSU awards as of December 31, 2015 and changes for the year then ended.

	Number of Units	Weighted- Average Grant Date Fair Value
Nonvested balance at December 31, 2014	606	$22.11
Granted	158	32.12
Forfeited	(8)	25.46
Vested	(581)	21.95
Nonvested balance at December 31, 2015	175	34.90
Director RSUs vested but not issued at December 31, 2015	12	37.15
During the year ended December 31, 2015, 2014 and 2013, we granted restricted stock units with a weighted-average grant date fair value of $32.12, $43.21 and $24.07, respectively.
Performance Units: During the year ended December 31, 2015, we granted 195,814 performance units at target level of 100% (with the potential for the delivery of up to 440,582 shares of our common stock at the maximum performance level) to certain of our employees. Performance units cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2015. The number of shares of our common stock that are ultimately vested and delivered in respect of these performance units will range from 0% to 200% of the target grant amount depending on the Engility's performance, as approved by the Compensation Committee of our Board of Directors (the "Compensation Committee"), based on two metrics: revenue and operating cash flow. At the end of the three-year period beginning on January 1, 2015, the vested performance units may be subject to further adjustment based on our total stockholder return (TSR) measured against the TSR of a peer group of companies previously approved by the Compensation Committee. If Engility is in the bottom quartile of TSR relative to its peer group, the ultimate number of shares of stock delivered with respect to the performance units will be reduced by 25% of their target number. If Engility is in the top quartile of TSR relative to its peer group, the ultimate number of shares of stock delivered with respect to the performance units will be increased by 25% of their target number. If Engility’s TSR falls within the middle two quartiles relative to its peer group, there will be no adjustment to the number of shares delivered. The performance units may be settled in cash or stock at the sole discretion of the Compensation Committee.
The table below presents a summary of our nonvested performance share awards as of December 31, 2015 and changes for the year then ended.

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested balance at December 31, 2014	217	$39.46
Granted	195	32.29
Forfeited	(8)	30.17
Vested	(78)	20.04
Nonvested balance at December 31, 2015	326	$26.69
During the year ended December 31, 2015, 2014 and 2013, we granted performance units with a weighted-average grant date fair value of $32.29, $56.14 and $28.24, respectively.
Performance Retention Awards: During the year ended December 31, 2015, we granted 212,963 performance units at a target level of 100% (with the potential for the delivery of up to 425,926 shares of our common stock at the maximum performance level) to certain of our executives with a grant date fair value of $32.82. The performance retention awards cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2015. The number of shares of our common stock that are ultimately vested and delivered in respect of these performance retention awards will range from 50% to 200% of the target grant amount depending on the Company’s performance against a metric of net debt to adjusted EBITDA, measured as of December 31, 2017. The performance retention awards may be settled in cash or stock at the sole discretion of the Compensation Committee.

ENGILITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share data or where specified)

Employee Stock Purchase Plan
In conjunction with the acquisition of TASC, we terminated the 2012 Employee Stock Purchase Plan (2012 ESPP) during 2014. Under the 2012 ESPP, eligible employees were offered options to purchase shares of our common stock at the end of each six-month offering period at 95% of fair market value based on the average of the highest and lowest sales prices for our stock on the purchase date. Eligible employees generally included all employees of Engility. Offering periods began on the first trading day in January and July of each calendar year and ended on the last trading day in June and December of each calendar year. Share purchases were funded through payroll deductions of up to 10% of an employee’s eligible compensation for each payroll period, or $25,000 each calendar year.
9. Commitments and Contingencies
Non-Cancellable Operating Leases
We lease certain facilities and equipment under agreements expiring at various dates through 2026. Certain leases contain renewal options or escalation clauses providing for increased rental payments based upon maintenance, utility and tax increases. No lease agreement imposes a restriction on our ability to pay dividends, engage in debt or equity financing transactions, or enter into further lease agreements.
The following table presents future minimum base rent payments under non-cancellable operating leases with initial terms in excess of one year at December 31, 2015.

	Real Estate	Equipment	Total
2016	$32,630	$343	$32,973
2017	24,811	287	25,098
2018	16,743	215	16,958
2019	14,112	190	14,302
2020	12,635	22	12,657
Thereafter	44,841	—	44,841
Total minimum payments required	145,772	1,057	146,829
Less: Sublease rentals under non-cancellable leases	(4,752)	—	(4,752)
Net minimum payments required	$141,020	$1,057	$142,077

	Year Ended December 31,
	2015	2014	2013
Rent expense	$53,912	$23,812	$22,074
Letters of Credit
We enter into standby letters of credit with financial institutions covering performance and financial guarantees pursuant to contractual arrangements with certain customers. We had total outstanding letters of credit aggregating $3 million at December 31, 2015. These letters of credit may be drawn upon in the event of our nonperformance. The letters of credit reduce the borrowing capacity of our revolving line of credit dollar-for-dollar.
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

ENGILITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share data or where specified)

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
In accordance with the accounting standard for contingencies, we record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount we expect to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are recorded in other current liabilities in the Consolidated Balance Sheets. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At December 31, 2015, we did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. We believe that we have recorded adequate provisions for our litigation matters. We review these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Although we believe that we have valid defenses with respect to legal matters and investigations pending against us, the results of litigation can be difficult to predict, particularly those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may turn out to be wrong. Therefore, it is possible that our financial position, results of operations or cash flows could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.
10. Employee Benefits
Engility Employee Savings Plan. Under the Engility Master Savings Plan (the Engility Savings Plan), participating employees are eligible to receive Company matching or other contributions, in the form of cash effective January 1, 2015 or in the form of Engility common stock or cash in prior years, up to designated levels. For the year ended December 31, 2015, the plan provided a Company matching contribution for 100% of the first 1.5% of the employee contribution. The Company contributions under the Engility Savings Plan were $4 million, $0 million and $1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
TASC Defined Contribution Plan. Upon the closing of the TASC acquisition, we assumed TASC's defined contribution plan in which substantially all TASC employees are eligible to participate. The TASC Savings Plan provided for a Company matching contribution for 100% of the first 3% of the employee contribution and an additional 50% of the next 2% of the employee contribution. Certain employees receive matching contributions at a lower percentage based on their specific matching formula. Employee and employer contributions to the plan are made each pay period and are immediately vested. The Company’s total TASC Savings Plan contributions were $14 million for the period February 26, 2015, the date of the TASC acquisition, to December 31, 2015.
DRC Deferred Savings Plan. Effective January 1, 2015, the DRC deferred savings plan (the DRC Savings Plan) was merged into the Engility Savings Plan. All DRC employees were eligible to elect to defer a portion of their salary and contribute the deferred portion to the DRC Savings Plan. The DRC Savings Plan provided for a Company matching contribution for 100% of the first 2% of the employee contribution and an additional 50% of the next 4% of the employee contribution. The Company’s contributions were subject to forfeitures of any non-vested portion if termination occurred. The Company’s total DRC Savings Plan contributions were $3 million for the period January 31, 2014, the date of the DRC acquisition, to December 31, 2014.
TASC Defined Benefit Plan. Upon the closing of the TASC acquisition, we assumed TASC's defined benefit plan (the TASC benefit plan) in which certain employees are eligible to participate based upon service with TASC's prior parent. This plan offers two retirement programs, a Retiree Health Reimbursement Account Plan (RHRA) and a Cash Bonus Plan, which provide a restoration of certain pension benefits that would have been forfeited as a result of years of service and final average pay being frozen by TASC's prior parent. In December of 2015, payments of $3 million were made to participants in the Cash Bonus Plan and the plan was then terminated. The liability of the TASC benefit plan was $18 million as of December 31, 2015 and $21 million on the date of acquisition.

ENGILITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share data or where specified)

DRC Defined Benefit Pension Plan. DRC's Defined Benefit Pension Plan (the DRC Pension Plan) is non-contributory, covering substantially all employees of DRC who had completed a year of service prior to July 1, 2002. Membership in the DRC Pension Plan was frozen effective July 1, 2002 and participants’ calculated pension benefit was frozen effective December 31, 2006.
In the fourth quarter of 2015, the Company offered certain former employees who had vested benefits in the DRC Pension Plan the option of receiving a one-time lump sum payment equal to the present value of the participant’s pension benefit (payable in cash or rolled over into a qualified retirement plan or IRA). In December of 2015, $17 million in payments were made from the plan to participants accepting the lump-sum offer. The Company recorded a pre-tax non-cash settlement charge of $3 million in 2015 as a result of these transactions.
Our funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Additional amounts are contributed to assure that plan assets will be adequate to provide retirement benefits. We do not expect to make any significant contributions to fund the pension plan during 2016.
Net Periodic Pension Cost

	DRC Pension Plan		TASC Benefit Plan
	Year Ended December 31, 2015	For the period from January 31, 2014 to December 31, 2014	For the period from February 26, 2015 to December 31, 2015
Interest cost on projected benefit obligations	$3,997	$3,589	$470
Expected return on plan assets	(5,833)	(5,339)	—
Net loss amortization	231	—	—
Settlement loss	3,141	—	—
Immediate recognition of benefit cost due to plan termination	—	—	285
Net periodic pension benefit income	$1,536	$(1,750)	$755
Obligations and Funded Status

	DRC Pension Plan		TASC Benefit Plan
	December 31,		December 31,
	2015	2014	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$103,028	$—	$—
Acquired benefit obligation	—	89,519	20,925
Interest cost	3,997	3,589	470
Benefits paid	(4,826)	(4,637)	(3,330)
Actuarial loss	(6,178)	14,557	81
Settlement	(17,356)	—	—
Benefit obligation at end of year	78,665	103,028	18,146
Change in plan assets:
Fair value of plan assets at beginning of year	75,047	—	—
Acquired plan assets at fair value	—	72,704	—
Actual return on plan assets	(3,152)	5,097	—
Employer contributions	417	1,883	3,330
Benefits paid	(4,826)	(4,637)	(3,330)
Settlement	(17,356)	—	—
Fair value of plan assets at end of year	50,130	75,047	—
Unfunded status	$(28,535)	$(27,981)	$(18,146)

ENGILITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share data or where specified)

Amounts recognized in the consolidated balance sheets consist of:

	DRC Pension Plan		TASC Benefit Plan
	December 31,		December 31,
	2015	2014	2015
Accrued compensation and employee benefits	$—	$1,415	$—
Other current liabilities	—	—	905
Other long-term liabilities	28,535	26,566	17,241
Net amount recognized	$28,535	$27,981	$18,146
The projected benefit obligation for the DRC Pension Plan and TASC Benefit Plan was $79 million and $18 million, respectively, at December 31, 2015. The projected benefit obligation for the DRC Pension Plan was $103 million at December 31, 2014.
The reconciliation of the other comprehensive loss was as follows:
DRC Pension Plan

	Beginning Balance	Net Loss Amortization	Experience Loss	Ending Balance
2015	$14,800	$(291)	$(274)	$14,235
2014	$—	$—	$14,800	$14,800
TASC Benefit Plan

	Beginning Balance	Net Loss Amortization	Experience Loss	Ending Balance
2015	$—	$—	$(204)	$(204)
The amounts recognized in other comprehensive loss are reflected, net of related tax effects, as a component of accumulated other comprehensive loss as part of stockholders’ equity in the accompanying consolidated Balance Sheets. The Company expects the amortization expense related to the net actuarial loss to be immaterial in 2016.
Assumptions
DRC Pension Plan
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
TASC Benefit Plan
The discount rate represents the estimated rate at which we could effectively settle our pension benefit obligations. In order to estimate this rate, future expected cash flows of the plan were matched against the Towers Watson RATE:Link yield curve to produce a single discount rate.

ENGILITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share data or where specified)

The following assumptions were used to determine the benefit obligations and net periodic benefit costs:

	DRC Pension Plan		TASC Benefit Plan
	December 31,		December 31,
	2015	2014	2015
Used to determine benefit obligations:
Discount rate	4.17%	3.94%	3.44%
Rate of compensation increase	N/A	N/A	N/A

	DRC Pension Plan			TASC Benefit Plan
	December 31,			December 31,
	2015		2014	2015
Used to determine net periodic benefit costs:
Discount rate	3.94%	(1)	4.49%	3.05%	(2)
Expected rate of return on assets	8.00%		8.15%	N/A
Rate of compensation increase	N/A		N/A	N/A
(1) The discount rate used for the determination of the settlement was 4.17%.
(2) Represents the discounts rate for the RHRA Plan. The discount rate for the Cash Bonus Plan was 0.95%.
DRC Pension Plan Assets
During 2015, the Company’s overall investment strategy for plan assets was to achieve a long-term rate of return of 8.00%, with a wide diversification of asset types, fund strategies and fund managers. The target allocation ranges for the plan assets are 45% to 65% in equity securities; 30% to 50% in fixed income securities; 0% to 20% in other types of investments and 2% to 10% in cash and cash equivalents. The risk management practices include regular evaluations of fund managers to ensure the risk assumed is commensurate with the given investment style and objectives. Prohibited investments include, but are not limited to, margin transactions. According to the plan’s investment policy, the aggregate holdings of Company common stock may not exceed 3% of the total fund.  Company securities represented an immaterial percentage and 0% of trust assets as of December 31, 2015 and 2014, respectively.
The Company’s investment policy includes a periodic review of the DRC Pension Plan’s investment in the various asset classes. The fair value measurement of plan assets by asset category is as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2015:
Cash	$223	$223	$—	$—
Money market funds	3,288	3,288	—	—
Equity securities:
Common equity securities	6,482	6,482	—	—
Preferred equity securities	160	160	—	—
Equity mutual funds	17,237	17,237	—	—
Real estate investment trusts	613	613	—	—
Corporate and foreign bonds	15,689	—	15,689	—
Other type of investments:
Hedge funds	6,438	—	—	6,438
Total	$50,130	$28,003	$15,689	$6,438

ENGILITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share data or where specified)

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2014:
Cash	$272	$272	$—	$—
Money market funds	2,190	—	2,190	—
Equity securities:
Common equity securities	10,059	10,059	—	—
Preferred equity securities	163	163	—	—
Equity mutual funds	29,623	29,623	—	—
Real estate investment trusts	2,671	2,671	—	—
Corporate and foreign bonds	21,743	—	21,743	—
Other type of investments:
Managed futures	1,884	—	—	1,884
Hedge funds	6,442	—	—	6,442
Total	$75,047	$42,788	$23,933	$8,326
A reconciliation of the beginning and ending balances of Level 3 assets is as follows:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Managed Futures	Hedge Funds	Total
Balance at January 1, 2014	$—	$—	$—
Acquisition of plan assets at fair value	1,655	6,141	7,796
Actual returns on plan assets related to assets still held at the reporting date	229	130	359
Purchases	—	171	171
Balance at December 31, 2014	1,884	6,442	8,326
Actual returns on plan assets related to assets still held at the reporting date	(3)	(340)	(343)
Purchases	—	336	336
Sales	(1,881)	—	(1,881)
Balance at December 31, 2015	$—	$6,438	$6,438
The managed futures consisted of units of limited partnership interests through the allocation of assets of multiple commodity trading advisors. These commodity trading advisors engaged in speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products, and precious base metals. The fair value of managed futures was estimated based on the investments net asset value at the reporting period as the fair value is not readily determinable and the investment fund meets the criteria of an investment company. Redemptions could only be made monthly and require ten days prior notice to the general partner of the fund.
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

ENGILITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share data or where specified)

Estimated Future Benefit Payments
The following table sets forth the expected timing of benefit payments:

	DRC Pension Plan	TASC Benefit Plan	Total
Year ending December 31:
2016	$4,939	$905	$5,844
2017	4,930	1,162	6,092
2018	5,000	1,368	6,368
2019	5,092	1,646	6,738
2020	5,167	1,866	7,033
Five subsequent fiscal years	$25,727	$9,231	$34,958
Supplemental Executive Retirement Plan
Upon the acquisition of DRC, we assumed DRC's Supplemental Executive Retirement Plan (SERP) for certain former key employees providing for annual benefits commencing on the sixth anniversary of the executive's retirement. The cost of these benefits is being charged to expense and accrued using a projected unit credit method. Expenses related to this plan were immaterial for the year ended December 31, 2015 and for the period from the date of acquisition, January 31, 2014, to December 31, 2014. The liability related to the SERP, which is unfunded, was immaterial as of December 31, 2015 and 2014.
11. Debt
2015 Credit Facility
In connection with the acquisition of TASC, which included the payment of the Cash Dividend and the repayment of outstanding debt under the 2013 Credit Facility (as defined below), we borrowed $585 million under a promissory note issued by our wholly-owned subsidiary Engility LLC (f/k/a Engility Corporation) and guaranteed by Predecessor Engility (as defined below) and certain other Predecessor Engility subsidiaries (the Engility Bridge Loan). In addition, we guaranteed the debt of TASC comprised of the First Lien Credit Agreement and the Second Lien Credit Agreement, consisting of (a)(i) a $395 million senior secured first lien term loan facility (the Original First Lien Term Facility), (ii) a $50 million senior secured revolving credit facility and (iii) a $250 million senior secured second lien term loan facility (the Original Second Lien Term Facility) (the existing facilities in clauses (a)(i) through (a)(iii), collectively, the TASC Existing Credit Facilities) and (b)(i) a new $435 million senior secured first lien term loan facility (the Incremental First Lien Term Facility), (ii) additional senior secured first lien revolving credit capacity in an aggregate principal amount of $65 million and (iii) a new $150 million senior secured second lien term loan facility (the Incremental Second Lien Term Facility) (the incremental facilities in clauses (b)(i) through (iii), collectively, the TASC Incremental Facilities and along with the TASC Existing Credit Facilities, the 2015 Credit Facility), in each case with Barclays Bank PLC as administrative agent. As of December 31, 2015, after repayment in full of the 2013 Credit Facility (as defined below) with proceeds of the Engility Bridge Loan, which was then followed by repayment in full of the Engility Bridge Loan with proceeds of the TASC Incremental Facilities, each on February 26, 2015, our total outstanding principal balance under the 2015 Credit Facility was $1,160 million.
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
Guarantee and Security. All obligations under the 2015 Credit Facility are unconditionally guaranteed by TASC Parent Corporation, which was converted to a limited liability company immediately following the consummation of the acquisition of TASC (TASC Parent LLC), and certain of TASC Parent LLC’s existing direct or indirect wholly owned domestic subsidiaries, and will be required to be guaranteed by certain of TASC Parent LLC’s future direct or indirect wholly owned domestic

ENGILITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share data or where specified)

subsidiaries. All obligations under the 2015 Credit Facility, and guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of TASC Parent LLC and its subsidiary guarantors. In connection with the closing of the acquisition of TASC, Engility LLC and certain of its subsidiaries now guarantee and provide security for all indebtedness of TASC described above, including the 2015 Credit Facility and any financing replacing or refinancing the 2015 Credit Facility.
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
Covenants and Events of Default. The 2015 Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to incur additional debt; pay dividends on our capital stock or redeem, repurchase or retire our capital stock or other debt; make investments, loans and acquisitions; create restrictions on the payment of dividends or other amounts by TASC Parent LLC subsidiaries to TASC Parent LLC or to any guarantor; engage in transactions with TASC Parent LLC’s affiliates; sell assets; consolidate, merge, dissolve or wind up our business; incur liens; and prepay or amend subordinated or unsecured debt. In addition, the 2015 Credit Facility requires that TASC Parent LLC maintain a maximum consolidated total net leverage ratio of no greater than 6.75:1.00 as of the end of any fiscal quarter of TASC Parent LLC, with step-downs to 6.50:1.00 beginning with the fiscal quarter ended December 31, 2015, 6.00:1.00 beginning with the fiscal quarter ending June 30, 2016, 5.50:1.00 beginning with the fiscal quarter ending December 31, 2016, 5.00:1.00 beginning with the fiscal quarter ending December 31, 2017, and 4.50:1.00 beginning with the fiscal quarter ending December 31, 2018. We believe our most restrictive covenant under the 2015 Credit Facility is the maximum consolidated total net leverage ratio, which as of December 31, 2015 was 4.60:1.00. The consolidated total net leverage ratio is the ratio of (a) (i) funded debt as of such date minus (ii) the unrestricted cash as of such date to (b) consolidated bank EBITDA for the period of the four fiscal quarters most recently ended. As of December 31, 2015, we were in compliance with the covenants under the 2015 Credit Facility.
In connection with the February 26, 2015 TASC Incremental Facilities, the Company expensed $5 million of deferred debt issuance costs associated with the 2013 Credit Facility. Furthermore, the Company expensed debt issuance costs of approximately $1 million that did not qualify for deferral. These amounts are reflected in interest expense, net in the Consolidated Statements of Operations.
Our weighted average outstanding loan balance for the year ended December 31, 2015 was $1,077 million under the 2015 Credit Facility, which accrued interest at a weighted average borrowing rate of approximately 8.22%.
Our availability under the revolving portion of the 2015 Credit Facility was $112 million as of December 31, 2015, with $3 million outstanding under letters of credit.
The following table presents our minimum debt payments on our term loan portion of the 2015 Credit Facility.

2016	$8,300
2017	8,300
2018	8,300
2019	8,300
2020	726,525
Thereafter	400,000
Total minimum payments required	$1,159,725

ENGILITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share data or where specified)

2013 Credit Facility
On August 9, 2013, we, through our wholly owned subsidiary, Engility Corporation, entered into a credit facility among the Company, Engility Corporation, Bank of America, N.A. (as administrative agent, swing line lender and letter of credit issuer) and each of the several lenders from time to time party thereto (the 2013 Credit Facility). The 2013 Credit Facility, which was replaced by the 2015 Credit Facility, provided for (1) a $200 million term loan facility maturing on August 9, 2018, and (2) a $250 million revolving credit facility that terminated on August 9, 2018, with a $50 million letter of credit sublimit and a $25 million swing line loan sublimit. The 2013 Credit Facility also contained an accordion feature that permitted us to arrange with the lenders for the provision of up to $150 million in additional commitments. In conjunction with replacing the 2012 Credit Facility, we expensed $4 million in previously capitalized bank fees relating to the 2012 Credit Facility.
On January 31, 2014, we acquired DRC for total consideration of approximately $207 million (including the retirement of approximately $86 million of debt of DRC) as described in Note 3 to the accompanying Consolidated Financial Statements. We financed the DRC acquisition in part by drawing down on the $150 million accordion under the 2013 Credit Facility, utilizing an incremental term loan of $75 million and an incremental revolving facility of $75 million. We amended the 2013 Credit Facility on this same date to (i) provide for the incremental term loan and incremental revolving credit facility and (ii) replenish the $150 million availability under the accordion. Pursuant to the amendment, the incremental term loan facility matured on August 9, 2018 and the incremental revolving credit facility terminated on August 9, 2018. The amendment did not change the interest rate under the 2013 Credit Facility.
Maturity, Interest Rate and Fees. All borrowings under the 2013 Credit Facility bore interest at a variable rate per annum equal to an applicable margin, plus, at our option (other than for swing line loans), either (1) a base rate determined by reference to the highest of (a) the prime rate of Bank of America, N.A., (b) the Federal funds effective rate plus 0.50% and (c) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period of one month plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing. All swing line loans bore interest at a variable rate per annum equal to an applicable margin, plus a base rate determined as described in the immediately preceding sentence. The applicable margins for the borrowings under the 2013 Credit Facility depended on the consolidated leverage ratio of Engility Holdings, Inc., Engility Corporation and its subsidiaries. The applicable LIBOR margin varied between 2.25% and 3.25%, and the applicable base rate margin varied between 1.25% and 2.25%.
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
12. Fair Value Measurements
Derivative Instruments
The Company’s interest rate swap liabilities are measured at fair value on a recurring basis and are aggregated by the level in the fair value hierarchy within which those measurements fall. All instruments are classified as Level 2 and there were no transfers of financial instruments between the three levels of fair value hierarchy during the period ended December 31, 2015 and February 26, 2015, the TASC acquisition date.
At December 31, 2015, the balance of the interest rate swap liability consisted of $4 million included in other current liabilities in the accompanying Consolidated Balance Sheets. The notional amount of the derivative instrument as of December 31, 2015 was $200 million of contracts effective December 31, 2015 which expire December 31, 2016. The notional amount represents the gross contract notional amount of the derivatives outstanding. The other terms of these instruments are as follows:
Contract received:    Floating interest rate        LIBOR + 3.25%
Contract pay:    Fixed interest rates        3.09% - 3.18%
The Company has an agreement with its derivative counter party that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. If the Company had breached any of these provisions at December 31, 2015, it could have been required to settle its obligations under the agreements at their termination value. As of December 31, 2015, the

ENGILITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share data or where specified)

termination value related to these agreements is a net liability position of $4 million. As of December 31, 2015, the Company has not posted any collateral related to these agreements.
Investments held in Rabbi Trusts
The Company's investments held in Rabbi Trusts consisted of employee contributions under a deferred compensation plan that were invested in exchange-traded equity securities and mutual funds. Fair value for these investments were based on quoted prices in active markets. At December 31, 2014, the balance of investments held in Rabbi Trusts was included in other assets in the accompanying Consolidated Balance Sheets. During 2015, the deferred compensation plan was terminated.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Hierarchy	December 31, 2015	December 31, 2014
Interest rate swap liability	Level 2	$3,590	$—
Investments held in Rabbi Trusts	Level 1	$—	$1,985
13. Restructuring, Realignment and Integration Costs
2015 Costs
During the year ended December 31, 2015 in conjunction with the integration of TASC, we incurred $21 million in restructuring costs, including costs related to workforce reduction which will be paid out over the next 12 months, and other costs to include contract and lease termination fees which will be paid out through fiscal year 2020.
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
2012 Costs
During 2012, we announced a strategic realignment of our organizational structure and a streamlining of our operations, which we completed in the first quarter of 2013. This strategic realignment included a reduction of our total workforce by 4% through a voluntary separation of employment program and additional reductions in force.
Summary
The activity and balance of the liability accounts for the years ended December 31, 2015, 2014, and 2013 are as follows:

	Severance and Related Costs	Other Restructuring Costs	Total
Balance as of December 31, 2012	$4,234	$1,036	$5,270
Additions	406	7,533	7,939
Adjustments	(544)	—	(544)
Cash payments	(3,759)	(1,036)	(4,795)
Balance as of December 31, 2013	$337	$7,533	$7,870
Additions	1,134	—	1,134
Cash payments	(1,103)	(1,497)	(2,600)
Balance as of December 31, 2014	$368	$6,036	$6,404
Additions	14,614	6,476	21,090
Cash payments	(10,976)	(3,041)	(14,017)
Balance as of December 31, 2015	$4,006	$9,471	$13,477

ENGILITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share data or where specified)

Amounts recognized in the consolidated balance sheets as of December 31, 2015 and 2014 consist of:

	Severance and Related Costs	Other Restructuring Costs	Total
December 31, 2015:
Current liabilities	$4,006	$5,392	$9,398
Other liabilities	—	4,079	4,079
Amount recognized	$4,006	$9,471	$13,477
December 31, 2014:
Current liabilities	$368	$1,352	$1,720
Other liabilities	—	4,684	4,684
Amount recognized	$368	$6,036	$6,404
These expenses are contained within the selling, general and administrative expense line in the accompanying Consolidated Statement of Operations for the years ended December 31, 2015, 2014, and 2013.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed with the objective of providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (principal executive officer) (“CEO”) and chief financial officer (principal financial officer) (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Management, with the participation of our CEO and our CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15-15(e) of the Exchange Act, as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of the material weakness in our internal control over financial reporting described below. Notwithstanding such material weakness in internal control over financial reporting, our CEO and CFO have concluded that the consolidated financial statements included in this Annual Report on Form 10-K, present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
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
Under the supervision and with the participation of our management, including the CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2015 as a result of the material weakness described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We did not design and maintain effective controls to properly evaluate the income tax benefit in interim periods with losses in accordance with accounting principles generally accepted in the United States. This control deficiency resulted in an adjustment to the Company’s unaudited condensed consolidated financial statements for the third quarter 2015. Additionally, this control deficiency could result in misstatements of the income tax-related accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management determined that this control deficiency constitutes a material weakness.
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting in this report did not include TASC, which was acquired in a purchase business combination on February 26, 2015. The financial results of TASC, which are included in the 2015 consolidated financial statements of Engility, constituted 9% of total assets and 43% of total revenue of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

Remediation of Previously Reported Material Weaknesses
As reported in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2015, as part of the Company’s efforts to remediate the material weaknesses that existed in its internal control over financial reporting, management developed a remediation plan (the “Remediation Plan”), pursuant to which the Company implemented a number of measures. Management concluded that the material weaknesses previously reported related to the controls over the (1) proper evaluation of identifiable finite-lived intangible assets for impairment at the asset group level and the appropriateness of the remaining useful lives, and (2) evaluation of the retention rate assumption used to value acquired contractual customer relationship intangible assets were remediated as of the year ended December 31, 2015. The following steps of the Remediation Plan were completed during the fourth quarter ended December 31, 2015:

•
Re-designing, implementing and testing the internal control for evaluating the carrying value of finite-lived intangible assets, including designing the control to operate at the appropriate asset group level, evaluating whether any impairment indicators exist at that level, and evaluating the appropriateness of the remaining useful lives each reporting period; and

•
Re-designing, implementing and testing the internal control to review the reasonableness of the retention rate assumption used in the valuation of acquired contractual customer relationship intangible assets.

Management concluded that the above measures effectively remediated the control deficiencies that gave rise to these material weaknesses.
With respect to the material weakness previously reported related to the effective controls to properly evaluate the income tax benefit in interim periods with losses, the implementation of the Remediation Plan remains in process and consists of the following:

•
Re-designing, implementing and testing the internal control for determining and recording interim period income tax benefit in periods of interim losses in accordance with accounting principles generally accepted in the United States.

Management believes that the above measures will help to effectively remediate the control deficiency that gave rise to this material weakness. Management believes additional time is needed to demonstrate sustainability as it relates to our revised controls.
The Company can give no assurance that the measures it takes will remediate this material weakness or that additional material weaknesses will not arise in the future. Management will continue to assess the effectiveness of remediation efforts in connection with its evaluations of internal control over financial reporting. The Company will continue to monitor the effectiveness of these and other processes, procedures, and controls and will make any further changes management determines to be appropriate.
Changes in Internal Control Over Financial Reporting
As described above under Remediation of Previously Existing Material Weaknesses, there were changes in our internal control over financial reporting, which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.

PART III
Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the captions “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2016 Annual Meeting of Stockholders scheduled to be held on May 26, 2016, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.
Item 11.     EXECUTIVE COMPENSATION
The information set forth under the caption “Executive Compensation” and “Corporate Governance - Director Compensation” in our Proxy Statement for our 2016 Annual Meeting of Stockholders scheduled to be held on May 26, 2016, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.
Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the captions "Stock Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" to our Proxy Statement for our 2016 Annual Meeting of Stockholders scheduled to be held on May 26, 2016, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.
Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the captions “Corporate Governance – Director Independence” and “Certain Relationships and Related Party Transactions” in our Proxy Statement for our 2016 Annual Meeting of Stockholders scheduled to be held on May 26, 2016, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.
Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
The information set forth under our proposal “Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2016 Annual Meeting of Stockholders scheduled to be held on May 26, 2016, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

PART IV
Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:

1.	Financial Statements. See Index to Consolidated Financial Statements at Item 8 of this Annual Report on Form 10-K.

2.
Financial Statement Schedules. Supplemental schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	Exhibits. The exhibits required by Item 601 of Regulation S-K listed in the Index of Exhibits are incorporated by reference herein.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGILITY HOLDINGS, INC.

March 7, 2016	/s/ Wayne M. Rehberger
Wayne M. Rehberger Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Wayne M. Rehberger	Senior Vice President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	March 7, 2016
Wayne M. Rehberger

/s/ Richard B. Harkey	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 7, 2016
Richard B. Harkey

/s/ Peter A. Marino	Co-Chairman	March 7, 2016
Peter A. Marino

/s/ David A. Savner	Co-Chairman	March 7, 2016
David A. Savner

/s/ Steven A. Denning	Director	March 7, 2016
Steven A. Denning

/s/ Lynn A. Dugle	Director	March 7, 2016
Lynn A. Dugle

/s/ Darryll J. Pines	Director	March 7, 2016
Darryll J. Pines

/s/ David M. Kerko	Director	March 7, 2016
David M. Kerko

/s/ Anthony Principi	Director	March 7, 2016
Anthony Principi

/s/ Charles S. Ream	Director	March 7, 2016
Charles S. Ream

/s/ William G. Tobin	Director	March 7, 2016
William G. Tobin

INDEX OF EXHIBITS

Exhibit No.	Description
2.1
Distribution Agreement, dated as of July 16, 2012, between L-3 Communications Holdings, Inc. and Engility Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

2.2
Agreement and Plan of Merger, dated as of December 20, 2013, by and among Dynamics Research Corporation, Engility Corporation and Engility Solutions, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, as filed with the Commission on December 23, 2013 (File No. 001-35487)).++

2.3
Agreement and Plan of Merger, dated as of October 28, 2014, by and among TASC Parent Corporation, Toucan Merger Corporation I, Toucan Merger Corporation II, Engility Holdings, Inc., New East Holdings, Inc. and East Merger Sub, LLC (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, as filed with the Commission on October 29, 2014 (File No. 001-35487))++

3.1
Amended and Restated Certificate of Incorporation of Engility Holdings, Inc. dated February 26, 2015 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K12B, as filed with the Commission on February 27, 2015 (File No. 001-35487)).

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

10.7
First Amendment to First Lien Credit Agreement, dated December 18, 2014, by and among TASC, Inc., TASC Parent Corporation, Barclays Bank PLC, as Administrative Agent and the Required Lenders party thereto (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K12B, as filed with the Commission February 27, 2015 (File No. 001-35487)).

10.8
Second Amendment to First Lien Credit Agreement, dated February 26, 2015, by and among TASC, Inc., each lender from time to time party thereto and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K12B, as filed with the Commission on February 27, 2015 (File No. 001-35487)).

10.9
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

10.11
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

10.13
Second Lien Guarantee and Collateral Agreement, dated May 23, 2014, made by TASC Parent Corporation, TASC, Inc. and the Subsidiary Guarantors party thereto in favor of Barclays Bank PLC, as Collateral Agent (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K12B, as filed with the Commission on February 27, 2015 (File No. 001-35487))

10.14
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

10.16
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

†10.17
Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed with the Commission on May 28, 2013 (File No. 001-35487)).

†10.18
Engility Holdings, Inc. Amended and Restated 2012 Cash Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Commission on May 28, 2013 (File No. 001-35487)).

†10.19
Engility Master Savings Plan (incorporated herein by reference to Exhibit 4.7 of the Registrant’s registration statement on Form S-8, as filed with the Commission on July 17, 2012 (File No. 333-182720)).

†10.20
Engility Holdings, Inc. 2012 Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K, as filed with the Commission on March 21, 2013 (File No. 001-35487)).

†10.21
Engility Corporation Deferred Compensation Plan I (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

†10.22
Engility Corporation Deferred Compensation Plan II (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

†10.23
Form of Engility Holdings, Inc. 2012 Directors Stock Incentive Plan Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

†10.24
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

†10.27
Engility Holdings, Inc. Severance Plan (incorporated herein by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K, as filed with the Commission on March 21, 2013 (File No. 001-35487)).

†10.28
Engility Corporation 2013 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K, as filed with the Commission on March 21, 2013 (File No. 001-35487)).

†10.29
Form of Engility Holdings, Inc. 2012 Long Term Performance Plan Performance Share Award Agreement (incorporated herein by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K, as filed with the Commission on March 21, 2013 (File No. 001-35487)).

†10.30
Form of Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Plan Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on May 12, 2015 (File No. 001-35487)).

†10.31
Form of Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Plan Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on May 12, 2015 (File No. 001-35487)).

†10.32
Form of Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Plan Restricted Stock Unit Agreement (Directors) (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on May 12, 2015 (File No. 001-35487)).

†10.33
Form of Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Plan Restricted Stock Unit Agreement (Directors Interim Award) (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on May 12, 2015 (File No. 001-35487)).

†10.34
Form of Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Plan Performance Retention Award Agreement (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on May 12, 2015 (File No. 001-35487)).

†10.35	Amended and Restated Employment Agreement dated April 15, 2014 by and between TASC, Inc. and John P. Hynes, Jr.
†10.36	Employment Agreement dated April 15, 2014 by and between TASC, Inc. and Wayne Rehberger.
*21.1	Subsidiaries of Engility Holdings, Inc.
*23.1	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Filed electronically with this report.
†	Compensatory plan or arrangement.
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