Form 10-Q
period 2016-04-01
Engility Holdings, Inc.
filed 2016-05-05
CIK 1544229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 36,749,570 shares of Engility Holdings, Inc. common stock with a par value of $0.01 per share outstanding as of the close of business on May 2, 2016.

ENGILITY HOLDINGS, INC.

i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENGILITY HOLDINGS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	April 1, 2016	December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$39,398	$30,022
Receivables, net	378,182	381,760
Prepaid income taxes	4,742	5,003
Other current assets	24,579	24,655
Total current assets	446,901	441,440
Property, plant and equipment, net	44,077	44,120
Goodwill	1,093,178	1,093,178
Identifiable intangible assets, net	425,248	436,627
Deferred tax assets	234,355	235,397
Other assets	3,640	3,211
Total assets	$2,247,399	$2,253,973
Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$8,447	$8,447
Accounts payable, trade	59,036	54,345
Accrued employment costs	95,708	81,711
Accrued expenses	88,384	82,765
Advance payments and billings in excess of costs incurred	35,429	49,205
Deferred income taxes, current and income tax liabilities	996	695
Other current liabilities	32,579	36,293
Total current liabilities	320,579	313,461
Long-term debt	1,084,973	1,094,029
Income tax liabilities	66,776	68,000
Other liabilities	71,745	72,350
Total liabilities	$1,544,073	$1,547,840
Commitments and contingencies (see Note 11)
Equity:
Preferred stock, par value $0.01 per share, 25,000 shares authorized, none issued or outstanding as of April 1, 2016 or December 31, 2015	—	—
Common stock, par value $0.01 per share, 175,000 shares authorized, 36,771 and 36,735 shares issued and outstanding as of April 1, 2016 and December 31, 2015, respectively	368	368
Additional paid-in capital	1,232,078	1,231,584
Accumulated deficit	(534,125)	(530,895)
Accumulated other comprehensive loss	(6,658)	(7,229)
Non-controlling interest	11,663	12,305
Total equity	703,326	706,133
Total liabilities and equity	$2,247,399	$2,253,973
See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	April 1, 2016	March 31, 2015
Revenue	$522,779	$402,647
Costs and expenses
Cost of revenue	449,330	343,465
Selling, general and administrative expenses	46,976	58,879
Total costs and expenses	496,306	402,344
Operating income	26,473	303
Interest expense, net	29,439	18,594
Other expenses, net	(61)	(27)
Loss before income taxes	(3,027)	(18,318)
Benefit for income taxes	(902)	(5,677)
Net loss	(2,125)	(12,641)
Less: Net income attributable to non-controlling interest	1,105	726
Net loss attributable to Engility	$(3,230)	$(13,367)

Loss per share attributable to Engility
Basic	$(0.09)	$(0.55)
Diluted	$(0.09)	$(0.55)

Weighted average number of shares outstanding
Basic	36,715	24,379
Diluted	36,715	24,379
See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended
	April 1, 2016	March 31, 2015
Net loss	$(2,125)	$(12,641)
Other comprehensive income, net of tax:
Pension liability adjustment, net of tax expense of $24 for the three months ended March 31, 2015	—	37
Unrealized gain on derivative instruments, net of tax expense of $365 and $73 for the three months ended April 1, 2016 and March 31, 2015, respectively	571	116
Other comprehensive income, net of tax	571	153
Comprehensive loss	(1,554)	(12,488)
Less: Net income attributable to non-controlling interest	1,105	726
Comprehensive loss attributable to Engility	$(2,659)	$(13,214)
See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	April 1, 2016	March 31, 2015
Operating activities:
Net loss	$(2,125)	$(12,641)
Share-based compensation	2,756	5,293
Depreciation and amortization	13,815	8,457
Amortization of bank debt fees	2,242	5,724
Deferred income taxes	183	9,049
Changes in operating assets and liabilities, excluding acquired amounts:
Receivables	3,578	(363)
Other assets	(91)	144
Accounts payable, trade	7,003	(18,370)
Accrued employment costs	13,997	(40,942)
Accrued expenses	5,619	(2,871)
Advance payments and billings in excess of costs incurred	(13,775)	1,820
Other liabilities	(3,471)	(3,009)
Net cash provided by (used in) operating activities	29,731	(47,709)
Investing activities:
Acquisitions, net of cash acquired	—	25,478
Capital expenditures	(3,879)	(246)
Net cash (used in) provided by investing activities	(3,879)	25,232
Financing activities:
Gross borrowings from issuance of long-term debt	—	585,000
Repayment of long-term debt	(11,298)	(337,337)
Gross borrowings from revolving credit facility	15,000	107,000
Repayments of revolving credit facility	(15,000)	(60,000)
Debt issuance costs	—	(42,425)
Equity issuance costs	—	(1,725)
Proceeds from share-based payment arrangements	—	279
Payment of employee withholding taxes on share-based compensation	(1,770)	(5,953)
Excess tax deduction on share-based compensation	—	4,138
Dividends paid	(1,661)	(201,400)
Distributions to non-controlling interest member	(1,747)	—
Net cash (used in) provided by financing activities	(16,476)	47,577
Net change in cash and cash equivalents	9,376	25,100
Cash and cash equivalents, beginning of period	30,022	7,123
Cash and cash equivalents, end of period	$39,398	$32,223
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
The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K filed with the SEC on March 8, 2016 for the year ended December 31, 2015 (2015 Form 10-K). In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.
Non-controlling Interest: Engility holds a 50.1% majority interest in Forfeiture Support Associates, LLC (FSA). The results of operations of FSA are included in Engility’s Unaudited Consolidated Financial Statements. The non-controlling interest reported on the Unaudited Consolidated Balance Sheets represents the portion of FSA’s equity that is attributable to the non-controlling interest.
Accounting Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates using assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant of these estimates include revenue and profit recognition for contracts accounted on a percentage-of-completion basis, the recoverability, useful lives and valuation of identifiable intangible assets and goodwill, income taxes and contingencies. Actual results experienced by the Company may differ materially from management's estimates.
Reporting Periods: Our fiscal year begins on January 1 and ends on December 31. Our 2016 fiscal quarters end on April 1, July 1, September 30 and December 31. Our 2015 fiscal quarters ended on March 31, June 30, September 30 and December 31.

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
Revenue on fixed-price contracts is recognized using a percentage-of-completion method based on actual costs incurred relative to total estimated costs for the contract. These estimated costs are updated during the term of the contract, and may result in revision by the Company of recognized revenue and estimated costs in the period in which they are identified. Profits on fixed-price contracts result from the difference between incurred costs and revenue earned.
Percentage-of-completion contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, developing total revenue and cost at completion estimates require the use of significant judgment. Contract costs include direct labor and billable expenses, an allocation of allowable indirect costs, and warranty obligations. Billable expenses are comprised of subcontracting costs and other direct costs that often include, but are not limited to, travel-related costs and telecommunications charges. We recognize revenue and billable expenses from these transactions on a gross basis. Assumptions regarding the length of time to complete the contract also include expected increases in wages and prices for materials. Estimates of total contract revenue and costs are monitored during the term of the contract and are subject to revision as the contract progresses. Anticipated losses on contracts are recognized in the period they are deemed probable and can be reasonably estimated. Anticipated contract losses recorded during the three months ended March 31, 2015 were $2 million. Anticipated contract losses were immaterial during the three months ended April 1, 2016. For the three months ended April 1, 2016, the recognized amounts related to changes in estimates at completion represented a net increase to revenue and profit of $4 million, of which $2 million was directly related to favorable performance on contracts with award fee. Amounts related to changes in estimates at completion for the three months ended March 31, 2015 were immaterial.
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
Included in unbilled receivables, a component of receivables, net, are certain restructuring costs related to the performance of our U.S. Government contracts which are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are expensed outside of our indirect rates and recognized as revenue for the portion we expect to be recoverable in our rates. At April 1, 2016 and December 31, 2015, these costs were approximately $10 million and $11 million, respectively. These costs are allocated to contracts when they are paid or otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued expensing of these costs, the profitability of our remaining contracts could be adversely affected.
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

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

Income Taxes: As of April 1, 2016, management has determined it is more likely than not a portion of state deferred tax assets, capital loss carryforwards, charitable donations, and foreign tax credits will not be realized and has recorded a valuation allowance against them. A change in the ability of our operations to continue to generate future taxable income could affect our ability to realize the future tax deductions underlying our deferred tax assets, and require us to provide a valuation allowance against our deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.
Earnings per Share: Basic earnings per share (EPS) is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the weighted average effect of all potentially dilutive securities outstanding during the periods. Diluted EPS includes the incremental effect of the employee stock purchase plan, restricted stock units (RSUs), stock options, performance shares, performance retention awards and performance units calculated using the treasury stock method. For the three months ended April 1, 2016 and March 31, 2015, 629,140 and 671,602 shares, respectively, were excluded from diluted EPS due to their anti-dilutive effects.

	Three Months Ended
	April 1, 2016	March 31, 2015
Net loss attributable to Engility	$(3,230)	$(13,367)

Weighted average number of shares outstanding – Basic	36,715	24,379
Dilutive effect of share-based compensation outstanding after application of the treasury stock method	—	—
Weighted average number of shares – Diluted	36,715	24,379

Loss per share attributable to Engility
Basic	$(0.09)	$(0.55)
Diluted	$(0.09)	$(0.55)

2.	New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The objective of this amendment is part of the FASB’s Simplification Initiative as it applies to several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The effective date of the amendment is for fiscal years beginning after December 31, 2016 and interim periods within that reporting period. The Company is currently evaluating the impact this accounting standard will have on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This update amends the principal-versus-agent implementation guidance and illustrations in the Board’s new revenue standard (ASC 606). The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact this accounting standard will have on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The provisions of ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact this accounting standard will have on the Company’s consolidated financial statements.
In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest:  Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which addresses line-of-credit arrangements that were omitted from ASU 2015-03.  This Update states that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing those costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance was effective for the annual period ending after December 15, 2015, and for annual and interim periods thereafter. The Company adopted the standard as of January 1, 2016. The adoption did not have a material impact on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest, which changes the presentation of debt issuance costs in financial statements. The amendments in this standard require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this standard. The guidance is effective for the annual period ending after December 15, 2015, and for annual and interim periods thereafter.  The Company adopted the standard as of January 1, 2016 and reclassed $20 million and $21 million of debt issuance costs from other assets to long-term debt as of April 1, 2016 and December 31, 2015, respectively.
In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718) - Accounting for Share-based Payments when Terms of an award Provide That a Performance Target Could be Achieved after the Requisite Service Period. The Amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 was effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance did not have a material impact on our financial statements.
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
The following pro forma results of operations have been prepared as though the acquisition of TASC had occurred on January 1, 2014. These pro forma results include adjustments for (1) amortization expense for the estimated identifiable intangible assets in the preliminary allocation of purchase price, (2) the removal of historical TASC amortization expense, (3) adjustments to conform TASC policies to Engility's policies related to the timing and recognition of certain contract revenue and costs, (4) the alignment of TASC’s financial calendar to that of Engility’s and (5) the removal of acquisition-related expenses incurred and recorded in each of TASC and Engility’s results of operations in the three months ended March 31, 2015.
This pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisition been made as of January 1, 2014 or of results of operations that may occur in the future.

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

The pro forma information for three months ended March 31, 2015 was as follows:

Revenue	$561,935
Operating income	26,801

4.	Receivables
Our receivables principally relate to contracts with the U.S. government and prime contractors or subcontractors of the U.S. government. The components of contract receivables are presented in the table below.

	April 1, 2016	December 31, 2015
Billed receivables	$114,383	$229,358
Unbilled receivables	275,467	163,882
Allowance for doubtful accounts	(11,668)	(11,480)
Total receivables, net	$378,182	$381,760
The billed receivables at December 31, 2015 reflect a one week acceleration of our billing cycle to invoice contractually billable work in anticipation of the consolidation of our financial systems in early January 2016. This resulted in an increase in our billed receivables, with a corresponding decrease in our unbilled receivables, of approximately $110 million.  The balances as of April 1, 2016 reflect a return to our normal billing cycles.

5.	Goodwill and Identifiable Intangible Assets
Goodwill: In accordance with the accounting standards for business combinations, we record the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition (commonly referred to as the purchase price allocation). The balance of goodwill was $1,093 million at April 1, 2016 and December 31, 2015.
Identifiable Intangible Assets: Information on our identifiable intangible assets that are subject to amortization is presented in the table below.

		April 1, 2016			December 31, 2015
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)
Customer contractual relationships	17	$554,330	$135,576	$418,754	$554,330	$127,264	$427,066
Contractual backlog	1	21,800	21,800	—	21,800	18,850	2,950
Technology	15	7,000	506	6,494	7,000	389	6,611
Total		$583,130	$157,882	$425,248	$583,130	$146,503	$436,627
Our amortization expense recorded for our identifiable intangible assets is presented in the table below.

	Three Months Ended
	April 1, 2016	March 31, 2015
Amortization expense	$11,379	$6,546

6.	Share-Based Compensation
For the Three Months Ended April 1, 2016
Performance Units: During the three months ended April 1, 2016, we granted 81,803 performance units at target level of 100% (with the potential for the delivery of up to 163,606 shares of our common stock at the maximum performance level) to Lynn A. Dugle, our new Chief Executive Officer, with a grant date fair value of $17.97 per unit. Performance units cliff vest after three years based on our performance at the end of a three-year period beginning

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

January 1, 2016. The number of shares of our common stock that are ultimately vested and delivered in respect of these performance units will range from 0% to 200% of the target grant amount. The vesting of performance units depends initially on the Company's performance, as approved by the Compensation Committee of our Board of Directors (the "Compensation Committee"), based on two metrics: revenue and operating cash flow. The performance units may be settled in cash or stock at the sole discretion of the Compensation Committee.
Restricted Stock Units: During the three months ended April 1, 2016, we granted 104,619 RSUs to Ms. Dugle with a grant date fair value of $17.97 per unit, of which 50,083 RSUs cliff vest on the second anniversary of the grant date and 54,536 RSUs vest over a term of three years from the grant date, 25% on the first anniversary of the grant date, 25% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. The RSUs may be settled in cash or stock upon vesting at the sole discretion of the Compensation Committee.
For the Three Months Ended March 31, 2015
Performance Retention Awards: During the three months ended March 31, 2015, we granted 212,963 performance units at a target level of 100% (with the potential for the delivery of up to 425,926 shares at the maximum performance level) to certain of our executives with a grant date fair value of $32.82 per unit. The performance retention awards cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2015. The number of shares of our common stock that are ultimately vested and delivered in respect of these performance retention awards will range from 50% to 200% of the target grant amount depending on the Company’s performance against a metric of net debt to adjusted EBITDA, measured as of December 31, 2017. The performance retention awards may be settled in cash or stock at the sole discretion of the Compensation Committee.
Performance Units: During the three months ended March 31, 2015, we granted 191,848 performance units at target level of 100% (with the potential for the delivery of up to 431,658 shares at the maximum performance level) to certain of our employees with a grant date fair value of $32.29 per unit. Performance units cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2015. The number of shares of our common stock that are ultimately vested and delivered in respect of these performance units will range from 0% to 225% of the target grant amount. The vesting of performance units depends initially on the Company’s performance, as approved by the Compensation Committee of our Board of Directors, based on two metrics: Revenue and Operating Cash Flow. At the end of the three-year period beginning on January 1, 2015, the vested performance units will be subject to further adjustment based on our total stockholder return (TSR) measured against the TSR of a peer group of companies previously approved by the Compensation Committee. If Engility is in the bottom quartile of TSR relative to its peer group, the ultimate number of shares of stock delivered with respect to the performance units will be reduced by 25% of their target number. If Engility is in the top quartile of TSR relative to its peer group, the ultimate number of shares of stock delivered with respect to the performance units will be increased by 25% of their target number. If Engility’s TSR falls within the middle two quartiles relative to its peer group, there will be no adjustment to the number of shares delivered. The performance units may be settled in cash or stock at the sole discretion of the Compensation Committee.
Restricted Stock Units: During the three months ended March 31, 2015, we granted 127,899 RSUs to certain of our employees with a grant date fair value of $32.82 per unit, which vest over a term of three years from the grant date, 25% on the first anniversary of the grant date, 25% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. During the three months ended March 31, 2015, we granted 2,482 RSUs to certain of the non-management members of our Board of Directors with a grant date fair value of $32.82, which vested on May 21, 2015, the date of our annual meeting.
The employee and director RSUs may be settled in cash or stock upon vesting at the sole discretion of the Compensation Committee.

7.	Defined Benefit Plans
Dynamics Research Corporation (DRC) Pension Plan
DRC's defined benefit pension plan is non-contributory covering substantially all employees of DRC who had completed a year of service prior to July 1, 2002. Membership in the Pension Plan was frozen effective July 1, 2002 and participants’ calculated pension benefit was frozen effective December 31, 2006.

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

Our funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Additional amounts are contributed to assure that plan assets will be adequate to provide retirement benefits. We do not expect to make any contributions during the remainder of 2016 to fund the pension plan.
TASC Benefit Plan
Upon the closing of the TASC acquisition, we assumed TASC's defined benefit plan in which certain employees are eligible to participate based upon service with TASC's prior parent. This plan offered two retirement programs, a Retiree Health Reimbursement Account Plan (RHRA) and a Cash Bonus Plan, which provide a restoration of certain pension benefits that would have been forfeited as a result of years of service and final average pay being frozen by TASC's prior parent. In December 2015, the Cash Bonus Plan was terminated.
Net Periodic Benefit Costs
The components of net periodic benefit costs for both plans are as follows:

	Three Months Ended
	April 1, 2016	March 31, 2015
Interest cost on projected benefit obligation	$946	$1,038
Expected return on plan assets	(953)	(1,466)
Net loss amortization	82	49
Net periodic benefit expense (income)	$75	$(379)
Beginning in 2016, we refined the method used to measure interest costs for pension and postretirement benefits. Previously, the cost was determined using a single weighted-average discount rate derived from the yield curve. Under the refined method, known as the spot rate approach, we will use individual spot rates along the yield curve that correspond with the timing of each benefit payment. We believe this change provides a more precise measurement of interest costs by improving the correlation between projected cash outflows and corresponding spot rates on the yield curve. Compared to the previous method, the spot rate approach will decrease the interest components of our benefit costs slightly in 2016. There is no impact on the total benefit obligation. We will account for this change prospectively as a change in accounting estimate.

8.	Debt
As of April 1, 2016 our total outstanding principal balance under the credit facility was $1,148 million. Our availability under the revolving portion of the credit facility was $113 million as of April 1, 2016, with $2 million outstanding under letters of credit.
During the three months ended April 1, 2016, in addition to regular mandatory principal payments we purchased $10 million of second lien term loan debt.
Our weighted average outstanding loan balance for the three months ended April 1, 2016 was $1,158 million which accrued interest at a weighted average borrowing rate of approximately 9.13%. Our weighted average outstanding loan balance for the three months ended March 31, 2015 was $662 million which accrued interest at a weighted average borrowing rate of approximately 7.43%.
We believe our most restrictive covenant is the maximum consolidated total net leverage ratio, which as of April 1, 2016 was 4.58:1.00. The consolidated total net leverage ratio is the ratio of (a) (i) funded debt as of such date minus (ii) the unrestricted cash as of such date to (b) consolidated bank EBITDA for the period of the four fiscal quarters most recently ended. As of April 1, 2016, we were in compliance with all covenants under the 2015 Credit Facility.
The carrying value of the term loan excluding original issue discount approximated fair value at April 1, 2016. The fair value of the term loan is based on quotes from a nationally recognized fixed income trading platform and is considered to be a Level 2 input, measured under U.S. GAAP hierarchy.

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
The Company’s interest rate swap liabilities are measured at fair value on a recurring basis and are aggregated by the level in the fair value hierarchy within which those measurements fall. All instruments are classified as Level 2 and there were no transfers of financial instruments between the three levels of fair value hierarchy during the period ended April 1, 2016 and December 31, 2015.
At April 1, 2016, the balance of the interest rate swap liability consisted of $3 million included in other current liabilities in the accompanying Unaudited Consolidated Balance Sheet. The notional amounts of derivative instruments in the Unaudited Consolidated Balance Sheet as of April 1, 2016 were $200 million. The notional amount represents the gross contract notional amount of the derivatives outstanding. The derivative instruments are comprised of $200 million of contracts effective December 31, 2015 which expire December 31, 2016. The other terms of these instruments are as follows:
Contract received:    Floating interest rate        LIBOR (subject to minimum of 1.25%)
Contract pay:    Fixed interest rates        3.09% - 3.18%
The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. If the Company had breached any of these provisions at April 1, 2016, it could have been required to settle its obligations under the agreements at their termination value. As of April 1, 2016, the termination value related to these agreements is a net liability position of $3 million. As of April 1, 2016, the Company has not posted any collateral related to these agreements.
The following table presents our liabilities that are measured at fair value on a recurring basis:

	Fair Value Hierarchy	April 1, 2016	December 31, 2015
Interest rate swap liability	Level 2	$2,746	$3,590

10.	Restructuring Costs
2016 Costs
During the three months ended April 1, 2016 we incurred $5 million in restructuring costs related to severance which will be paid out over the next 12 months.
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
2013 Costs
During the fourth quarter of 2013, we classified several leased facilities as abandoned and recorded a charge of $8 million. This expense will be amortized as we make scheduled lease payments or settle the lease with the landlord.

ENGILITY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts or where otherwise stated)

The activity and balance of the restructuring liability account were as follows:

	Severance and Related Costs	Other Restructuring Costs	Total
Balance as of December 31, 2014	$368	$6,036	$6,404
Additions	14,614	6,476	21,090
Cash payments	(10,976)	(3,041)	(14,017)
Balance as of December 31, 2015	4,006	9,471	13,477
Additions	5,391	—	5,391
Cash payments	(3,258)	(2,432)	(5,690)
Balance as of April 1, 2016	$6,139	$7,039	$13,178
Amounts recognized in the consolidated balance sheets as of April 1, 2016 and December 31, 2015 consist of:

	Severance and Related Costs	Other Restructuring Costs	Total
December 31, 2015:
Other current liabilities	$4,006	$5,392	$9,398
Other liabilities	—	4,079	4,079
Amount recognized	$4,006	$9,471	$13,477
April 1, 2016:
Other current liabilities	$6,139	$3,106	$9,245
Other liabilities	—	3,933	3,933
Amount recognized	$6,139	$7,039	$13,178
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
In accordance with the accounting standard for contingencies, we record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. Generally, the loss is recorded for the amount we expect to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are recorded in other current liabilities in the consolidated balance sheets. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At December 31, 2015 and April 1, 2016, we did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. We believe we have recorded adequate provisions for our litigation matters. We review these provisions quarterly and adjust these provisions to reflect the effect of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter.

12.	Income Taxes
The effective tax rate for the three months ended April 1, 2016 was 29.8% as compared to 31.0% for the three months ended March 31, 2015. The decrease in the effective tax rate, which includes the effects of discrete items, was primarily due to a decrease in nondeductible costs in the three months ended April 1, 2016, as compared to the three months ended March 31, 2015.
The Company continues to benefit from tax attributes acquired with the acquisition of TASC, including net operating losses (“NOLs”).  These tax assets are expected to significantly reduce net cash tax payments through 2024.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our results of operations and financial condition together with the Unaudited Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q (this Form 10-Q), as well as the audited financial statements and the notes thereto included in the 2015 Form 10-K, which provides additional information regarding our products and services, industry outlook and forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” in this Form 10-Q. The financial information discussed below and included in this Form 10-Q may not necessarily reflect what our financial condition, results of operations or cash flows may be in the future.
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
Engility has provided mission-critical services to the U.S. Government for over five decades. Our primary customers include the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Agency for International Development (USAID), U.S. Department of State (DoS), Federal Aviation Administration (FAA), U.S. Department of Homeland Security (DHS), U.S. Department of Veterans Affairs, and allied foreign governments. With our acquisition of TASC on February 26, 2015, we have further diversified our portfolio to add leading positions with U.S. national security and public safety customers, including the National Geospatial-Intelligence Agency (NGA), Defense Intelligence Agency (DIA), and other intelligence agencies, and space agencies such as the National Reconnaissance Office (NRO), National Aeronautical and Space Administration (NASA) and Air Force. The transaction also enhanced our market position with our existing DHS, Defense Threat Reduction Agency (DTRA), FAA and Missile Defense Agency (MDA) customers. We attribute the strength of our customer relationships to our singular focus on services, our strengths in program planning and management, superior past performance, and the experience of our people and their commitment to our customers’ missions.
Executive Summary
Our revenue is spread over a diverse mix of activities and services with no single program accounting for more than 10% of our revenue for the three months ended April 1, 2016 and March 31, 2015.  Revenue for the quarter ended April 1, 2016 was $523 million, an increase of $120 million compared to the first quarter of 2015. This increase was primarily due to a full quarter of revenue in the first quarter of 2016 from our acquisition of TASC in February 2015, which was a primary driver of $105 million in increased intelligence-related contract revenue and $20 million in increased DoD-related revenue, partially offset by $3 million in decreased federal civilian-related contract revenue and $3 million in decreased other contract revenue.
Selling, general and administrative expenses for the quarter ended April 1, 2016 were $47 million, a decrease of $12 million compared to the first quarter of 2015. The decrease in selling, general and administrative expenses primarily resulted from $13 million of acquisition, restructuring and amortization expense related to our acquisitions of TASC and DRC for the three months ended April 1, 2016 as compared to $28 million for similar expenses for the three months ended March 31, 2015 coupled with lower expenses in 2016 resulting from synergies achieved in the restructuring. These were partially offset by a full quarter of financial results in the first quarter of 2016 from TASC as compared to the same period in 2015.
Our operating income for the quarter ended April 1, 2016 was $26 million, an increase of $26 million compared to the first quarter of 2015. The increase in operating income was primarily due to a full quarter of financial results in the first quarter of 2016 from TASC and acquisition-related expenses incurred in the first quarter of 2015.
Economic Opportunities, Challenges, and Risks
We generate substantially all of our revenue from contracts with the U.S. government. For the quarter ended April 1, 2016, $214 million, or 41%, of our total revenue was from contracts with the DoD, compared to $193 million, or 48%, for the quarter ended March 31, 2015. Revenue increased primarily as a result of a full quarter of financial results in the first quarter of 2016 from our acquisition of TASC, partially offset by contracts that have come to the end of our period of performance and new business wins that have not been sufficient to replace the revenue on those contracts.
The U.S. government services market continues to encounter budget, funding, changing mission priorities, and political and legislative challenges, which have adversely impacted spending by both our DoD and Federal agency customers. In addition, competitive pressures in our industry have increased over the last several years, as the overall market for U.S. government services continues to face budget pressures. Trends in the U.S. government contracting process, including a shift towards multiple-award contracts (in which certain contractors are preapproved using indefinite delivery/indefinite quantity (IDIQ) and General Services Administration contract vehicles) and, in some cases, awarding contracts on a low price, technically acceptable basis, have also increased competition for U.S. government contracts. In response to these pressures, we continue to take steps to reduce indirect labor and other costs in our business. We have also increased our focus on our business development efforts to win new business, as evidenced by our increased bid and proposal expenditures in 2016 and 2015.
Despite the budget and competitive pressures impacting the industry, we believe that our focus on reducing costs and increasing our presence in enduring markets has positioned us to expand our customer penetration and benefit from opportunities that we have not previously pursued. We believe long-term competitiveness will likely require companies to offer highly specialized, enduring capabilities in niche markets and/or have sufficient breadth and size to weather future market volatility while continuing to provide cost-efficient services.
TASC Acquisition
On February 26, 2015, we completed the acquisition of TASC, a leading professional services provider to the national security and public safety markets, in an all-stock transaction. For additional information concerning the TASC acquisition, see Note 3 to the accompanying Unaudited Consolidated Financial Statements.
Key Performance Indicators
Total Backlog

	April 1, 2016	December 31, 2015
	(in millions)
Funded backlog	$824	$784
Unfunded backlog	2,111	2,278
Total backlog	$2,935	$3,062
We define total backlog as the value of firm orders received from customers, less the cumulative amount of revenue recognized on such orders and customer deobligations.  Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer) including unexercised options on multi-year contracts.  Total backlog excludes potential orders under IDIQ contracts. We expect that substantially all of our funded backlog at April 1, 2016 will generate revenue during the next twelve month period.
For the three months ended April 1, 2016, net bookings were $396 million, representing a total net book-to-bill of 0.8x. Net bookings represent the estimated amount of revenue to be earned in the future from funded and negotiated unfunded contract awards that were received during the period. Our total net book to bill is calculated as contract orders divided by revenue.
Funded Orders and Book-to-Bill

	Three Months Ended
	April 1, 2016		March 31, 2015
	(in millions)
Funded orders	$563		$430
Funded book-to-bill	1.1	x	1.1	x
On a trailing-twelve month basis, our contract funded orders were approximately $2.1 billion, representing a funded book-to-bill ratio of 0.9x. For the three months ended March 31, 2015, TASC orders are included from the date of acquisition through March 31, 2015.

We define funded orders as orders received during the current period less orders that have been canceled or reduced. We define orders as the value of contract awards received for which funds have been appropriated. Our funded book-to-bill ratio is calculated as funded orders divided by revenue.
Days Sales Outstanding
Days sales outstanding (DSO) as of April 1, 2016, net of advanced payments, was 59 days, as compared to 56 days as of December 31, 2015.
DSO is calculated as net receivables less advance payments and billings in excess of costs incurred, divided by daily revenue (total revenue for the quarter divided by 90 days).
Revenue by Contract Type

	Three Months Ended
	April 1, 2016	March 31, 2015
Cost-plus	59.7%	53.3%
Time-and-material	19.7	23.3
Fixed price	20.6	23.4
Total	100.0%	100.0%
Prime Contractor Revenue

	Three Months Ended
	April 1, 2016	March 31, 2015
Prime	82.2%	82.0%
Subcontractor	17.8	18.0
Total	100.0%	100.0%
Revenue by Customer

	Three Months Ended
	April 1, 2016	March 31, 2015
Department of Defense	40.9%	48.1%
Federal civilian	26.1	34.6
Intelligence	32.5	16.0
Other	0.5	1.3
Total	100.0%	100.0%

Results of Operations — Three Months Ended April 1, 2016 Compared to Three Months Ended March 31, 2015
The following information should be read in conjunction with our Unaudited Consolidated Financial Statements included herein.
The following tables provide our selected financial data for the three months ended April 1, 2016 and March 31, 2015.

	Three Months Ended
	April 1, 2016		March 31, 2015		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Revenue	$522,779	100.0%	$402,647	100.0%	$120,132	29.8%
Revenue: For the three months ended April 1, 2016, revenue was $523 million compared to revenue for the three months ended March 31, 2015 of $403 million, which included $99 million of revenue from TASC for the period from February 26, 2015 to March 31, 2015. In total, revenue increased $120 million, or 29.8%, compared to the three months ended March 31, 2015. This increase was primarily the result of a full quarter of revenue in the first quarter of 2016 from our acquisition of TASC, which was a primary driver of $105 million in increased intelligence-related contract revenue and $20 million in increased DoD-related revenues, partially offset by $3 million in decreased federal civilian-related contract revenue and $3 million in decreased other contract revenue. Engility Afghanistan-related revenue was $14 million for the three months ended April 1, 2016 as compared to $16 million for the three months ended March 31, 2015.

	Three Months Ended
	April 1, 2016		March 31, 2015		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Cost of revenue	$449,330	86.0%	$343,465	85.3%	$105,865	30.8%
Cost of revenue: Total cost of revenue was $449 million for the three months ended April 1, 2016, an increase of 30.8%, compared to $343 million for the three months ended March 31, 2015. The increase in cost of revenue was driven by an increase in revenue of $120 million, or 29.8% for the three months ended April 1, 2016 compared to the three months ended March 31, 2015. Cost of revenue as a percentage of total revenue increased to 86.0% for the three months ended April 1, 2016, compared to 85.3% for the three months ended March 31, 2015.

	Three Months Ended
	April 1, 2016		March 31, 2015		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Selling, general and administrative expenses	$46,976	9.0%	$58,879	14.6%	$(11,903)	(20.2)%
Selling, general and administrative expenses: For the three months ended April 1, 2016, selling, general and administrative expenses were $47 million compared to $59 million for the three months ended March 31, 2015. Selling, general and administrative expenses as a percentage of revenue decreased to 9.0% for the three months ended April 1, 2016, compared to 14.6% for the three months ended March 31, 2015. The decrease in selling, general and administrative expenses primarily resulted from $13 million of acquisition, restructuring and amortization expense related to our acquisitions of TASC and DRC for the three months ended April 1, 2016, as compared to $28 million for similar expenses for the three months ended March 31, 2015, coupled with lower expenses in 2016 resulting from synergies achieved in the restructuring. These were partially offset by a full quarter of financial results in the first quarter of 2016 from TASC as compared to the same period in 2015.

	Three Months Ended
	April 1, 2016		March 31, 2015		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Operating income	$26,473	5.1%	$303	0.1%	$26,170	8,637.0%
Operating income and operating margin: Operating income for the three months ended April 1, 2016 was $26 million, an increase of $26 million compared to the three months ended March 31, 2015. Operating margin increased to 5.1% for the three months ended April 1, 2016, compared to 0.1% for the three months ended March 31, 2015. The increase in operating income was primarily attributable to a full quarter of financial results in the first quarter of 2016 from our acquisition of TASC, as well as lower acquisition, restructuring, and amortization expenses noted above.

	Three Months Ended
	April 1, 2016		March 31, 2015		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Interest expense, net	$29,439	5.6%	$18,594	4.6%	$10,845	58.3%
Interest expense: During the three months ended April 1, 2016, net interest expense was $29 million, compared to $19 million for the three months ended March 31, 2015. The increase in interest expense was primarily due to an increase in interest rates and loan balances due to the debt restructuring in connection with the TASC acquisition.
During the three months ended April 1, 2016, in addition to regular mandatory principal payments we purchased $10 million of second lien term loan debt.
Our weighted average outstanding loan balance for the three months ended April 1, 2016 was $1,158 million which accrued interest at a weighted average borrowing rate of approximately 9.13%. Our weighted average outstanding loan balance for the three months ended March 31, 2015 was $662 million which accrued interest at a weighted average borrowing rate of approximately 7.43%.

	Three Months Ended
	April 1, 2016		March 31, 2015		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Loss before income taxes	$(3,027)	(0.6)%	$(18,318)	(4.5)%	$15,291	NM
Benefit for income taxes	(902)	(0.2)	(5,677)	(1.4)	4,775	NM
Net loss	$(2,125)	(0.4)%	$(12,641)	(3.1)%	$10,516	(83.2)%
Effective tax rate	29.8%		31.0%
*NM = Not meaningful.
Effective income tax rate: The effective tax rate, which includes the effects of discrete items, for the three months ended April 1, 2016 was 29.8%, compared to 31.0% for the three months ended March 31, 2015. The decrease in the effective tax rate was primarily due to a decrease in in nondeductible costs for the three months ended April 1, 2016, as compared to the three months ended March 31, 2015.

	Three Months Ended
	April 1, 2016		March 31, 2015		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Net loss attributable to Engility	$(3,230)	(0.6)%	$(13,367)	(3.3)%	$10,137	(75.8)%
Net loss attributable to Engility: Net loss attributable to Engility was $3 million for the three months ended April 1, 2016 compared to a net loss of $13 million for the three months ended March 31, 2015. The decrease in the net loss for the three months ended April 1, 2016 compared to the same period in 2015 was the result of increased operating income from a full quarter of financial results in the first quarter of 2016 from our acquisition of TASC, as well as lower acquisition, restructuring and amortization expenses. These were partially offset by higher interest expense attributable to the higher average debt balances related to the TASC acquisition, resulting in a $3 million loss before income taxes for the three months ended April 1, 2016 compared to a loss before income taxes of $18 million in the same period in 2015.
Liquidity and Capital Resources
Our primary cash needs are for debt service, working capital, and strategic investments or acquisitions. Under our 2015 Credit Facility, our required payments include principal of $2 million per quarter and estimated quarterly interest of approximately $27 million. We currently believe that our cash from operations, together with our cash on hand and available borrowings under the 2015 Credit Facility are adequate to fund our operating needs for at least the next twelve months. As of April 1, 2016, our availability under the revolving portion of our 2015 Credit Facility was $113 million, net of outstanding letters of credit.
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
The total amount of our accounts receivable can vary significantly over time, but is generally very sensitive to recent revenue levels. Total accounts receivable typically range from 55 to 60 DSO, calculated on trailing three months of revenue. Our DSO, net of advanced payments, was 59 days as of April 1, 2016 and 56 days as of December 31, 2015. DSO increased primarily due to the migration of the remainder of our customers onto our standardized billing system.
The following table represents cash flows for the three months ended April 1, 2016 and March 31, 2015.

	Three Months Ended
	April 1, 2016	March 31, 2015
	(in thousands)
Net cash provided by (used in) operating activities	$29,731	$(47,709)
Net cash (used in) provided by investing activities	(3,879)	25,232
Net cash (used in) provided by financing activities	(16,476)	47,577
Net change in cash and cash equivalents, end of period	$9,376	$25,100
Cash Provided by (Used in) Operating Activities
We generated $30 million of cash from operating activities during the three months ended April 1, 2016, compared to cash used of $48 million during the three months ended March 31, 2015. For the three months ended April 1, 2016, net income and non-cash items added $17 million to operating activities as compared to $16 million for the three months ended March 31, 2015. Net working capital changes for the three months ended April 1, 2016 increased cash from operations by $13 million primarily associated with accrued employment costs, as compared to a decrease of $64 million for the three months ended March 31, 2015. This included approximately $3 million and $41 million of acquisition and restructuring payments for our acquisition of TASC for the three months ended April 1, 2016 and March 31, 2015, respectively, to include transaction costs, restructuring severance, and the settlement of share based payment awards including certain liabilities assumed at the date of the acquisition.
Cash (Used in) Provided by Investing Activities
During the three months ended April 1, 2016, cash used by investing activities was $4 million resulting from payments of capital expenditures. Cash generated in investing activities during the three months ended March 31, 2015 was $25 million resulting primarily from the cash received in the TASC acquisition.

Cash (Used in) Provided by Financing Activities
Net cash used in financing activities for the three months ended April 1, 2016 was $16 million, primarily due to net debt payments of $11 million. During the three months ended April 1, 2016, in addition to regular mandatory principal payments we purchased $10 million of second lien term loan debt. Net cash provided by financing activities for the three months ended March 31, 2015 was $48 million, primarily due to net borrowings of $295 million and offset by the cash dividend of $201 million and $44 million of cash used for fees related to debt and equity issuances.
2015 Credit Facility
For a summary of the terms of the 2015 Credit Facility, see Note 11 in our 2015 Form 10-K.
As of April 1, 2016 we did not have an outstanding balance on our revolving line of credit and our availability under the revolving portion of the 2015 Credit Facility was $113 million, net of outstanding letters of credit. As of April 1, 2016, our total outstanding principal balance under the 2015 Credit Facility was $1,148 million.

	April 1, 2016	December 31, 2015	Change in Net Debt
	(in thousands)
Debt
Term loan balance	$1,147,650	$1,159,725	$(12,075)
Revolver loan balance	—	—	—
Cash	(39,398)	(30,022)	(9,376)
Net debt	$1,108,252	$1,129,703	$(21,451)
Available Liquidity
Cash	$39,398	$30,022	$9,376
Revolver loan availability	112,594	111,653	941
Total available liquidity	$151,992	$141,675	$10,317
Off-Balance Sheet Arrangements
At April 1, 2016, we had no significant off-balance sheet arrangements other than $2 million of outstanding letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers. These letters of credit may be drawn upon in the event of Engility’s nonperformance.
Critical Accounting Policies
There have been no material changes to our critical accounting policies disclosed in our 2015 Form 10-K.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q of Engility Holdings, Inc. contains forward-looking statements, including, without limitation, in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects and expected benefits of acquisitions and competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.
Forward-looking statements involve risks, uncertainties and assumptions. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

(a) the loss or delay of a significant number of our contracts, or unexpected delays in customer payments under our contracts; (b) a decline in or a redirection of the U.S. budget for government services, including in particular the U.S. defense budget; (c) future shutdowns of the U.S. government, or a failure of the U.S. Congress to approve increases to the Federal debt ceiling; (d) the Department of Defense’s wide-ranging efficiencies initiative, which targets affordability and cost growth; (e) the intense competition for contracts in our industry, as well as the frequent protests by unsuccessful bidders; (f) our IDIQ contracts, which are not firm orders for services, and could generate limited or no revenue; (g) our government contracts, which contain unfavorable termination provisions and are subject to audit and modification; (h) the mix of our cost-plus, time-and-material and fixed-price type contracts; (i) our ability to attract and retain key management and personnel; (j) the impairment of our goodwill, which represent a significant portion of the assets on our balance sheet; (k) changes in regulations or any negative findings from a U.S. government audit or investigation; (l) current and future legal and regulatory proceedings; (m) risks associated with our international operations; (n) information security threats and other information technology disruptions; (o) integration, operational and other risks related to our February 2015 acquisition of TASC, including difficulties and delays in fully realizing cost savings; (p) our substantial indebtedness, our ability to comply with the terms of our debt agreements and our ability to finance our future operations, if necessary; (q) U.S. Federal income tax assets and liabilities that relate to the distribution in our Spin-Off from L-3 Communications Holdings, Inc. in July 2012 and the acquisition of TASC; and (r) other factors set forth under the heading “Risk Factors” in the 2015 Form 10-K. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.
For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in the 2015 Form 10-K and Part II, Item 1A of this report. Forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, historical information should not be considered as an indicator of future performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk relates to changes in interest rates for borrowings under our 2015 Credit Facility. A hypothetical 1% increase in interest rates would have increased our interest expense by approximately $3 million for the three months ended April 1, 2016 and likewise decreased our income and cash flows.
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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed with the objective of providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (principal executive officer) (“CEO”) and chief financial officer (principal financial officer) (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Management, with the participation of our CEO and our CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15-15(e) of the Exchange Act, as of April 1, 2016, the end of the period covered by this Form 10-Q. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of the material weakness in our internal control over financial reporting described below. Notwithstanding such material weakness in internal control over financial reporting, our CEO and CFO have concluded that the consolidated financial statements included in this Form 10-Q, present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed, we identified in the third quarter of 2015 a control deficiency that constitutes a material weakness. Specifically, we did not design and maintain effective controls to properly evaluate the income tax benefit in interim periods with losses in accordance with accounting principles generally accepted in the United States. This control deficiency resulted in an adjustment to the Company’s unaudited condensed consolidated financial statements for the third quarter 2015. Additionally, this control deficiency could result in misstatements of the income tax-related accounts and disclosures that would result in a material misstatement of the interim consolidated financial statements that would not be prevented or detected. Accordingly, our management determined that this control deficiency constitutes a material weakness.
With respect to the material weakness previously reported related to the effective controls to properly evaluate the income tax benefit in interim periods with losses, the implementation of the remediation plan remains in process and consists of re-designing, implementing and testing the internal control for determining and recording interim period income tax benefit in periods of interim losses in accordance with accounting principles generally accepted in the United States.
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
Changes in Internal Control Over Financial Reporting
Except as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter that materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information required with respect to this item can be found in Note 11 to the accompanying Unaudited Consolidated Financial Statements contained in this report and is incorporated by reference into this Part II, Item 1.

ITEM 1A.	RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The “Risk Factors” section of the 2015 Form 10-K describes risk and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We believe that there have been no material changes to the risk factors previously disclosed in our 2015 Form 10-K.

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

ENGILITY HOLDINGS, INC.

By:	/s/ Lynn A. Dugle
Lynn A. Dugle
Chief Executive Officer

/s/ Wayne M. Rehberger
Wayne M. Rehberger
Senior Vice President and Chief Financial Officer
Date: May 5, 2016

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
*10.1	Separation Agreement and Release of Claims dated February 29, 2016 by and among Anthony Smeraglinolo and Engility Holdings, Inc.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*    Filed herewith