Form 10-Q
period 2016-07-01
Engility Holdings, Inc.
filed 2016-08-01
CIK 1544229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2016

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

There were 36,773,254 shares of Engility Holdings, Inc. common stock with a par value of $0.01 per share outstanding as of the close of business on July 28, 2016.

ENGILITY HOLDINGS, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	July 1, 2016	December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$33,311	$30,022
Receivables, net	367,750	381,760
Prepaid income taxes	4,868	5,003
Other current assets	27,789	24,655
Total current assets	433,718	441,440
Property, plant and equipment, net	51,334	44,120
Goodwill	1,093,178	1,093,178
Identifiable intangible assets, net	416,820	436,627
Deferred tax assets	231,859	235,397
Other assets	3,484	3,211
Total assets	$2,230,393	$2,253,973
Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$8,447	$8,447
Accounts payable, trade	62,251	54,345
Accrued employment costs	85,904	81,711
Accrued expenses	81,792	82,765
Advance payments and billings in excess of costs incurred	38,059	49,205
Deferred income taxes, current and income tax liabilities	486	695
Other current liabilities	36,224	36,293
Total current liabilities	313,163	313,461
Long-term debt	1,065,486	1,094,029
Income tax liabilities	66,802	68,000
Other liabilities	75,173	72,350
Total liabilities	$1,520,624	$1,547,840
Commitments and contingencies (see Note 11)
Equity:
Preferred stock, par value $0.01 per share, 25,000 shares authorized, none issued or outstanding as of July 1, 2016 or December 31, 2015	—	—
Common stock, par value $0.01 per share, 175,000 shares authorized, 36,773 and 36,735 shares issued and outstanding as of July 1, 2016 and December 31, 2015, respectively	368	368
Additional paid-in capital	1,234,351	1,231,584
Accumulated deficit	(531,631)	(530,895)
Accumulated other comprehensive loss	(5,421)	(7,229)
Non-controlling interest	12,102	12,305
Total equity	709,769	706,133
Total liabilities and equity	$2,230,393	$2,253,973

See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2016	June 30, 2015	July 1, 2016	June 30, 2015
Revenue	$535,432	$575,495	$1,058,211	$978,142
Costs and expenses
Cost of revenue	456,902	486,635	906,232	830,100
Selling, general and administrative expenses	43,467	51,036	90,443	109,915
Total costs and expenses	500,369	537,671	996,675	940,015
Operating income	35,063	37,824	61,536	38,127
Interest expense, net	29,064	30,734	58,503	49,328
Other income (expenses), net	(21)	56	(82)	29
Income (loss) before income taxes	5,978	7,146	2,951	(11,172)
Provision (benefit) for income taxes	1,924	(8,324)	1,022	(14,001)
Net income	4,054	15,470	1,929	2,829
Less: Net income attributable to non-controlling interest	1,560	2,374	2,665	3,100
Net income (loss) attributable to Engility	$2,494	$13,096	$(736)	$(271)

Earnings (loss) per share attributable to Engility
Basic	$0.07	$0.36	$(0.02)	$(0.01)
Diluted	$0.07	$0.35	$(0.02)	$(0.01)

Weighted average number of shares outstanding
Basic	36,727	36,577	36,721	30,478
Diluted	37,350	37,009	36,721	30,478

See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Six Months Ended
	July 1, 2016	June 30, 2015	July 1, 2016	June 30, 2015
Net income	$4,054	$15,470	$1,929	$2,829
Other comprehensive income (loss), net of tax:
Pension liability adjustment, net of tax expense of $253 for both the three and six months ended July 1, 2016 and net of tax benefit of $350 and $327 for the three and six months ended June 30, 2015, respectively	632	(548)	632	(511)
Unrealized gain on derivative instruments, net of tax expense of $385 and $310 for the three months ended July 1, 2016 and June 30, 2015, respectively, and $750 and $383 for the six months ended July 1, 2016 and June 30, 2015, respectively	605	484	1,176	600
Other comprehensive income (loss), net of tax	1,237	(64)	1,808	89
Comprehensive income	5,291	15,406	3,737	2,918
Less: Net income attributable to non-controlling interest	1,560	2,374	2,665	3,100
Comprehensive income (loss) attributable to Engility	$3,731	$13,032	$1,072	$(182)

See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	July 1, 2016	June 30, 2015
Operating activities:
Net income	$1,929	$2,829
Share-based compensation	4,828	7,679
Depreciation and amortization	24,642	25,493
Amortization of bank debt fees	4,865	8,136
Deferred income taxes	2,035	13,965
Changes in operating assets and liabilities, excluding acquired amounts:
Receivables	14,010	13,241
Other assets	(3,251)	(3,977)
Accounts payable, trade	5,597	(19,964)
Accrued employment costs	4,192	(31,373)
Accrued expenses	(903)	(12,350)
Advance payments and billings in excess of costs incurred	(11,146)	(687)
Other liabilities	5,863	(33,219)
Net cash provided by (used in) operating activities	52,661	(30,227)
Investing activities:
Acquisitions, net of cash acquired	—	25,478
Capital expenditures	(9,832)	(2,550)
Net cash (used in) provided by investing activities	(9,832)	22,928
Financing activities:
Gross borrowings from issuance of long-term debt	—	585,000
Repayment of long-term debt	(33,408)	(339,445)
Gross borrowings from revolving credit facility	53,000	138,000
Repayments of revolving credit facility	(53,000)	(96,000)
Debt issuance costs	—	(42,425)
Equity issuance costs	—	(2,430)
Proceeds from share-based payment arrangements	214	279
Payment of employee withholding taxes on share-based compensation	(1,776)	(6,861)
Excess tax deduction on share-based compensation	—	5,103
Dividends paid	(1,702)	(203,101)
Distributions to non-controlling interest member	(2,868)	(1,258)
Net cash (used in) provided by financing activities	(39,540)	36,862
Net change in cash and cash equivalents	3,289	29,563
Cash and cash equivalents, beginning of period	30,022	7,123
Cash and cash equivalents, end of period	$33,311	$36,686

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

Percentage-of-completion contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, developing total revenue and cost at completion estimates require the use of significant judgment.  Contract costs include direct labor and billable expenses, an allocation of allowable indirect costs, and warranty obligations. Billable expenses are comprised of subcontracting costs and other direct costs that often include, but are not limited to, travel-related costs and telecommunications charges. We recognize revenue and billable expenses from these transactions on a gross basis. Assumptions regarding the length of time to complete the contract also include expected increases in wages and prices for materials. Estimates of total contract revenue and costs are monitored during the term of the contract and are subject to revision as the contract progresses. Anticipated losses on contracts are recognized in the period they are deemed probable and can be reasonably estimated.  Anticipated contract losses recorded for the six months ended June 30, 2015 were $2 million and were immaterial for the six months ended July 1, 2016.

For the six months ended July 1, 2016, the recognized amounts related to changes in estimates at completion represented a net increase to revenue and profit of $8 million, of which $2 million was directly related to favorable performance on contracts with award fee.  Amounts related to changes in estimates at completion for the six months ended June 30, 2015 represented a net increase to revenue of $6 million, of which $3 million was directly related to favorable performance on contracts with award fee.

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

Included in unbilled receivables, a component of receivables, net, are certain restructuring costs related to the performance of our U.S. government contracts which are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are expensed outside of our indirect rates and recognized as revenue for the portion we expect to be recoverable in our rates. At both July 1, 2016 and December 31, 2015, these receivables were approximately $11 million and are allocated to contracts when they are paid or otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued expensing of these costs, the profitability of our remaining contracts could be adversely affected.

Revenue and profit in connection with contracts to provide services to the U.S. government that contain collection risk because the contracts are incrementally funded and subject to the availability of funds appropriated are deferred until a contract modification is obtained, indicating that adequate funds are available to the contract or task order.

Income Taxes: As of July 1, 2016, management has determined it is more likely than not a portion of state deferred tax assets, capital loss carryforwards, charitable donations, and foreign tax credits will not be realized and has recorded a valuation allowance against them.  A change in the ability of our operations to continue to generate future taxable income could affect our ability to realize the future tax deductions underlying our deferred tax assets, and require us to provide a valuation allowance against our deferred tax

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

assets. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

Earnings per Share: Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the weighted average effect of all potentially dilutive securities outstanding during the periods. Diluted EPS includes the incremental effect of the employee stock purchase plan, restricted stock units (RSUs), stock options, performance shares, performance retention awards and performance units calculated using the treasury stock method. For the six months ended July 1, 2016 and June 30, 2015, 626,182 shares and 551,547 shares, respectively, were excluded from diluted EPS due to their anti-dilutive effects.  No shares were excluded from diluted EPS for both the three months ended July 1, 2016 and June 30, 2015.

	Three Months Ended		Six Months Ended
	July 1, 2016	June 30, 2015	July 1, 2016	June 30, 2015
Net income (loss) attributable to Engility	$2,494	$13,096	$(736)	$(271)

Weighted average number of shares outstanding – Basic	36,727	36,577	36,721	30,478
Dilutive effect of share-based compensation outstanding after application of the treasury stock method	623	432	—	—
Weighted average number of shares – Diluted	37,350	37,009	36,721	30,478

Earnings (loss) per share attributable to Engility
Basic	$0.07	$0.36	$(0.02)	$(0.01)
Diluted	$0.07	$0.35	$(0.02)	$(0.01)

2.	New Accounting Pronouncements

In May 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The Company is currently evaluating the impact this accounting standard will have on the Company’s consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation and is effective during the same period as ASU 2014-09. The Company is currently evaluating the impact this accounting standard will have on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This update amends the principal-versus-agent implementation guidance and illustrations in the FASB’s new revenue standard (ASC 606). The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact this accounting standard will have on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest, which changes the presentation of debt issuance costs in financial statements. The amendments in this standard require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this standard. The guidance is effective for the annual period ending after December 15, 2015, and for annual and interim periods thereafter.  The Company adopted the standard as of January 1, 2016 and reclassed $19 million and $21 million of debt issuance costs from other assets to long-term debt as of July 1, 2016 and December 31, 2015, respectively.

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

The following pro forma results of operations have been prepared as though the acquisition of TASC had occurred on January 1, 2014. These pro forma results include adjustments for (1) amortization expense for the estimated identifiable intangible assets in the preliminary allocation of purchase price, (2) the removal of historical TASC amortization expense, (3) adjustments to conform TASC policies to Engility's policies related to the timing and recognition of certain contract revenue and costs, (4) the alignment of TASC’s financial calendar to that of Engility and (5) the removal of  acquisition-related expenses incurred and recorded in each of TASC’s and Engility’s results of operations in the six months ended June 30, 2015.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

This pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisition been made as of January 1, 2014 or of results of operations that may occur in the future.

The pro forma information for the three and six months ended June 30, 2015 was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Revenue	$574,368	$1,136,303
Operating income	$45,018	$71,819

4.	Receivables

Our receivables principally relate to contracts with the U.S. government and prime contractors or subcontractors of the U.S. government. The components of contract receivables are presented in the table below.

	July 1, 2016	December 31, 2015
Billed receivables	$115,892	$229,358
Unbilled receivables	263,250	163,882
Allowance for doubtful accounts	(11,392)	(11,480)
Total receivables, net	$367,750	$381,760

The billed receivables at December 31, 2015 reflect a one week acceleration of our billing cycle to invoice contractually billable work in anticipation of the consolidation of our financial systems in early January 2016. This resulted in an increase in our billed receivables, with a corresponding decrease in our unbilled receivables, of approximately $110 million.  The balances as of July 1, 2016 reflect a return to our normal billing cycles.

5.	Goodwill and Identifiable Intangible Assets

Goodwill: In accordance with the accounting standards for business combinations, we record the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition (commonly referred to as the purchase price allocation). The balance of goodwill was $1,093 million at July 1, 2016 and December 31, 2015.

Identifiable Intangible Assets: Information on our identifiable intangible assets that are subject to amortization is presented in the table below.

		July 1, 2016			December 31, 2015
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)
Customer contractual relationships	17	$554,330	$143,888	$410,442	$554,330	$127,264	$427,066
Contractual Backlog	1	21,800	21,800	$—	21,800	18,850	2,950
Technology	15	7,000	622	$6,378	7,000	389	6,611
Total		$583,130	$166,310	$416,820	$583,130	$146,503	$436,627

Our amortization expense recorded for our identifiable intangible assets is presented in the table below.

	Three Months Ended		Six Months Ended
	July 1, 2016	June 30, 2015	July 1, 2016	June 30, 2015
Amortization expense	$8,428	$12,962	$19,807	$19,508

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

6.	Share-Based Compensation

For the Six Months Ended July 1, 2016

Performance Units: During the six months ended July 1, 2016, we granted a total of 411,178 performance units at target level of 100% (with the potential for the delivery of up to 822,356 shares of our common stock at the maximum performance level) to certain of our employees with a grant date fair value of $19.33 per unit.  Included in the total, 81,803 performance units were granted at target level of 100% (with the potential for the delivery of up to 163,606 shares of our common stock at the maximum performance level) to Lynn A. Dugle, our new Chief Executive Officer, with a grant date fair value of $17.97 per unit. Performance units cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2016. The number of shares of our common stock that are ultimately vested and delivered in respect of these performance units will range from 0% to 200% of the target grant amount.  The vesting of performance units depends initially on the Company's performance, as approved by the Compensation Committee of our Board of Directors (the Compensation Committee), based on two metrics: revenue and operating cash flow.  The performance units may be settled in cash or stock at the sole discretion of the Compensation Committee.

Restricted Stock Units: During the six months ended July 1, 2016, we granted a total of 499,993 RSUs to certain employees with a grant date fair value of $18.55 per unit, of which 55,024 RSUs cliff vest on the second anniversary of the grant date, 170,852 RSUs cliff vest on the third anniversary of the grant date and 274,117 RSUs vest over a term of three years from the grant date, 25% on the first anniversary of the grant date, 25% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. Included in the total, 104,619 RSUs were granted to Ms. Dugle with a grant date fair value of $17.97 per unit, of which 50,083 RSUs cliff vest on the second anniversary of the grant date and 54,536 RSUs vest over a term of three years from the grant date. During the six months ended July 1, 2016, we granted 25,704 RSUs to certain of the non-management members of our Board of Directors with a grant date fair value of $23.34 per unit, which vest after one year from the grant date. The employee and director RSUs may be settled in cash or stock upon vesting at the sole discretion of the Compensation Committee.

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

Restricted Stock Units: During the six months ended June 30, 2015, we granted 127,899 RSUs to certain of our employees with a grant date fair value of $32.82 per unit, which vest over a term of three years from the grant date, 25% on the first anniversary of the grant date, 25% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. During the six months ended June 30, 2015, we granted 24,703 RSUs to certain of the non-management members of our Board of Directors with a grant date fair value of $28.34 per unit, which vest after one year from the grant date. The employee and director RSUs may be settled in cash or stock upon vesting at the sole discretion of the Compensation Committee.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

7.	Defined Benefit Plans

Dynamics Research Corporation (DRC) Pension Plan

DRC's defined benefit pension plan (the DRC Plan) is non-contributory covering substantially all employees of DRC who had completed a year of service prior to July 1, 2002. Membership in the DRC Plan was frozen effective July 1, 2002 and participants’ calculated pension benefit was frozen effective December 31, 2006.

Our funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Additional amounts are contributed to assure that plan assets will be adequate to provide retirement benefits. We do not expect to make any contributions during the remainder of 2016 to fund the DRC Plan.

TASC Benefit Plan

Upon the closing of the TASC acquisition, we assumed TASC's defined benefit plan in which certain employees are eligible to participate based upon service with TASC's prior parent. This plan offered two retirement programs, a Retiree Health Reimbursement Account Plan and a Cash Bonus Plan, which provide a restoration of certain pension benefits that would have been forfeited as a result of years of service and final average pay being frozen by TASC's prior parent. In December 2015, the Cash Bonus Plan was terminated.

Net Periodic Benefit Costs

The components of net periodic benefit costs for both plans are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2016	June 30, 2015	July 1, 2016	June 30, 2015
Service cost	$403	$—	$403	$—
Interest cost on projected benefit obligation	559	1,149	1,505	2,187
Expected return on plan assets	(954)	(1,451)	(1,907)	(2,917)
Net loss amortization	64	67	146	116
Net periodic benefit expense (income)	$72	$(235)	$147	$(614)

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

As of July 1, 2016 our total outstanding principal balance under the 2015 Credit Facility (as defined in Note 11 to the Consolidated Financial Statements in our 2015 Form 10-K) was $1,126 million. Our availability under the revolving portion of the 2015 Credit Facility was $113 million as of July 1, 2016, with $2 million outstanding under letters of credit.

During the first half of 2016, we repaid a total of $34 million of our term loan debt, of which $10 million of second lien term loan debt was purchased in the first quarter of 2016 and $20 million of term loan debt was prepaid during the second quarter of 2016.

Our weighted average outstanding loan balance for the three months ended July 1, 2016 was $1,143 million which accrued interest at a weighted average borrowing rate of approximately 9.12%. Our weighted average outstanding loan balance for the six months ended July 1, 2016 was $1,151 million which accrued interest at a weighted average borrowing rate of approximately 9.13%.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

Our weighted average outstanding loan balance for the three months ended June 30, 2015 was $1,238 million which accrued interest at a weighted average borrowing rate of approximately 8.98%. Our weighted average outstanding loan balance for the six months ended June 30, 2015 was $952 million which accrued interest at a weighted average borrowing rate of approximately 7.34%.

We believe our most restrictive covenant is the maximum consolidated total net leverage ratio, which as of July 1, 2016 was 4.77:1.00. The consolidated total net leverage ratio is the ratio of (a) (i) funded debt as of such date minus (ii) the unrestricted cash as of such date to (b) consolidated bank EBITDA for the period of the four fiscal quarters most recently ended. As of July 1, 2016, we were in compliance with all covenants under the 2015 Credit Facility.

The carrying value of the term loan excluding original issue discount approximated fair value at July 1, 2016. The fair value of the term loan is based on quotes from a nationally recognized fixed income trading platform and is considered to be a Level 2 input, measured under U.S. GAAP hierarchy.

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

The Company’s interest rate swap liabilities are measured at fair value on a recurring basis and are aggregated by the level in the fair value hierarchy within which those measurements fall.  All instruments are classified as Level 2 and there were no transfers of financial instruments between the three levels of fair value hierarchy during the period ended July 1, 2016 and December 31, 2015.

At July 1, 2016, the balance of the interest rate swap liability consisted of $2 million included in other current liabilities in the accompanying Unaudited Consolidated Balance Sheet. The notional amounts of derivative instruments in the Unaudited Consolidated Balance Sheet as of July 1, 2016 were $200 million. The notional amount represents the gross contract notional amount of the derivatives outstanding. The derivative instruments are comprised of $200 million of contracts effective December 31, 2015 which expire December 31, 2016.  The other terms of these instruments are as follows:

Contract received:	Floating interest rate	LIBOR (subject to minimum of 1.25%)
Contract pay:	Fixed interest rates	3.09% - 3.18%

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. If the Company had breached any of these provisions at July 1, 2016, it could have been required to settle its obligations under the agreements at their termination value. As of July 1, 2016, the termination value related to these agreements is a net liability position of $2 million.  As of July 1, 2016, the Company has not posted any collateral related to these agreements.

The following table presents our liabilities that are measured at fair value on a recurring basis:

	Fair Value Hierarchy	July 1, 2016	December 31, 2015
Interest rate swap liability	Level 2	$1,847	$3,590

10.	Restructuring Costs

2016 Costs

During the six months ended July 1, 2016 we incurred $7 million in restructuring costs related to severance which will be paid out by the end of 2016.

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

The activity and balance of the restructuring liability account were as follows:

	Severance and Related Costs	Other Restructuring Costs	Total
Balance as of December 31, 2014	$368	$6,036	$6,404
Additions	14,614	6,476	21,090
Cash payments	(10,976)	(3,041)	(14,017)
Balance as of December 31, 2015	$4,006	$9,471	$13,477
Additions	6,503	—	6,503
Cash payments	(4,605)	(3,163)	(7,768)
Balance as of July 1, 2016	$5,904	$6,308	$12,212

Amounts recognized in the consolidated balance sheets as of July 1, 2016 and December 31, 2015 consist of:

	Severance and Related Costs	Other Restructuring Costs	Total
December 31, 2015
Other current liabilities	$4,006	$5,392	$9,398
Other liabilities	—	4,079	4,079
Amount recognized	$4,006	$9,471	$13,477
July 1, 2016
Current liabilities	$5,904	$2,517	$8,421
Other liabilities	—	3,791	3,791
Amount recognized	$5,904	$6,308	$12,212

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

In accordance with the accounting standard for contingencies, we record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. Generally, the loss is recorded for the amount we expect to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are recorded in other current liabilities in our consolidated balance sheets. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At December 31, 2015 and July 1, 2016, we did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. We believe we have recorded adequate provisions for our litigation matters. We review these provisions quarterly and adjust these provisions to reflect the effect of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter.

12.	Income Taxes

The effective tax rate for the three months ended July 1, 2016 was 32.2% as compared to (116.5)% for the three months ended June 30, 2015. The increase in the effective tax rate, which includes the effects of discrete items, was due principally to a liability reversal for uncertain tax positions relating to a 2010 and 2011 IRS tax audit which was settled in the three months ended June 30, 2015.

The effective tax rate for the six months ended July 1, 2016 was 34.6% as compared to 125.3% for the six months ended June 30, 2015. The decrease in the effective tax rate, which includes the effects of discrete items, was due principally to a liability reversal for uncertain tax positions relating to a 2010 and 2011 IRS tax audit which was settled in the six months ended June 30, 2015.

The Company continues to benefit from tax attributes acquired with the acquisition of TASC, including net operating losses.  These tax assets are expected to significantly reduce net cash tax payments through 2024.

13.	Subsequent Events

On July 25, 2016, the Company announced its intent to refinance its first and second lien term loan facilities and expand its revolving credit facility, subject to market and other conditions. The objectives of the refinancing and credit facility expansion are to reduce the Company’s interest expense, increase its financial flexibility and extend its weighted average debt maturity. The terms of the potential refinancing will be disclosed upon the completion of the transaction, which is anticipated to occur in early to mid-August 2016.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition together with the Unaudited Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q (this Form 10-Q), as well as the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (SEC) on March 8, 2016 (2015 Form 10-K), which provides additional information regarding our products and services, industry outlook and forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” in this Form 10-Q. The financial information discussed below and included in this Form 10-Q may not necessarily reflect what our financial condition, results of operations or cash flows may be in the future.

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

Engility has provided mission-critical services to the U.S. government for over five decades. Our primary customers include the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Agency for International Development (USAID), U.S. Department of State (DoS), Federal Aviation Administration (FAA), U.S. Department of Homeland Security (DHS), U.S. Department of Veterans Affairs, and allied foreign governments.  With our acquisition of TASC, Inc. (TASC) on February 26, 2015, we have further diversified our portfolio to add leading positions with U.S. national security and public safety customers, including the National Geospatial-Intelligence Agency (NGA), Defense Intelligence Agency (DIA), and other intelligence agencies, and space agencies such as the National Reconnaissance Office (NRO), National Aeronautics and Space Administration (NASA) and Air Force.  The transaction also enhanced our market position with our existing DHS, Defense Threat Reduction Agency (DTRA), FAA and Missile Defense Agency (MDA) customers. We attribute the strength of our customer relationships to our singular focus on services, our strengths in program planning and management, superior past performance, and the experience of our people and their commitment to our customers’ missions.

Executive Summary

Our revenue is spread over a diverse mix of activities and services with no single program accounting for more than 10% of our revenue for the three and six months ended July 1, 2016 and June 30, 2015.  Revenue for the second quarter of 2016 was $535 million, a decrease of $40 million compared to the second quarter of 2015. This decrease was due to $26 million in decreased DoD-related revenue, $11 million in decreased other contract revenue and $8 million in decreased federal civilian-related contract revenue, partially offset by $4 million in increased intelligence-related contract revenue.

Selling, general and administrative expenses for the second quarter of 2016 were $43 million, a decrease of $8 million compared to the second quarter of 2015. The decrease in selling, general and administrative expenses primarily resulted from lower acquisition, restructuring and amortization expense related to our acquisitions of TASC and Dynamics Research Corporation (DRC) coupled with lower expenses in 2016 resulting from synergies achieved in our restructuring following these acquisitions.  Acquisition, restructuring and amortization expense related to our acquisitions of TASC and DRC for the second quarter of 2016 were $9 million as compared to $15 million for similar expenses for the second quarter of 2015.

Our operating income for the second quarter of 2016 and 2015 was $35 million and $38 million, respectively.  Operating income was negatively affected primarily due to lower revenue; however, it was partially offset by the decrease in the second quarter of 2016 in acquisition-related expenses incurred in the second quarter of 2016 as compared to the second quarter of 2015.

Economic Opportunities, Challenges, and Risks

We generate substantially all of our revenue from contracts with the U.S. government. For the second quarter of 2016, $217 million, or 40.5%, of our total revenue was from contracts with the DoD, compared to $243 million, or 42.2%, for the second quarter of 2015. Revenue decreased primarily as a result of contracts that have come to the end of our period of performance and new business wins that have not been sufficient to replace the revenue on those contracts.

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

Key Performance Indicators

Total Backlog

	July 1, 2016	December 31, 2015
	(in millions)
Funded	$753	$784
Unfunded	2,279	2,278
Total	$3,032	$3,062

We define total backlog as the value of firm orders received from customers, less the cumulative amount of revenue recognized on such orders and customer deobligations.  Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer) including unexercised options on multi-year contracts.  Total backlog excludes potential orders under multiple award IDIQ contracts. We expect that substantially all of our funded backlog at July 1, 2016 will generate revenue during the next twelve month period.

Net Bookings and Book-to-Bill

For the second quarter of 2016, net bookings were $632 million, representing a total net book-to-bill of 1.2x. For the six months ended July 1, 2016, net bookings were $1,028 million, representing a total net book-to-bill of 1.0x. Net bookings represent the estimated amount of revenue to be earned in the future from funded and negotiated unfunded contract awards that were received during the period. Our total net book to bill is calculated as net bookings divided by revenue.

2.00.9Days Sales Outstanding

Days sales outstanding (DSO) as of July 1, 2016, net of advanced payments, was 55 days, as compared to 56 days as of December 31, 2015.

DSO is calculated as net receivables less advance payments and billings in excess of costs incurred, divided by daily revenue (total revenue for the quarter divided by 90 days).

Revenue by Contract Type

	Three Months Ended		Six Months Ended
	July 1, 2016	June 30, 2015	July 1, 2016	June 30, 2015
Cost plus	59.3%	60.4%	59.5%	57.5%
Time and material	20.2%	20.3%	19.9%	21.6%
Fixed price	20.5%	19.3%	20.6%	20.9%
Total	100.0%	100.0%	100.0%	100.0%

Prime Contractor Revenue

	Three Months Ended		Six Months Ended
	July 1, 2016	June 30, 2015	July 1, 2016	June 30, 2015
Prime	82.8%	83.4%	82.5%	82.8%
Sub	17.2%	16.6%	17.5%	17.2%
Total	100.0%	100.0%	100.0%	100.0%

Revenue by Customer

	Three Months Ended		Six Months Ended
	July 1, 2016	June 30, 2015	July 1, 2016	June 30, 2015
DoD	40.5%	42.2%	40.7%	44.6%
Federal Civilian	27.2%	26.6%	26.7%	29.9%
Intel	31.9%	29.0%	32.1%	23.7%
Other	0.4%	2.2%	0.5%	1.8%
Total	100.0%	100.0%	100.0%	100.0%

Results of Operations — Three Months Ended July 1, 2016 Compared to Three Months Ended June 30, 2015

The following information should be read in conjunction with our Unaudited Consolidated Financial Statements included herein.

The following tables provide our selected financial data for the three months ended July 1, 2016 and June 30, 2015.

	Three Months Ended
	July 1, 2016		June 30, 2015		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Revenue	$535,432	100.0%	$575,495	100.0%	$(40,063)	(7.0)%

Revenue: For the three months ended July 1, 2016, revenue was $535 million compared to revenue for the three months ended June 30, 2015 of $575 million, a decrease of decreased$40 million, or 7.0%, compared to the three months ended June 30, 2015. Revenue decreased primarily as a result of contracts that have come to the end of our period of performance and new business wins that have not been sufficient to replace the revenue on those contracts, which was a primary driver of $26 million in decreased DoD-related revenue, $11 million in decreased other contract revenue, $8 million in decreased federal civilian-related contract revenue, partially offset by $4 million in increased intelligence-related contract revenue. Engility Afghanistan-related revenue was $12 million for the three months ended July 1, 2016 as compared to $14 million for the three months ended June 30, 2015.

	Three Months Ended
	July 1, 2016		June 30, 2015		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Cost of revenue	$456,902	85.3%	$486,635	84.6%	$(29,733)	(6.1)%

Cost of revenue: Total cost of revenue was $457 million for the three months ended July 1, 2016, a decrease of 6.1%, compared to $487 million for the three months ended June 30, 2015. The decrease in cost of revenue was driven by a decrease in revenue of $40 million, or 7.0% for the three months ended July 1, 2016 compared to the three months ended June 30, 2015. Cost of revenue as a percentage of total revenue increased to 85.3% for the three months ended July 1, 2016, compared to 84.6% for the three months ended June 30, 2015.

	Three Months Ended
	July 1, 2016		June 30, 2015		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Selling, general and administrative expenses	$43,467	8.1%	$51,036	8.9%	$(7,569)	(14.8)%

Selling, general and administrative expenses: For the three months ended July 1, 2016, selling, general and administrative expenses were $43 million compared to $51 million for the three months ended June 30, 2015. Selling, general and administrative expenses as a percentage of revenue was 8.1% for the three months ended July 1, 2016, compared to 8.9% for the three months ended June 30, 2015. The decrease in selling, general and administrative expenses primarily resulted from lower acquisition, restructuring and amortization expense related to our acquisitions of TASC and DRC coupled with lower expenses in 2016 resulting from synergies achieved in the restructuring.  Acquisition, restructuring and amortization expense related to our acquisitions of TASC and DRC for the second quarter of 2016 were $9 million as compared to $15 million for similar expenses for the second quarter of 2015.

	Three Months Ended
	July 1, 2016		June 30, 2015		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Operating income	$35,063	6.5%	$37,824	6.6%	$(2,761)	(7.3)%

Operating income and operating margin: Operating income for the three months ended July 1, 2016 and June 30, 2015 was $35 million and $38 million, respectively. Operating margin was 6.5% for the three months ended July 1, 2016, compared to 6.6% for the three months ended June 30, 2015. Operating income was negatively affected primarily due to lower revenue, however it was partially offset by the decrease in acquisition-related expenses incurred in the second quarter of 2016 as compared to the second quarter of 2015.

	Three Months Ended
	July 1, 2016		June 30, 2015		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Interest expense, net	$29,064	5.4%	$30,734	5.3%	$(1,670)	(5.4)%

Interest expense: During the three months ended July 1, 2016, net interest expense was $29 million, compared to $31 million for the three months ended June 30, 2015. The decrease in interest expense was primarily due to the lower average debt balances related to the TASC acquisition, partially offset by higher interest rates.  During the second quarter of 2016, we repaid a total of $22 million of our term loan debt, of which $20 million was prepaid.

Our weighted average outstanding loan balance for the three months ended July 1, 2016 was $1,143 million, which accrued interest at a weighted average borrowing rate of approximately 9.12%. Our weighted average outstanding loan balance for the three months ended June 30, 2015 was $1,238 million, which accrued interest at a weighted average borrowing rate of approximately 8.98%.

	Three Months Ended
	July 1, 2016		June 30, 2015		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Income before income taxes	$5,978	1.1%	$7,146	1.2%	$(1,168)	NM
Provision (benefit) for income taxes	1,924	0.4	(8,324)	(1.4)	10,248	NM
Net income	$4,054	0.8%	$15,470	2.7%	$(11,416)	(73.8)%
Effective tax rate	32.2%		(116.5)%

*NM = Not meaningful

Effective income tax rate: The effective tax rate for the three months ended July 1, 2016 was 32.2% as compared to (116.5)% for the three months ended June 30, 2015. The increase in the effective tax rate, which includes the effects of discrete items, was due principally to a liability reversal for uncertain tax positions relating to a 2010 and 2011 IRS tax audit which was settled in the three months ended June 30, 2015.

	Three Months Ended
	July 1, 2016		June 30, 2015		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Net income attributable to Engility	$2,494	0.5%	$13,096	2.3%	$(10,602)	(81.0)%

Net income attributable to Engility: Net income attributable to Engility was $2 million for the three months ended July 1, 2016 compared to $13 million for the three months ended June 30, 2015. The decrease in net income attributable to Engility for the three months ended July 1, 2016 compared to the same period in 2015 was $6$7a result of reasons previously mentioned as well as a decrease in income from our joint venture.

Results of Operations — Six Months Ended July 1, 2016 Compared to Six Months Ended June 30, 2015

The following information should be read in conjunction with our Unaudited Consolidated Financial Statements included herein.

The following tables provide our selected financial data for the six months ended July 1, 2016 and June 30, 2015.

	Six Months Ended
	July 1, 2016		June 30, 2015		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Revenue	$1,058,211	100.0%	$978,142	100.0%	$80,069	8.2%

Revenue: For the six months ended July 1, 2016, revenue was $1,058 million compared to $978 million for the six months ended June 30, 2015, which included $370 million of revenue from TASC for the period from February 26, 2015 to June 30, 2015. In total, revenue increased $80 million, or 8.2%, compared to the six months ended June 30, 2015. The increase was primarily the result of a full half year of revenue in the first half of 2016 from our acquisition of TASC, which was a primary driver of $109 million in increased intelligence-related contract revenue, partially offset by $13 million in decreased other contract revenue, $10 million in decreased federal civilian-related contract revenue and $6 million in decreased DoD-related revenues. Engility Afghanistan-related revenue was $26 million for the six months ended July 1, 2016 as compared to $30 million for the six months ended June 30, 2015.

	Six Months Ended
	July 1, 2016		June 30, 2015		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Cost of revenue	$906,232	85.6%	$830,100	84.9%	$76,132	9.2%

Cost of revenue: Total cost of revenue was $906 million for the six months ended July 1, 2016, an increase of 9.2%, compared to $830 million for the six months ended June 30, 2015. The increase in cost of revenue was driven by an increase in revenue of $80 million, or 8.2%, for the six months ended July 1, 2016 compared to the six months ended June 30, 2015. Cost of revenue as a percentage of total revenue increased to 85.6% for the six months ended July 1, 2016, compared to 84.9% for the six months ended June 30, 2015 resulting from lower contract profit.

	Six Months Ended
	July 1, 2016		June 30, 2015		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Selling, general and administrative expenses	$90,443	8.5%	$109,915	11.2%	$(19,472)	(17.7)%

Selling, general and administrative expenses: For the six months ended July 1, 2016, selling, general and administrative expenses were $90 million, compared to $110 million for the six months ended June 30, 2015. Selling, general and administrative expenses as a percentage of revenue decreased to 8.5% for the six months ended July 1, 2016, compared to 11.2% for the six months ended June 30, 2015. The decrease in selling, general and administrative expenses, including as a percentage of revenue, primarily resulted from $22 million of acquisition, restructuring and amortization expense related to our acquisitions of TASC and DRC for the six months ended July 1, 2016, as compared to $43 million for similar expenses for the six months ended June 30, 2015, coupled with lower expenses in 2016 resulting from synergies achieved in the restructuring.  These were partially offset by a full half year of financial results in the first half of 2016 from TASC as compared to the same period in 2015.

	Six Months Ended
	July 1, 2016		June 30, 2015		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Operating income	$61,536	5.8%	$38,127	3.9%	$23,409	61.4%

Operating income and operating margin: Operating income for the six months ended July 1, 2016 was $62 million, compared to $38 million for the six months ended June 30, 2015. Operating margin was 5.8% for the six months ended July 1, 2016, compared to 3.9% for the six months ended June 30, 2015. The increase in operating income was primarily attributable to higher revenue and lower acquisition, restructuring, and amortization expenses noted above as well as a full half year of financial results in the first half of 2016 from TASC as compared to the same period in 2015.

	Six Months Ended
	July 1, 2016		June 30, 2015		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Interest expense, net	$58,503	5.5%	$49,328	5.0%	$9,175	18.6%

Interest expense: During the six months ended July 1, 2016, net interest expense was $59 million, compared to $49 million for the six months ended June 30, 2015. The increase in interest expense was primarily due to an increase in interest rates and loan balances due to the debt restructuring in connection with the TASC acquisition.

During the first half of 2016, we repaid a total of $34 million of our term loan debt, of which $10 million of second lien term loan debt was purchased in the first quarter of 2016 and $20 million of term loan debt was prepaid during the second quarter of 2016.

Our weighted average outstanding loan balance for the six months ended July 1, 2016 was $1,151 million, which accrued interest at a weighted average borrowing rate of approximately 9.13%. Our weighted average outstanding loan balance for the six months ended June 30, 2015 was $952 million, which accrued interest at a weighted average borrowing rate of approximately 7.34%.

	Six Months Ended
	July 1, 2016		June 30, 2015		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Income (loss) before income taxes	$2,951	0.3%	$(11,172)	(1.1)%	$14,123	NM
Provision (benefit) for income taxes	1,022	0.1	(14,001)	(1.4)	15,023	NM
Net income	$1,929	0.2%	$2,829	0.3%	$(900)	(31.8)%
Effective tax rate	34.6%		125.3%

*NM = Not meaningful

Effective income tax rate: The effective tax rate for the six months ended July 1, 2016 was 34.6% as compared to 125.3% for the six months ended June 30, 2015. The decrease in the effective tax rate, which includes the effects of discrete items, was due principally to a liability reversal for uncertain tax positions relating to a 2010 and 2011 IRS tax audit which was settled in the six months ended June 30, 2015.

	Six Months Ended
	July 1, 2016		June 30, 2015		Dollar Change	Percentage Change
	(in thousands; except percentage of revenue)
Net loss attributable to Engility	$(736)	(0.1)%	$(271)	(0.0)%	$(465)	171.6%

Net loss attributable to Engility: Net loss attributable to Engility was $1 million for the six months ended July 1, 2016 compared to $271 thousand for the six months ended June 30, 2015. The slight increase in net loss attributable to Engility for the six months ended July 1, 2016 compared to the same period in 2015 was the result of $3$11items previously mentioned as well as a decrease in income from our joint venture.

Liquidity and Capital Resources

Our primary cash needs are for debt service, working capital, and strategic investments or acquisitions. Under our 2015 Credit Facility, our required payments include principal of $2 million per quarter and estimated quarterly interest of approximately $26 million. We currently believe that our cash from operations, together with our cash on hand and available borrowings under the 2015 Credit Facility are adequate to fund our operating needs for at least the next twelve months. As of July 1, 2016, our availability under the revolving portion of our 2015 Credit Facility was $113 million, net of outstanding letters of credit.

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

The total amount of our accounts receivable can vary significantly over time but is generally very sensitive to recent revenue levels. Total accounts receivable typically range from 55 to 60 DSO, calculated on trailing three months of revenue. Our DSO, net of advanced payments, was 55 days as of July 1, 2016 and 56 days as of December 31, 2015.

The following table represents cash flows for the six months ended July 1, 2016 and June 30, 2015.

	Six Months Ended
	July 1, 2016	June 30, 2015
	(in thousands)
Net cash provided by (used in) operating activities	$52,661	$(30,227)
Net cash (used in) provided by investing activities	(9,832)	22,928
Net cash (used in) provided by financing activities	(39,540)	36,862
Net change in cash and cash equivalents, end of period	$3,289	$29,563

Cash Provided by (Used in) Operating Activities

We generated $53 million of cash from operating activities during the six months ended July 1, 2016, compared to cash used of $30 million during the six months ended June 30, 2015. For the six months ended July 1, 2016, net income and non-cash items added $38 million to operating activities as compared to $58 million for the six months ended June 30, 2015. The decrease in non-cash items was primarily due to a liability reversal for uncertain tax positions related to an IRS income tax audit settlement for tax years 2010 and 2011 and nondeductible acquisition costs for the six months ended June 30, 2015.  Net working capital changes for the six months ended July 1, 2016 increased cash from operations by $14 million primarily associated with net cash inflows from accounts receivable, as compared to a decrease of $88 million for the six months ended June 30, 2015. The increase in net working capital changes was primarily due to approximately $4 million of acquisition and restructuring payments for our acquisition of TASC for the six months ended July 1, 2016 compared to $64 million for the six months ended June 30, 2015, to include transaction costs, restructuring severance, and the settlement of share based payment awards including certain liabilities assumed at the date of the acquisition.

Cash (Used in) Provided by Investing Activities

During the six months ended July 1, 2016, cash used by investing activities was $10 million resulting from payments of capital expenditures. Cash generated in investing activities during the six months ended June 30, 2015 was $23 million resulting primarily from the cash received in the TASC acquisition.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the six months ended July 1, 2016 was $40 million, primarily due to net debt payments of $33 million. During the six months ended July 1, 2016, in addition to regular mandatory principal payments, we purchased $10 million of second lien term loan debt and prepaid $20 million of term loan debt.  Net cash provided by financing activities for the six months ended June 30, 2015 was $37 million, primarily due to net borrowings of $288 million and offset by the cash dividend of $203 million and $45 million of cash used for fees related to debt and equity issuances.

2015 Credit Facility

For a summary of the terms of the 2015 Credit Facility, see Note 11 to the Consolidated Financial Statements in our 2015 Form 10-K.

As of July 1, 2016 we did not have an outstanding balance on our revolving line of credit, and our availability under the revolving portion of the 2015 Credit Facility was $113 million, net of outstanding letters of credit. As of July 1, 2016, our total outstanding principal balance under the 2015 Credit Facility was $1,126 million.

	July 1, 2016	December 31, 2015	Change
Debt
Term loan balance	$1,125,575	$1,159,725	$(34,150)
Revolver loan balance	—	—	—
Cash	(33,311)	(30,022)	(3,289)
Net debt	$1,092,264	$1,129,703	$(37,439)

Available liquidity
Cash	$33,311	$30,022	$3,289
Revolver availability	112,890	111,653	1,237
Total available liquidity	$146,201	$141,675	$4,526

Off-Balance Sheet Arrangements

At July 1, 2016, we had no significant off-balance sheet arrangements other than $2 million of outstanding letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers. These letters of credit may be drawn upon in the event of Engility’s nonperformance.

Critical Accounting Policies

There have been no material changes to our critical accounting policies disclosed in our 2015 Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements, including, without limitation, in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects and expected benefits of acquisitions and competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: (a) the loss or delay of a significant number of our contracts, or unexpected delays in customer payments under our contracts; (b) a decline in or a redirection of the U.S. budget for government services, including in particular the U.S. defense budget; (c) future shutdowns of the U.S. government, or a failure of the U.S. Congress to approve increases to the Federal debt ceiling; (d) the Department of Defense’s wide-ranging efficiencies initiative, which targets affordability and cost growth; (e) the intense competition for contracts in our industry, as well as the frequent protests by unsuccessful bidders; (f) our IDIQ contracts, which are not firm orders for services and could generate limited or no revenue; (g) our government contracts, which contain unfavorable termination provisions and are subject to audit and modification; (h) the mix of our cost-plus, time-and-material and fixed-price type contracts; (i) our ability to attract and retain key management and personnel; (j) the impairment of our goodwill, which represents a significant portion of the assets on our balance sheet; (k) changes in regulations or any negative findings from a U.S. government audit or investigation; (l) current and future legal and regulatory proceedings; (m) risks associated with our international operations; (n) information security threats and other information technology disruptions; (o) integration, operational and other risks related to our February 2015 acquisition of TASC, including difficulties and delays in fully realizing cost savings; (p) our substantial indebtedness, our ability to comply with the terms of our debt agreements and our ability to finance our future operations, if necessary; (q) U.S. Federal income tax assets and liabilities that relate to the distribution in our spin-off from L-3 Communications Holdings, Inc. in July 2012 and the acquisition of TASC; and (r) other factors set forth under the heading “Risk Factors” in the 2015 Form 10-K. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates for borrowings under our 2015 Credit Facility. A hypothetical 1% increase in interest rates would have increased our interest expense by approximately $6 million for the six months ended July 1, 2016 and likewise decreased our income and cash flows.

We are exposed to market risk related to changes in interest rates, and we periodically enter into interest rate swap agreements to manage our exposure to these fluctuations. Our interest rate swap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates. The notional amounts of the swap agreements represent balances used to calculate the exchange of cash flows and are not our assets or liabilities. Our credit risk related to these agreements is considered low because the swap counterparties are creditworthy financial institutions. The interest payments under these agreements are settled on a net basis. These derivatives have been recognized in the financial statements at their respective fair values. Changes in the fair values of these derivatives, which are designated as cash flow hedges, are included in other comprehensive income. We do not have any derivatives outstanding that are not designated as hedges.

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

Management, with the participation of our CEO and our CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15-15(e) of the Exchange Act, as of July 1, 2016, the end of the period covered by this Form 10-Q. Based on their evaluation, our CEO and CFO concluded that, as of July 1, 2016, our disclosure controls and procedures were effective at a reasonable assurance level.

Remediation of Previously Reported Material Weakness

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, in the third quarter of 2015, our management identified a material weakness in our internal control over financial reporting related to the evaluation of the income tax benefit in interim periods with losses in accordance with accounting principles generally accepted in the United States.

Management developed a remediation plan (the “Remediation Plan”), pursuant to which the Company completed in the second quarter of 2016 the re-design,  implementation and testing of a control for evaluating and recognizing interim period income tax benefit in periods of interim losses in accordance with accounting principles generally accepted in the United States.

Management concluded that, as of July 1, 2016, the above measures effectively remediated the control deficiency that gave rise to this material weakness.

Changes in Internal Control Over Financial Reporting

Except as described in the Remediation of Previously Reported Material Weakness section above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter that materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 11 to the accompanying Unaudited Consolidated Financial Statements contained in this report and is incorporated by reference into this Part II, Item 1.

ITEM 1A.  RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The “Risk Factors” section of our 2015 Form 10-K describes risk and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We believe that there have been no material changes to the risk factors previously disclosed in our 2015 Form 10-K.

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
Lynn A. Dugle
Chief Executive Officer

/s/ Wayne M. Rehberger
Wayne M. Rehberger
Senior Vice President and Chief Financial Officer

Date: August 1, 2016

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

10.1

Engility Holdings, Inc. Second Amended and Restated 2012 Long Term Performance Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 2, 2016 (File No. 001-35487)).

10.2	Engility Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 2, 2016 (File No. 001-35487)).

*10.3	Non-Compete Agreement, dated as of June 29, 2016, by and between Engility Holdings, Inc. and Anthony Smeraglinolo.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith