Form 10-Q
period 2016-09-30
Engility Holdings, Inc.
filed 2016-11-01
CIK 1544229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35487

ENGILITY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1748527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4803 Stonecroft Blvd., Chantilly, VA	20151
(Address of principal executive offices)	(Zip Code)

(703) 633-8300

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

There were 36,775,675 shares of Engility Holdings, Inc. common stock with a par value of $0.01 per share outstanding as of the close of business on October 27, 2016.

ENGILITY HOLDINGS, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2016	December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$60,687	$30,022
Receivables, net	355,275	381,760
Prepaid income taxes	5,469	5,003
Assets held for sale	2,313	—
Other current assets	27,327	24,655
Total current assets	451,071	441,440
Property, plant and equipment, net	48,624	44,120
Goodwill	1,093,178	1,093,178
Identifiable intangible assets, net	408,392	436,627
Deferred tax assets	229,370	235,397
Other assets	3,368	3,211
Total assets	$2,234,003	$2,253,973
Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$26,947	$8,447
Accounts payable, trade	57,245	54,345
Accrued employment costs	112,125	81,711
Accrued expenses	73,356	82,765
Advance payments and billings in excess of costs incurred	36,833	49,205
Deferred income taxes, current and income tax liabilities	327	695
Other current liabilities	35,063	36,293
Total current liabilities	341,896	313,461
Long-term debt	1,054,593	1,094,029
Income tax liabilities	67,048	68,000
Other liabilities	74,220	72,350
Total liabilities	$1,537,757	$1,547,840
Commitments and contingencies (see Note 11)
Equity:
Preferred stock, par value $0.01 per share, 25,000 shares authorized, none issued or outstanding as of September 30, 2016 or December 31, 2015	—	—
Common stock, par value $0.01 per share, 175,000 shares authorized, 36,773 and 36,735 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	368	368
Additional paid-in capital	1,236,636	1,231,584
Accumulated deficit	(548,388)	(530,895)
Accumulated other comprehensive loss	(4,898)	(7,229)
Non-controlling interest	12,528	12,305
Total equity	696,246	706,133
Total liabilities and equity	$2,234,003	$2,253,973

See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue	$511,800	$570,459	$1,570,011	$1,548,601
Costs and expenses
Cost of revenue	435,594	486,382	1,341,826	1,316,482
Selling, general and administrative expenses	39,337	49,578	129,780	159,493
Total costs and expenses	474,931	535,960	1,471,606	1,475,975
Operating income	36,869	34,499	98,405	72,626
Interest expense, net	50,855	31,261	109,358	80,589
Other income (expenses), net	—	15	(82)	44
Income (loss) before income taxes	(13,986)	3,253	(11,035)	(7,919)
Provision (benefit) for income taxes	1,348	(1,661)	2,370	(15,662)
Net income (loss)	(15,334)	4,914	(13,405)	7,743
Less: Net income attributable to non-controlling interest	1,423	1,264	4,088	4,364
Net income (loss) attributable to Engility	$(16,757)	$3,650	$(17,493)	$3,379

Earnings (loss) per share attributable to Engility
Basic	$(0.46)	$0.10	$(0.48)	$0.10
Diluted	$(0.46)	$0.10	$(0.48)	$0.10

Weighted average number of shares outstanding
Basic	36,735	36,623	36,726	32,527
Diluted	36,735	37,136	36,726	33,065

See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income (loss)	$(15,334)	$4,914	$(13,405)	$7,743
Other comprehensive income, net of tax:
Pension liability adjustment, net of tax expense of $253 and net of tax benefit of $327 for the nine months ended September 30, 2016 and 2015, respectively	—	—	632	(511)
Unrealized gain on derivative instruments, net of tax expense of $334 and $301 for the three months ended September 30, 2016 and 2015, respectively, and $1,084 and $684 for the nine months ended September 30, 2016 and 2015, respectively	523	472	1,699	1,072
Other comprehensive income, net of tax	523	472	2,331	561
Comprehensive income (loss)	(14,811)	5,386	(11,074)	8,304
Less: Net income attributable to non-controlling interest	1,423	1,264	4,088	4,364
Comprehensive income (loss) attributable to Engility	$(16,234)	$4,122	$(15,162)	$3,940

See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Operating activities:
Net income (loss)	$(13,405)	$7,743
Share-based compensation	7,073	9,351
Depreciation and amortization	35,951	42,244
Loss on disposal of property, plant and equipment	52	674
Bad debt expense	284	—
Loss on extinguishment of debt	4,642	—
Amortization of bank debt fees	3,428	10,858
Deferred income taxes	4,190	12,198
Changes in operating assets and liabilities, excluding acquired amounts:
Receivables	26,202	46,034
Other assets	(3,296)	19,890
Accounts payable, trade	2,777	(22,113)
Accrued employment costs	30,413	(34,369)
Accrued expenses	(5,930)	(1,762)
Advance payments and billings in excess of costs incurred	(12,372)	3,658
Other liabilities	4,735	(33,870)
Net cash provided by operating activities	84,744	60,536
Investing activities:
Acquisitions, net of cash acquired	—	25,478
Capital expenditures	(17,942)	(12,600)
Net cash (used in) provided by investing activities	(17,942)	12,878
Financing activities:
Gross borrowings from issuance of long-term debt	1,180,000	585,000
Repayment of long-term debt	(1,199,018)	(376,553)
Gross borrowings from revolving credit facility	73,000	157,000
Repayments of revolving credit facility	(73,000)	(115,000)
Debt issuance costs	(9,988)	(42,425)
Equity issuance costs	—	(2,590)
Proceeds from share-based payment arrangements	214	279
Payment of employee withholding taxes on share-based compensation	(1,777)	(8,017)
Excess tax deduction on share-based compensation	—	5,061
Dividends paid	(1,703)	(204,300)
Distributions to non-controlling interest member	(3,865)	(3,094)
Net cash used in financing activities	(36,137)	(4,639)
Net change in cash and cash equivalents	30,665	68,775
Cash and cash equivalents, beginning of period	30,022	7,123
Cash and cash equivalents, end of period	$60,687	$75,898

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

Engility has no operations other than owning 100% of the capital stock of Engility Corporation (formerly TASC, Inc.), a Massachusetts corporation (“Engility Corporation”), and the consolidated financial statements of Engility and its consolidated subsidiaries are identical in all respects to the consolidated financial statements of Engility Corporation and its consolidated subsidiaries.

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

Percentage-of-completion contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, developing total revenue and cost at completion estimates require the use of significant judgment.  Contract costs include direct labor and billable expenses, an allocation of allowable indirect costs, and warranty obligations. Billable expenses are comprised of subcontracting costs and other direct costs that often include, but are not limited to, travel-related costs and telecommunications charges. We recognize revenue and billable expenses from these transactions on a gross basis. Assumptions regarding the length of time to complete the contract also include expected increases in wages and prices for materials. Estimates of total contract revenue and costs are monitored during the term of the contract and are subject to revision as the contract progresses. Anticipated losses on contracts are recognized in the period they are deemed probable and can be reasonably estimated.  Anticipated contract losses recorded for both the nine months ended September 30, 2016 and 2015 were $1 million.

For the nine months ended September 30, 2016, the recognized amounts related to changes in estimates at completion represented a net increase to revenue and profit of $13 million, of which $3 million was directly related to favorable performance on contracts with award fees.  Amounts related to changes in estimates at completion for the nine months ended September 30, 2015 represented a net increase to revenue and profit of $7 million, of which $3 million was directly related to favorable performance on contracts with award fees.

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

Included in unbilled receivables, a component of receivables, net, are certain restructuring costs related to the performance of our U.S. government contracts which are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are expensed outside of our indirect rates and recognized as revenue for the portion we expect to be recoverable in our rates. At September 30, 2016 and December 31, 2015, these receivables were approximately $10 million and $11 million, respectively, and are allocated to contracts when they are paid or otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued expensing of these costs, the profitability of our remaining contracts could be adversely affected.

Revenue and profit in connection with contracts to provide services to the U.S. government that contain collection risk because the contracts are incrementally funded and subject to the availability of funds appropriated are deferred until a contract modification is obtained, indicating that adequate funds are available to the contract or task order.

In the third quarter of 2016, the Company recorded an out of period charge to decrease revenue by $2 million to correct an error related to our system conversion.  The adjustment is not material to the current period or any previously issued financial statements.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

Income Taxes: As of September 30, 2016, management has determined it is more likely than not a portion of state deferred tax assets, charitable donations, and foreign tax credits will not be realized and has recorded a valuation allowance against them.  A change in the ability of our operations to continue to generate future taxable income could affect our ability to realize the future tax deductions underlying our deferred tax assets, and require us to provide a valuation allowance against our deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

Earnings per Share: Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the weighted average effect of all potentially dilutive securities outstanding during the periods. Diluted EPS includes the incremental effect of the employee stock purchase plan, restricted stock units (RSUs), stock options, performance shares, performance retention awards and performance units calculated using the treasury stock method.  For the three and nine months ended September 30, 2016, 866,132 shares and 706,166 shares, respectively, were excluded from diluted EPS due to their anti-dilutive effects.  No shares were excluded from diluted EPS for both the three and nine months ended September 30, 2015.

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income (loss) attributable to Engility	$(16,757)	$3,650	$(17,493)	$3,379

Weighted average number of shares outstanding – Basic	36,735	36,623	36,726	32,527
Dilutive effect of share-based compensation outstanding after application of the treasury stock method	—	513	—	538
Weighted average number of shares outstanding – Diluted	36,735	37,136	36,726	33,065

Earnings (loss) per share attributable to Engility
Basic	$(0.46)	$0.10	$(0.48)	$0.10
Diluted	$(0.46)	$0.10	$(0.48)	$0.10

Assets Held for Sale: During the three months ended September 30, 2016, the Company entered into a purchase and sale agreement to sell certain assets owned by the Company.  As these assets are expected to be sold by the end of 2016, the Company has designated them as assets held for sale and recorded an aggregate amount of $2 million (net of accumulated depreciation of $1 million) as assets held for sale from property, plant and equipment, net, on the Company's unaudited consolidated balance sheet at September 30, 2016.  Depreciation for these assets ceased on the date they were designated as held for sale.  The held for sale assets were recorded at the lower of carrying value or estimated fair value, less an estimate of costs to sell. The estimate of fair value included significant unobservable inputs (Level 3 fair value).

2.	New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU requires changes in the presentation of certain items including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method.  The Company is currently evaluating the impact this accounting standard will have on the Company’s consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The Company is currently evaluating the impact this accounting standard will have on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest, which changes the presentation of debt issuance costs in financial statements. The amendments in this standard require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this standard. The guidance is effective for the annual period ending after December 15, 2015, and for annual and interim periods thereafter.  The Company adopted the standard as of January 1, 2016 and reclassified $21 million of debt issuance costs from other assets to long-term debt as of December 31, 2015.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718) - Accounting for Share-based Payments when Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 was effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company adopted the standard as of January 1, 2016.  The adoption did not have a material impact on our financial statements.

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

The following pro forma results of operations have been prepared as though the acquisition of TASC had occurred on January 1, 2014. These pro forma results include adjustments for (1) amortization expense for the estimated identifiable intangible assets in the preliminary allocation of purchase price, (2) the removal of historical TASC amortization expense, (3) adjustments to conform TASC policies to Engility's policies related to the timing and recognition of certain contract revenue and costs, (4) the alignment of TASC’s financial calendar to that of Engility and (5) the removal of  acquisition-related expenses incurred and recorded in each of TASC’s and Engility’s results of operations in the three and nine months ended September 30, 2015.

This pro forma information does not purport to be indicative of the results of operations that would have been attained had the acquisition been made as of January 1, 2014 or of results of operations that may occur in the future.

The pro forma information for the three and nine months ended September 30, 2015 was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Revenue	$569,108	$1,705,411
Operating income	$40,443	$112,262

4.	Receivables

Our receivables principally relate to contracts with the U.S. government and prime contractors or subcontractors of the U.S. government. The components of contract receivables are presented in the table below.

	September 30, 2016	December 31, 2015
Billed receivables	$95,228	$229,358
Unbilled receivables	271,805	163,882
Allowance for doubtful accounts	(11,758)	(11,480)
Total receivables, net	$355,275	$381,760

The billed receivables at December 31, 2015 reflect a one week acceleration of our billing cycle to invoice contractually billable work in anticipation of the consolidation of our financial systems in early January 2016. This resulted in an increase in our billed receivables, with a corresponding decrease in our unbilled receivables, of approximately $110 million.  The balances as of September 30, 2016 reflect a return to our normal billing cycles.

5.	Goodwill and Identifiable Intangible Assets

Goodwill: In accordance with the accounting standards for business combinations, we record the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition (commonly referred to as the purchase price allocation). The balance of goodwill was $1,093 million at September 30, 2016 and December 31, 2015.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

Identifiable Intangible Assets: Information on our identifiable intangible assets that are subject to amortization is presented in the table below.

		September 30, 2016			December 31, 2015
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)
Customer contractual relationships	17	$554,330	$152,199	$402,131	$554,330	$127,264	$427,066
Contractual Backlog	1	21,800	21,800	—	21,800	18,850	2,950
Technology	15	7,000	739	6,261	7,000	389	6,611
Total		$583,130	$174,738	$408,392	$583,130	$146,503	$436,627

Our amortization expense recorded for our identifiable intangible assets is presented in the table below.

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Amortization expense	$8,428	$12,944	$28,235	$32,452

6.	Share-Based Compensation

For the Nine Months Ended September 30, 2016

Performance Units: During the nine months ended September 30, 2016, we granted a total of 411,178 performance units at target level of 100% (with the potential for the delivery of up to 822,356 shares of our common stock at the maximum performance level) to certain of our employees with a grant date fair value of $19.33 per unit.  Included in the total, 81,803 performance units were granted at target level of 100% (with the potential for the delivery of up to 163,606 shares of our common stock at the maximum performance level) to Lynn A. Dugle, our Chief Executive Officer, with a grant date fair value of $17.97 per unit. Performance units cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2016. The number of shares of our common stock that are ultimately vested and delivered in respect of these performance units will range from 0% to 200% of the target grant amount.  The vesting of performance units depends initially on the Company's performance, as approved by the Compensation Committee of our Board of Directors (the Compensation Committee), based on two metrics: revenue and operating cash flow.  The performance units may be settled in cash or stock at the sole discretion of the Compensation Committee.

Restricted Stock Units: During the nine months ended September 30, 2016, we granted a total of 506,493 RSUs to certain employees with a grant date fair value of $18.70 per unit, of which 56,524 RSUs cliff vest on the second anniversary of the grant date, 175,852 RSUs cliff vest on the third anniversary of the grant date and 274,117 RSUs vest over a term of three years from the grant date, 25% on the first anniversary of the grant date, 25% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. Included in the total, 104,619 RSUs were granted to Ms. Dugle with a grant date fair value of $17.97 per unit, of which 50,083 RSUs cliff vest on the second anniversary of the grant date and 54,536 RSUs vest over a term of three years from the grant date. During the nine months ended September 30, 2016, we granted 25,704 RSUs to certain of the non-management members of our Board of Directors with a grant date fair value of $23.34 per unit, which vest after one year from the grant date. The employee and director RSUs may be settled in cash or stock upon vesting at the sole discretion of the Compensation Committee.

For the Nine Months Ended September 30, 2015

Performance Retention Awards: During the nine months ended September 30, 2015, we granted 212,963 performance retention awards at a target level of 100% (with the potential for the delivery of up to 425,926 shares at the maximum performance level) to certain of our executives with a grant date fair value of $32.82 per unit. The performance retention awards cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2015. The number of shares of our common stock that are ultimately vested and delivered in respect of these performance retention awards will range from 50% to 200% of the target grant amount depending on the Company’s performance against a metric of net debt to adjusted EBITDA, measured as of December 31, 2017. The performance retention awards may be settled in cash or stock at the sole discretion of the Compensation Committee.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

Performance Units: During the nine months ended September 30, 2015, we granted 195,814 performance units at target level of 100% (with the potential for the delivery of up to 440,582 shares at the maximum performance level) to certain of our employees with a grant date fair value of $32.29 per unit. Performance units cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2015. The number of shares of our common stock that are ultimately vested and delivered in respect of these performance units will range from 0% to 225% of the target grant amount.  The vesting of performance units depends initially on the Company’s performance, as approved by the Compensation Committee of our Board of Directors, based on two metrics: Revenue and Operating Cash Flow. At the end of the three-year period beginning on January 1, 2015, the vested performance units will be subject to further adjustment based on our total stockholder return (TSR) measured against the TSR of a peer group of companies previously approved by the Compensation Committee. If Engility is in the bottom quartile of TSR relative to its peer group, the ultimate number of shares of stock delivered with respect to the performance units will be reduced by 25% of their target number. If Engility is in the top quartile of TSR relative to its peer group, the ultimate number of shares of stock delivered with respect to the performance units will be increased by 25% of their target number. If Engility’s TSR falls within the middle two quartiles relative to its peer group, there will be no adjustment to the number of shares delivered. The performance units may be settled in cash or stock at the sole discretion of the Compensation Committee.

Restricted Stock Units: During the nine months ended September 30, 2015, we granted 127,899 RSUs to certain of our employees with a grant date fair value of $32.82 per unit, which vest over a term of three years from the grant date, 25% on the first anniversary of the grant date, 25% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. During the nine months ended September 30, 2015, we granted 24,703 RSUs to certain of the non-management members of our Board of Directors with a grant date fair value of $28.34 per unit, which vest after one year from the grant date. The employee and director RSUs may be settled in cash or stock upon vesting at the sole discretion of the Compensation Committee.

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

Net Periodic Benefit Costs

The components of net periodic benefit costs for both plans are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Service cost	$201	$—	$604	$—
Interest cost on projected benefit obligation	753	1,142	2,258	3,329
Expected return on plan assets	(953)	(1,458)	(2,860)	(4,375)
Net loss amortization	73	57	219	173
Net periodic benefit expense (income)	$74	$(259)	$221	$(873)

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

2016 Credit Facility

On August 12, 2016, the Company and Engility Corporation entered into a credit agreement (the “2016 Credit Facility”) with the lenders and issuing banks from time to time party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (“Morgan Stanley”).

The 2016 Credit Facility provides for aggregate commitments of $1,045 million, consisting of (a) a $200 million senior secured term B1 loan facility (“Term B1 Loan”), (b) a $680 million senior secured term B2 loan facility (“Term B2 Loan”; the Term B1 Loan and the Term B2 Loan collectively are referred to as the “Term Loans”), and (c) a $165 million senior secured revolving credit facility (“Revolver”). The Revolver includes subfacilities for the issuance of letters of credit in an aggregate face amount of up to $35.0 million and a swingline commitment for swingline borrowings of up to $35.0 million at any time outstanding. The Term B1 Loan and the Term B2 Loan were fully drawn on August 12, 2016.

The 2016 Credit Facility provides that Engility Corporation has the right to seek commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to the sum of (x) $150.0 million plus (y) an additional amount so long as, after giving pro forma effect to the incurrence of such additional borrowings, Engility Corporations first lien secured leverage ratio would be equal to or less than 4.00:1.00, subject to certain conditions and receipt of commitments by existing or additional lenders. The lenders under the 2016 Credit Facility are not under any obligation to provide any such additional term loan facilities or revolving credit commitments.

The proceeds of the Term Loans, together with proceeds from the offering of the Notes (as defined below), were used by Engility Corporation to (i) prepay all existing indebtedness outstanding under the first lien credit agreement dated May 23, 2014, as amended, and the second lien credit agreement dated May 23, 2014, as amended, each among Engility Corporation, the lenders and issuing banks from time to time party thereto, and Barclays Bank PLC as administrative agent and collateral agent (the “2015 Credit Facilities”), (ii) to pay transaction costs associated with the foregoing and (iii) for general corporate purposes. The proceeds of future borrowings under the Revolver may be used for general corporate purposes.

Borrowings under the 2016 Credit Facility bear interest at a rate per annum equal to, at Engility Corporation’s option, either (a) a base rate determined by reference to the higher of (1) the interest rate announced from time to time by Morgan Stanley as its prime rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period plus 1%, subject to statutory reserves and (x) in the case of the Term B2 Loan, a floor of 1% and (y) in the case of the Term B1 Loan and Revolver, a floor of 0%, or (b) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, subject to statutory reserves and (x) in the case of the Term B2 Loan, a floor of 1% and (y) in the case of the Term B1 Loan and Revolver, a floor of 0%, and in the case of either (a) or (b), plus an applicable margin.

In addition to paying interest on outstanding principal under the Revolver, Engility Corporation is required to pay a commitment fee of 0.50% in respect of the unutilized commitments thereunder, payable quarterly in arrears.

Engility Corporation can voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the 2016 Credit Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans and a 1.00% premium if certain repricing transactions are consummated within the first six months after the borrowings of the Term Loans.

The Term B1 Loan will mature on August 12, 2020 and will require scheduled quarterly payments in an amount equal to 2.50% of the original principal amount thereof, commencing December 31, 2016, with the balance paid at maturity. The Term B2 Loan will mature on August 12, 2023 and will require scheduled quarterly payments in amounts equal to 0.25% of the original principal amount thereof, commencing December 31, 2016, with the balance paid at maturity. The Revolver will mature on August 12, 2021. No amortization will be required with respect to the Revolver.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

In addition, the 2016 Credit Facility requires Engility Corporation to prepay outstanding Term Loans, subject to certain exceptions, with:

•

50% (which percentage will be reduced to 25% if the Company’s net first lien secured leverage ratio is not greater than 3.50:1.00 and to 0% if the Company’s net first lien secured leverage ratio is not greater than 3.00:1.00) of Engility Corporation’s annual excess cash flow (as defined by the 2016 Credit Facility);

•

100% of the net cash proceeds of all non-ordinary course asset sales or other non-ordinary course dispositions of property or certain casualty events, in each case subject to certain exceptions and provided that Engility Corporation may (a) reinvest within 450 days or (b) commit to reinvest those proceeds within 450 days and so reinvest such proceeds within 630 days in assets to be used in its business, or certain other permitted investments; and

•	100% of the net cash proceeds of any issuance or incurrence of debt, other than proceeds from debt permitted under the 2016 Credit Facility.

All obligations under the 2016 Credit Facility are unconditionally guaranteed by the Company and each of the Company’s existing and future direct and indirect material, wholly owned domestic restricted subsidiaries, subject to certain exceptions, pursuant to that certain Guarantee and Collateral Agreement, dated as of August 12, 2016, made by the Company, Engility Corporation and each of the subsidiary guarantors party thereto in favor of Morgan Stanley as collateral agent for the banks and other financial institutions or entities from time to time party to the 2016 Credit Facility (the “Guarantee and Collateral Agreement”). The obligations are secured by first-priority security interests in substantially all tangible and intangible assets of the Company, Engility Corporation and each subsidiary guarantor, in each case whether owned on the date of the initial borrowings or thereafter acquired.

The 2016 Credit Facility requires Engility Corporation to maintain compliance with a maximum ratio of consolidated first lien secured debt to consolidated EBITDA (the consolidated first lien net leverage ratio) of 6.125 to 1.00, with incremental step downs over time, and places certain restrictions on the ability of the Company, Engility Corporation and their restricted subsidiaries to, among other things, incur debt and liens; merge, consolidate or liquidate; dispose of assets; enter into hedging arrangements; pay dividends and make other restricted payments; undertake transactions with affiliates; enter into restrictive agreements on dividends and other distributions; make negative pledges; enter into sale-leaseback transactions; make certain investments; prepay or modify the terms of certain indebtedness; and modify the terms of certain organizational agreements.

We believe our most restrictive covenant is the consolidated first lien net leverage ratio requirement in the 2016 Credit Facility, which as of September 30, 2016 was 3.48:1.00. The consolidated first lien net leverage ratio is the ratio of (a) (i) funded debt secured by liens as of such date minus (ii) the unrestricted cash as of such date to (b) consolidated bank EBITDA for the period of the four fiscal quarters most recently ended. As of September 30, 2016, we were in compliance with all covenants under the 2016 Credit Facility.

The 2016 Credit Facility contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, material judgments, certain ERISA events, invalidity of loan documents and certain changes in control.

The 2016 Credit Facility and the Guarantee and Collateral Agreement were filed as Exhibits 10.1 and 10.2, respectively, to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2016.

Indenture and Senior Notes

On August 12, 2016, the Company, Engility Corporation and certain of the Company’s wholly owned domestic subsidiaries named as guarantors (each such subsidiary and the Company individually, a “Guarantor” and collectively, the “Guarantors”) entered into an indenture with Deutsche Bank Trust Company Americas, as trustee, (the “Indenture”), pursuant to which Engility Corporation issued $300 million aggregate principal amount of 8.875% Senior Notes due 2024 (the “Notes”) and the Guarantors provided guarantees of the Notes (each individually, a “Guarantee” and collectively, the “Guarantees”).

The Notes are general senior unsecured obligations of Engility Corporation, ranking equal in right of payment with Engility Corporation’s existing and future senior indebtedness and senior in right of payment of any of Engility Corporation’s future subordinated indebtedness. The Notes are effectively junior to any future or existing secured indebtedness of the Company and Engility Corporation, including indebtedness under the 2016 Credit Facility, to the extent of the value of the assets securing such indebtedness. The Notes are structurally subordinated to all existing and future indebtedness and other obligations of Engility Corporation’s subsidiaries that do not guarantee the Notes. The Guarantee of the Notes by each Guarantor is: (i) a general senior obligation of such Guarantor; (ii) equal in right of payment to all existing and future indebtedness of such Guarantor that is not subordinated in right of payment to its Guarantee of the Notes (including its guarantee of the 2016 Credit Facility); (iii) effectively subordinated to any existing and future indebtedness of such Guarantor that is secured with property or assets of such Guarantor to the

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

extent of the value of such property and assets securing such indebtedness (including the 2016 Credit Facility); and (iv) senior in right of payment to any future indebtedness of such Guarantor that is expressly subordinated in right of payment of the Notes.

Interest on the Notes is payable on March 1 and September 1 of each year, beginning on March 1, 2017, with the Notes maturing on September 1, 2024. Engility Corporation may redeem the Notes before September 1, 2019, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date plus an applicable make-whole premium. The Notes are redeemable, in whole or part, at any time on or after September 1, 2019 at the redemption prices (expressed as percentages of the principal amount thereof) set forth below, plus accrued and unpaid interest thereon, if any, to, but not including, the applicable redemption date, if redeemed during the 12-month period beginning on September 1 of each of the years indicated below:

Year	Percentage
2019	104.438
2020	102.219
2021 and thereafter	100.000

In addition, until September 1, 2019, Engility Corporation the Company may redeem up to 35% of the Notes with cash proceeds of certain equity offerings at a redemption price equal to 108.875% of the principal amount of the Notes plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date. However, Engility Corporation may only make such redemptions if at least 60% of the aggregate principal amount of the Notes issued under the Indenture remains outstanding immediately after the occurrence of such redemption and that such redemption occurs within 120 days of the closing date of such equity offering. In the event of a change of control (as defined in the Indenture) of Engility Corporation, Engility Corporation will be required to offer to purchase the Notes at 101% of their face amount, plus accrued and unpaid interest up to, but not including, the repurchase date.

The terms of the Indenture restrict the ability of Engility Corporation and certain of its subsidiaries to borrow money, create liens on assets, make distributions and pay dividends on or redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of debt, and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the Indenture.

The Indenture provides for customary events of default which include (subject in certain cases to grace and cure periods), among others: nonpayment of principal or interest or premium; breach of covenants or other agreements in the Indenture; default for failure to pay certain other indebtedness; the failure to pay certain final judgments; and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs and is continuing under the Indenture, either the trustee or the holders of at least 30% in aggregate principal amount of the Notes then outstanding may declare the principal amount plus accrued and unpaid interest on the Notes to be immediately due and payable.

The Indenture and the form of Note attached thereto were filed as Exhibits 4.1 and 4.2, respectively, to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2016.

Registration Rights Agreement

In connection with the issuance of the Notes and the Guarantees, the Company entered into a registration rights agreement dated August 12, 2016 (the “Registration Rights Agreement”) with Engility Corporation, the Guarantors and Morgan Stanley & Co. LLC, as the representative (the “Representative”) of Barclays Capital Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, Regions Securities LLC, SunTrust Robison Humphrey, Inc. and Jeffries LLC (collectively, with the Representative, the “Initial Purchasers”). The terms of the Registration Rights Agreement require Engility Corporation and the Guarantors to use commercially reasonable efforts to (i) file a registration statement with the Securities and Exchange Commission with respect to the registered offer to exchange the Notes for new notes registered under the Securities Act of 1933, as amended, with terms substantially identical in all material respects to those of the Notes (except that the new notes will not contain terms with respect to transfer restrictions or provide for payment of additional interest) and consummate such exchange on or before the 365th day after August 12, 2016 and (ii) in certain circumstances, file a shelf registration statement with respect to resales of the Notes.

The Registration Rights Agreement provides that if a “Registration Default” (as defined in the Registration Rights Agreement) occurs and is continuing, then additional interest shall accrue on the principal amount of the Notes that are “Transfer Restricted Securities” (as defined in the Registration Rights Agreement) at a rate of 0.25% per annum (which rate will be increased by an additional 0.25% per annum for each subsequent 90-day period that such additional interest continues to accrue, provided that the rate at which such additional interest accrues may in no event exceed 1.0%).

The Registration Rights Agreement was filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2016.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

2015 Credit Facilities

On August 12, 2016, in connection with the effectiveness of the 2016 Credit Facility, as described above, the Company terminated its 2015 Credit Facilities. The 2015 Credit Facilities consisted of: (i) an $830 million senior secured first lien term loan facility, (ii) a $115 million senior secured revolving credit facility and (iii) a $400 million senior secured second lien term loan facility. In connection with the termination of the 2015 Credit Facilities, the Company incurred a $10 million early termination penalty under the Second Lien Credit Agreement. The Company also expensed $5 million of deferred debt issuance costs associated with the 2015 Credit Facilities.  These amounts are reflected in interest expense, net in the Consolidated Statement of Operations.

Debt Summary

As of September 30, 2016 the composition of our debt was as follows:

Term Loans	$840,000
Notes	300,000
Other	497
Total debt	1,140,497
Less: current portion of long-term debt	(26,947)
Less: unamortized original issue discount costs and financing fees	(58,957)
Long-term debt	$1,054,593

Our availability under the revolving portion of the 2016 Credit Facility was $163 million as of September 30, 2016, with $2 million outstanding under letters of credit.

During the nine months ended September 30, 2016, we repaid a total of $74 million of debt under the 2016 and 2015 Credit Facilities. Under the 2015 Credit Facility, in addition to regular mandatory payments, $10 million of second lien term loan debt was purchased in the first quarter of 2016 and $20 million of term loan debt was prepaid during the second quarter of 2016.  During the third quarter of 2016, we prepaid $40 million of Term B2 Loan debt under the 2016 Credit Facility.

Our weighted average outstanding loan balance for the three months ended September 30, 2016 was $1,145 million which accrued interest at a weighted average borrowing rate of approximately 7.58%. Our weighted average outstanding loan balance for the nine months ended September 30, 2016 was $1,149 million which accrued interest at a weighted average borrowing rate of approximately 8.61%.

During the nine months ended September 30, 2016, in addition to the costs incurred related to the termination of the 2015 Credit Facility discussed above, the Company expensed approximately $11 million of debt issuances costs related to the 2016 Credit Facility and Notes that did not qualify for deferral.

Our weighted average outstanding loan balance for the three months ended September 30, 2015 was $1,220 million which accrued interest at a weighted average borrowing rate of approximately 9.00%. Our weighted average outstanding loan balance for the nine months ended September 30, 2015 was $1,042 million which accrued interest at a weighted average borrowing rate of approximately 7.90%.

The carrying value of the Term Loans, excluding original issue discount, and Notes approximated their fair value at September 30, 2016. The fair value of the Term Loans and Notes are based on quotes from a nationally recognized fixed income trading platform and is considered to be a Level 2 input, measured under U.S. GAAP hierarchy.

9.	Fair Value Measurements

In connection with the refinancing of the 2015 Credit Facility, the Company terminated its interest rate swap agreements related to the 2015 Credit Facility which resulted in a $2 million termination charge.  The remaining unrecognized loss of approximately $1 million will be reclassified to earnings through December 31, 2016.

In connection with the 2015 Credit Facility, the Company entered into the foregoing interest rate swap agreements in order to reduce its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt payments.  These interest rate swap agreements were designated as cash flow hedges.  The effective portion of the derivative’s gain or loss was initially reported in stockholders’ equity (as a component of accumulated other comprehensive loss) and would be subsequently reclassified

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.  The ineffective portion of the gain or loss of a cash flow hedge would be reported in earnings.

The Company’s interest rate swap liabilities were measured at fair value on a recurring basis and were aggregated by the level in the fair value hierarchy within which those measurements fall.  All instruments were classified as Level 2 and there were no transfers of financial instruments between the three levels of fair value hierarchy during the periods ended September 30, 2016 and December 31, 2015.

The derivative instruments were comprised of $200 million of contracts effective December 31, 2015 which would have expired December 31, 2016.  The Company had not posted any collateral related to these agreements. The other terms of these instruments were as follows:

Contract received:	Floating interest rate	LIBOR (subject to minimum of 1.25%)
Contract paid:	Fixed interest rates	3.09% - 3.18%

The following table presents our liabilities that are measured at fair value on a recurring basis:

	Fair Value Hierarchy	September 30, 2016	December 31, 2015
Interest rate swap liability	Level 2	$—	$3,590

10.	Restructuring Costs

2016 Costs

During the nine months ended September 30, 2016, we incurred $8 million in restructuring costs related to severance which will be paid out by the end of 2016.

2015 Costs

During the year ended December 31, 2015 in conjunction with the integration of TASC, we incurred $21 million in restructuring costs, including costs related to workforce reduction which will be paid out over the next 12 months, and other costs to include contract and lease termination fees which will be paid out through fiscal year 2020.

The activity and balance of the restructuring liability account were as follows:

	Severance and Related Costs	Other Restructuring Costs	Total
Balance as of December 31, 2014	$368	$6,036	$6,404
Additions	14,614	6,476	21,090
Cash payments	(10,976)	(3,041)	(14,017)
Balance as of December 31, 2015	$4,006	$9,471	$13,477
Additions	8,014	—	8,014
Cash payments	(4,864)	(3,908)	(8,772)
Balance as of September 30, 2016	$7,156	$5,563	$12,719

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

Amounts recognized in the consolidated balance sheets as of September 30, 2016 and December 31, 2015 consist of:

	Severance and Related Costs	Other Restructuring Costs	Total
December 31, 2015
Other current liabilities	$4,006	$5,392	$9,398
Other liabilities	—	4,079	4,079
Amount recognized	$4,006	$9,471	$13,477
September 30, 2016
Current liabilities	$7,156	$1,922	$9,078
Other liabilities	—	3,641	3,641
Amount recognized	$7,156	$5,563	$12,719

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

In accordance with the accounting standard for contingencies, we record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. Generally, the loss is recorded for the amount we expect to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are recorded in other current liabilities in our consolidated balance sheets. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At December 31, 2015 and September 30, 2016, we did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. We believe we have recorded adequate provisions for our litigation matters. We review these provisions quarterly and adjust these provisions to reflect the effect of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

12.	Income Taxes

The effective tax rate for the three months ended September 30, 2016 was (9.6)% as compared to (51.1)% for the three months ended September 30, 2015. The increase in the effective tax rate, which includes the effects of discrete items, was primarily due to a decrease in pre-tax income resulting from the Company’s debt refinancing that was completed in the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.

The effective tax rate for the nine months ended September 30, 2016 was (21.5)% as compared to 197.8% for the nine months ended September 30, 2015. The decrease in the effective tax rate, which includes the effects of discrete items, was primarily due to a decrease in pre-tax income resulting from the Company’s debt refinancing that occurred in the nine months ended September 30, 2016 and to a liability reversal for uncertain tax positions relating to a 2010 and 2011 IRS tax audit which was settled in the six months ended June 30, 2015.

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

Executive Summary

Our revenue is spread over a diverse mix of activities and services with no single program accounting for more than 10% of our revenue for the three and nine months ended September 30, 2016 and 2015.  Revenue for the third quarter of 2016 was $512 million, a decrease of $59 million compared to the third quarter of 2015. This decrease was due to $33 million in decreased DoD-related revenue and $31 million in decreased federal civilian-related contract revenue, partially offset by $5 million in increased intelligence-related contract revenue.

Selling, general and administrative expenses for the third quarter of 2016 were $39 million, a decrease of $10 million compared to the third quarter of 2015. The decrease in selling, general and administrative expenses primarily resulted from lower acquisition, restructuring and amortization expense related to our acquisitions of TASC and Dynamics Research Corporation (DRC) coupled with lower expenses in 2016 resulting from synergies achieved in our restructuring following these acquisitions.  Acquisition and restructuring expense related to our acquisitions of TASC and DRC for the third quarter of 2016 were $1 million as compared to $3 million for similar expenses for the third quarter of 2015.  Amortization expense related to the acquisitions of TASC and DRC for the third quarter of 2016 and 2015 were $6 million and $11 million, respectively.

Our operating income for the third quarter of 2016 and 2015 was $37 million and $34 million, respectively. The increase in operating income was primarily due to the decrease in acquisition-related expenses incurred, partially offset by the decrease in revenue, in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Economic Opportunities, Challenges, and Risks

We generate substantially all of our revenue from contracts with the U.S. government. For the third quarter of 2016, $205 million, or 40.0%, of our total revenue was from contracts with the DoD, compared to $238 million, or 41.7%, for the third quarter of 2015. Revenue decreased primarily as a result of contracts that have come to the end of our period of performance and new business and recompete wins that have not been sufficient to replace the revenue on those contracts.

The U.S. government services market continues to encounter budget, funding, changing mission priorities, and political and legislative challenges, which have adversely impacted spending by both our DoD and Federal agency customers. In addition, competitive pressures in our industry have increased over the last several years as a result of increased merger and acquisition activity. Trends in the U.S. government contracting process, including a shift towards multiple-award contracts (in which certain contractors are preapproved using indefinite delivery/indefinite quantity (IDIQ) and General Services Administration contract vehicles), awarding contracts to small businesses, and a continued emphasis on cost efficient solutions, have also increased competition for U.S. government contracts. In response to these pressures, we continue to take steps to reduce indirect labor and other costs in our business. We have also increased our focus on our business development efforts to win new business, as evidenced by our increased bid and proposal expenditures in 2016 and 2015.

Despite the budget and competitive pressures impacting the industry, we believe that our focus on organic growth and increasing our presence in enduring markets has positioned us to expand our customer penetration and benefit from opportunities that we have not previously pursued. We believe long-term competitiveness will likely require companies to offer highly specialized, enduring capabilities in niche markets and/or have sufficient breadth and size to weather future market volatility while continuing to provide cost-efficient services.

TASC Acquisition

On February 26, 2015, we completed the acquisition of TASC, a leading professional services provider to the national security and public safety markets, in an all-stock transaction. For additional information concerning the TASC acquisition, see Note 3 to the accompanying Unaudited Consolidated Financial Statements.

Key Performance Indicators

Total Backlog

	September 30, 2016	December 31, 2015
	(in millions)
Funded	$702.4	$784.2
Unfunded	$2,951.6	$2,277.8
Total	$3,654.0	$3,062.0

We define total backlog as the value of firm orders received from customers, less the cumulative amount of revenue recognized on such orders and customer deobligations.  Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer) including unexercised options on multi-year contracts.  Total backlog excludes potential orders under multiple award IDIQ contracts. Included in backlog is $66 million of contract awards that are currently under bid protest by unsuccessful bidders, and therefore could result in an unfavorable modification or loss of those awards. We expect that substantially all of our funded backlog at September 30, 2016 will generate revenue during the next twelve month period.

Net Bookings and Book-to-Bill

For the third quarter of 2016, net bookings were $1,134 million, representing a total net book-to-bill of 2.2x. For the nine months ended September 30, 2016, net bookings were $2,162 million, representing a total net book-to-bill of 1.4x. Net bookings represent the estimated amount of revenue to be earned in the future from funded and negotiated unfunded contract awards that were received during the period. Our total net book to bill is calculated as net bookings divided by revenue.

Days Sales Outstanding

Days sales outstanding (DSO), net of advanced payments, was 56 days as of both September 30, 2016 and December 31, 2015.  DSO is calculated as net receivables less advance payments and billings in excess of costs incurred, divided by daily revenue (total revenue for the quarter divided by 90 days).

Revenue by Contract Type

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Cost plus	61.5%	58.6%	60.2%	57.9%
Time and material	18.3%	19.6%	19.4%	20.9%
Fixed price	20.2%	21.8%	20.4%	21.2%
Total	100.0%	100.0%	100.0%	100.0%

Prime Contractor Revenue

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Prime	82.7%	82.0%	82.5%	82.5%
Sub	17.3%	18.0%	17.5%	17.5%
Total	100.0%	100.0%	100.0%	100.0%

Revenue by Customer

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
DoD	40.0%	41.7%	40.6%	42.9%
Federal Civilian	26.2%	28.8%	26.6%	31.0%
Intel	33.8%	29.5%	32.8%	26.1%
Total	100.0%	100.0%	100.0%	100.0%

Results of Operations — Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following tables provide our selected financial data for the three months ended September 30, 2016 and 2015.

	Three Months Ended
	September 30, 2016		September 30, 2015		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Revenue	$511.8	100.0%	$570.5	100.0%	$(58.7)	(10.3)%

Revenue: For the three months ended September 30, 2016, revenue was $512 million compared to revenue for the three months ended September 30, 2015 of $570 million, a decrease of $59 million, or 10.3%. Revenue decreased primarily as a result of contracts that have come to the end of our period of performance and new business and recompete wins that have not been sufficient to replace the revenue on those contracts.  The primary drivers of this revenue decline were $33 million in decreased DoD-related revenue and $31 million in decreased federal civilian-related contract revenue, partially offset by $5 million in increased intelligence-related contract revenue. Afghanistan-related revenue was $14 million and $15 million for the three months ended September 30, 2016 and 2015, respectively.

	Three Months Ended
	September 30, 2016		September 30, 2015		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Cost of revenue	$435.6	85.1%	$486.4	85.3%	$(50.8)	(10.4)%

Cost of revenue: Total cost of revenue was $436 million for the three months ended September 30, 2016, a decrease of 10.4%, compared to $486 million for the three months ended September 30, 2015. The decrease in cost of revenue was driven by a decrease in revenue of $59 million, or 10.3%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Cost of revenue as a percentage of total revenue decreased to 85.1% for the three months ended September 30, 2016, compared to 85.3% for the three months ended September 30, 2015.

	Three Months Ended
	September 30, 2016		September 30, 2015		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Selling, general and administrative expenses	$39.3	7.7%	$49.6	8.7%	$(10.2)	(20.7)%

Selling, general and administrative expenses: For the three months ended September 30, 2016, selling, general and administrative expenses were $39 million compared to $50 million for the three months ended September 30, 2015. Selling, general and administrative expenses as a percentage of revenue was 7.7% for three months ended September 30, 2016, compared to 8.7% for the three months ended September 30, 2015. The decrease in selling, general and administrative expenses primarily resulted from lower acquisition, restructuring and amortization expense related to our acquisitions of TASC and DRC coupled with lower expenses in 2016 resulting from synergies achieved in the restructuring.  Acquisition and restructuring expense related to our acquisitions of TASC and DRC for the third quarter of 2016 were $1 million as compared to $3 million for similar expenses for the third quarter of 2015.  Amortization expense related to the acquisitions of TASC and DRC for the third quarter of 2016 and 2015 were $6 million and $11 million, respectively.

	Three Months Ended
	September 30, 2016		September 30, 2015		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Operating income	$36.9	7.2%	$34.5	6.0%	$2.4	6.9%

Operating income and operating margin: Operating income for the three months ended September 30, 2016 and 2015 was $37 million and $34 million, respectively. Operating margin was 7.2% for the three months ended September 30, 2016, compared to 6.0% for the three months ended September 30, 2015. The increase in operating income was primarily due to the decrease in selling, general and administrative expenses, partially offset by the decrease in revenue, in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

	Three Months Ended
	September 30, 2016		September 30, 2015		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Interest expense, net	$50.9	9.9%	$31.3	5.5%	$19.6	62.7%

Interest expense: During the three months ended September 30, 2016, net interest expense was $51 million, compared to $31 million for the three months ended September 30, 2015. The increase in net interest expense was due to costs incurred related to the debt refinancing and termination of the 2015 Credit Facility.  During the three months ended September 30, 2016, we incurred a $10 million early termination penalty under the Second Lien Credit Agreement, recorded a loss on extinguishment of debt of $5 million related to the 2015 Credit Facility, and incurred a termination fee related to the interest rate swap of $2 million.  In addition, the Company expensed approximately $11 million of debt issuances costs related to the 2016 Credit Facility and Notes that did not qualify for deferral.

Our weighted average outstanding loan balance for the three months ended September 30, 2016 was $1,145 million, which accrued interest at a weighted average borrowing rate of approximately 7.58%. Our weighted average outstanding loan balance for the three months ended September 30, 2015 was $1,220 million, which accrued interest at a weighted average borrowing rate of approximately 9.00%.

	Three Months Ended
	September 30, 2016		September 30, 2015		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Income (loss) before income taxes	$(14.0)	-2.7%	$3.3	0.6%	$(17.2)	NM
Provision (benefit) for income taxes	$1.3	0.3	$(1.7)	(0.3)	$3.0	NM
Net income (loss)	$(15.3)	-3.0%	$4.9	0.9%	$(20.2)	(412.0)%
Effective tax rate	(9.6)%		(51.1)%

*NM = Not meaningful

Effective income tax rate: The effective tax rate for the three months ended September 30, 2016 was (9.6)% as compared to (51.1)% for the three months ended September 30, 2015. The increase in the effective tax rate, which includes the effects of discrete items, was primarily due to a decrease in pre-tax income resulting from the Company’s debt refinancing that was completed in the three months ended September 30, 2016.

	Three Months Ended
	September 30, 2016		September 30, 2015		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Net income (loss) attributable to Engility	$(16.8)	-3.3%	$3.7	0.6%	$(20.4)	(559.1)%

Net income (loss) attributable to Engility: Net loss attributable to Engility was $17 million for the three months ended September 30, 2016 compared to net income attributable to Engility of $4 million for the three months ended September 30, 2015. The decrease in net income attributable to Engility for the three months ended September 30, 2016 compared to the same period in 2015 was a result of reasons previously mentioned, partially offset by an increase in income from our joint venture.

Results of Operations — Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following tables provide our selected financial data for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended
	September 30, 2016		September 30, 2015		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Revenue	$1,570.0	100.0%	$1,548.6	100.0%	$21.4	1.4%

Revenue: For the nine months ended September 30, 2016, revenue was $1,570 million compared to $1,549 million for the nine months ended September 30, 2015, which included $641 million of revenue from TASC for the period from February 26, 2015 to September 30, 2015. In total, revenue increased $21 million, or 1.4%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was primarily the result of a full three quarters of revenue in the nine months ended September 30, 2016 from our acquisition of TASC.  The primary drivers of this increase were $111 million of increased intelligence-related contract revenue, partially offset by $26 million in decreased DoD-related revenues and $63 million in decreased federal civilian-related revenues. Afghanistan-related revenue was $39 million and $45 million for the nine months ended September 30, 2016 and 2015, respectively.

	Nine Months Ended
	September 30, 2016		September 30, 2015		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Cost of revenue	$1,341.8	85.5%	$1,316.5	85.0%	$25.3	1.9%

Cost of revenue: Total cost of revenue was $1,342 million for the nine months ended September 30, 2016, an increase of 1.9%, compared to $1,316 million for the nine months ended September 30, 2015. The increase in cost of revenue was driven by an increase in revenue of $21 million, or 1.4%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Cost of revenue as a percentage of total revenue increased to 85.5% for the nine months ended September 30, 2016, compared to 85.0% for the nine months ended September 30, 2015 resulting from lower contract profit.

	Nine Months Ended
	September 30, 2016		September 30, 2015		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Selling, general and administrative expenses	$129.8	8.3%	$159.5	10.3%	$(29.7)	(18.6)%

Selling, general and administrative expenses: For the nine months ended September 30, 2016, selling, general and administrative expenses were $130 million, compared to $159 million for the nine months ended September 30, 2015. Selling, general and administrative expenses as a percentage of revenue decreased to 8.3% for the nine months ended September 30, 2016, compared to 10.3% for the nine months ended September 30, 2015. The decrease in selling, general and administrative expenses, including as a percentage of revenue, primarily resulted from lower acquisition, restructuring and amortization expense related to our acquisitions of TASC and DRC coupled with lower expenses in 2016 resulting from synergies achieved in the restructuring. Acquisition and restructuring expenses related to our acquisition of TASC and DRC for the nine months ended September 30, 2016 were $8 million as compared to $30 million for similar expenses for the nine months ended September 30, 2015.  Amortization expense related to the acquisitions of TASC and DRC for the nine months ended September 30, 2016 and 2015 were $22 million and $26 million, respectively. These savings were partially offset by the inclusion of a full nine months of financial results from TASC in the nine months ended September 30, 2016 as compared to the same period in 2015.

	Nine Months Ended
	September 30, 2016		September 30, 2015		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Operating income	$98.4	6.3%	$72.6	4.7%	$25.8	35.5%

Operating income and operating margin: Operating income for the nine months ended September 30, 2016 was $98 million, compared to $73 million for the nine months ended September 30, 2015. Operating margin was 6.3% for the nine months ended September 30, 2016, compared to 4.7% for the nine months ended September 30, 2015. The increase in operating income was primarily attributable to higher revenue and lower acquisition, restructuring, and amortization expenses noted above as well as a full three quarters of financial results from TASC for the nine months ended September 30, 2016 as compared to the same period in 2015.

	Nine Months Ended
	September 30, 2016		September 30, 2015		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Interest expense, net	$109.4	7.0%	$80.6	5.2%	$28.8	35.7%

Interest expense: During the nine months ended September 30, 2016, net interest expense was $109 million, compared to $81 million for the nine months ended September 30, 2015. The increase in interest expense was due to costs incurred related to the debt refinancing and termination of the 2015 Credit Facility.  During the nine months ended September 30, 2016, we incurred a $10 million early termination penalty under the Second Lien Credit Agreement, recorded a loss on extinguishment of debt of $5 million related to the 2015 Credit Facility and incurred a termination fee related to the interest rate swap of $2 million.  In addition, the Company expensed approximately $11 million of debt issuances costs related to the 2016 Credit Facility and Notes that did not qualify for deferral.

Our weighted average outstanding loan balance for the nine months ended September 30, 2016 was $1,149 million, which accrued interest at a weighted average borrowing rate of approximately 8.61%. Our weighted average outstanding loan balance for the nine months ended September 30, 2015 was $1,042 million, which accrued interest at a weighted average borrowing rate of approximately 7.90%.

	Nine Months Ended
	September 30, 2016		September 30, 2015		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Income (loss) before income taxes	$(11.0)	(0.7)%	$(7.9)	(0.5)%	$(3.1)	NM
Provision (benefit) for income taxes	$2.4	0.2	$(15.7)	(1.0)	$18.0	NM
Net income (loss)	$(13.4)	(0.9)%	$7.7	0.5%	$(21.1)	(273.1)%
Effective tax rate	(21.5)%		197.8%

*NM = Not meaningful

Effective income tax rate: The effective tax rate for the nine months ended September 30, 2016 was (21.5)% as compared to 197.8% for the nine months ended September 30, 2015. The decrease in the effective tax rate, which includes the effects of discrete items, was primarily due to a decrease in pre-tax income resulting from the Company’s debt refinancing that was completed in the three months ended September 30, 2016 and a liability reversal for uncertain tax positions relating to a 2010 and 2011 IRS tax audit which was settled in the second quarter of 2015.

	Nine Months Ended
	September 30, 2016		September 30, 2015		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Net income (loss) attributable to Engility	$(17.5)	(1.1)%	$3.4	0.2%	$(20.9)	-617.7%

Net income (loss) attributable to Engility: Net loss attributable to Engility was $17 million for the nine months ended September 30, 2016 compared to net income attributable to Engility of $3 million for the nine months ended September 30, 2015. The decrease in net income attributable to Engility for the nine months ended September 30, 2016 compared to the same period in 2015 was the result of items previously mentioned as well as a decrease in income from our joint venture.

Liquidity and Capital Resources

Our primary cash needs are for debt service, working capital, and strategic investments or acquisitions. Under our 2016 Credit Facility, our required payments include principal of $7 million per quarter and estimated quarterly interest of approximately $19 million. We currently believe that our cash from operations, together with our cash on hand and available borrowings under the 2016 Credit Facility are adequate to fund our operating needs for at least the next twelve months. As of September 30, 2016, our availability under the revolving portion of our 2016 Credit Facility was $163 million, net of outstanding letters of credit.

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

The total amount of our accounts receivable can vary significantly over time but is generally very sensitive to recent revenue levels. Total accounts receivable typically range from 55 to 60 DSO, calculated on trailing three months of revenue. Our DSO, net of advanced payments, was 56 days as of both September 30, 2016 and December 31, 2015.

The following table represents cash flows for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended
	September 30, 2016	September 30, 2015
	(in millions)
Net cash provided by operating activities	$84.7	$60.5
Net cash (used in) provided by investing activities	$(17.9)	$12.9
Net cash used in financing activities	$(36.1)	$(4.6)
Net change in cash and cash equivalents	$30.7	$68.8

 Cash Provided by Operating Activities

We generated $85 million of cash from operating activities during the nine months ended September 30, 2016, compared to cash generated of $61 million during the nine months ended September 30, 2015. For the nine months ended September 30, 2016, net income and non-cash items added $42 million to operating activities as compared to $83 million for the nine months ended September 30, 2015. The decrease in non-cash items was primarily due to a liability reversal for uncertain tax positions related to an IRS income tax audit settlement for tax years 2010 and 2011 and nondeductible acquisition costs for the nine months ended September 30, 2015, as well as costs associated with the debt refinancing and termination of the 2015 Credit Facility totaling $28 million in the nine months ended September 30, 2016.  Net working capital changes for the nine months ended September 30, 2016 increased cash from operations by $43 million primarily associated with net cash inflows from accounts receivable, as compared to a decrease of $23 million for the nine months ended September 30, 2015. The increase in net working capital changes was primarily due to approximately $4 million of acquisition and restructuring payments for the nine months ended September 30, 2016 compared to $65 million for the nine months ended September 30, 2015 related to our acquisition of TASC.  The acquisition and restructuring costs included transaction costs, severance payments, and the settlement of share-based payment awards including certain liabilities assumed at the date of the acquisition.

Cash (Used in) Provided by Investing Activities

During the nine months ended September 30, 2016, cash used in investing activities was $18 million resulting from payments of capital expenditures. Cash provided by investing activities during the nine months ended September 30, 2015 was $13 million resulting primarily from the cash received in the TASC acquisition, partially offset by cash used for capital expenditures of $13 million.

Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2016 was $36 million, primarily due to net repayments of debt and debt issuance costs related to the debt refinancing in the third quarter of 2016.  During the nine months ended September 30, 2016, we repaid a total of $74 million of debt under the 2015 and 2016 Credit Facilities. Under the 2015 Credit Facility, in addition to regular mandatory payments, $10 million of second lien term loan debt was purchased in the first quarter of

2016, and $20 million of term loan debt was prepaid during the second quarter of 2016.  During the third quarter of 2016, we prepaid $40 million of Term B2 Loan debt under the 2016 Credit Facility.  Net cash used in financing activities for the nine months ended September 30, 2015 was $5 million primarily due to the cash dividend of $204 million paid in connection with the TASC acquisition, $45 million of cash used for fees related to debt and equity issuances and $8 million for the payment of employee withholding taxes on share-based compensation, of which $7 million was attributable to the TASC acquisition, partially offset by net borrowings of $250 million.

2016 Credit Facility

Upon completion of our debt refinancing on August 12, 2016, our annualized interest savings is expected to be approximately $23 million with a weighted average rate of 6.5%. For a summary of the terms of the 2016 Credit Facility, see Note 8 to the accompanying Unaudited Consolidated Financial Statements.

As of September 30, 2016 we did not have an outstanding balance on our revolving line of credit, and our availability under the revolving portion of the 2016 Credit Facility was $163 million, net of outstanding letters of credit.

	September 30, 2016	December 31, 2015	Change
	(in millions)
Debt
Term Loans balance	$840.0	$1,159.7	$(319.7)
Notes balance	$300.0	$—	$300.0
Revolver balance	$—	$—	$—
Cash	$(60.7)	$(30.0)	$(30.7)
Net debt	$1,079.3	$1,129.7	$(50.4)

Available liquidity
Cash	$60.7	$30.0	$30.7
Revolver availability	$162.9	$111.7	$51.2
Total available liquidity	$223.6	$141.7	$81.9

Off-Balance Sheet Arrangements

At September 30, 2016, we had no significant off-balance sheet arrangements other than $2 million of outstanding letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers. These letters of credit may be drawn upon in the event of Engility’s nonperformance.

Critical Accounting Policies

There have been no material changes to our critical accounting policies disclosed in our 2015 Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements, including, without limitation, in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects and expected benefits of acquisitions and competition, expected interest savings from our debt refinancing and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates for borrowings under our 2016 Credit Facility. A hypothetical 1% increase in interest rates would have increased our interest expense by approximately $9 million for the nine months ended September 30, 2016 and likewise decreased our income and cash flows.

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

Management, with the participation of our CEO and our CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15-15(e) of the Exchange Act, as of September 30, 2016, the end of the period covered by this Form 10-Q. Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at a reasonable assurance level.

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
Lynn A. Dugle
Chief Executive Officer

/s/ Wayne M. Rehberger
Wayne M. Rehberger
Senior Vice President and Chief Financial Officer

Date: November 1, 2016

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
4.1

Indenture, dated August 12, 2016, among Engility Corporation, Engility Holdings, Inc., as a guarantor, each of the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 15, 2016 (File No. 001-35487)).

4.2	Form of 8.875% Senior Note due 2024 (incorporated by reference to Exhibit 1 to Annex 1 to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 15, 2016 (File No. 001-35487)).

4.3

Registration Rights Agreement, dated as of August 12, 2016, by and among Engility Corporation, Engility Holdings, Inc., as a guarantor, each of the guarantors named therein and Morgan Stanley & Co. LLC, as the representative of the initial purchasers named therein (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on August 15, 2016 (File No. 001-35487)).

10.1

Credit Agreement, dated as of August 12, 2016, among Engility Holdings, Inc., Engility Corporation, the several lenders from time to time parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 15, 2016 (File No. 001-35487)).

10.2

Guarantee and Collateral Agreement, dated as of August 12, 2016, made by Engility Holdings, Inc., Engility Corporation and the subsidiary guarantors party thereto in favor of Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 15, 2016 (File No. 001-35487)).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

**32.1	Certification of Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith