Form 10-K
period 2016-12-31
Engility Holdings, Inc.
filed 2017-03-09
CIK 1544229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 001-35487

ENGILITY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1748527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4803 Stonecroft Blvd. Chantilly, VA	20151
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 633-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒

The aggregate market value of Engility Holdings, Inc. common stock held by non-affiliates of the registrant as of July 1, 2016 was approximately $394,185,208.

As of March 6, 2017, there were issued and outstanding 36,779,320 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 25, 2017	Part III

ENGILITY HOLDINGS, INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this Form 10-K) of Engility Holdings, Inc. contains forward-looking statements, including, without limitation, in the sections titled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects and expected benefits of acquisitions and competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: (a) the loss or delay of a significant number of our contracts, or unexpected delays in customer payments under our contracts; (b) a decline in or a redirection of the U.S. budget for government services; (c) future shutdowns of the U.S. government, or a failure of the U.S. Congress to approve increases to the Federal debt ceiling; (d) the Department of Defense’s wide-ranging efficiencies initiative, which targets affordability and cost growth; (e) the intense competition for contracts in our industry, as well as the frequent protests by unsuccessful bidders; (f) our indefinite delivery, indefinite quantity (IDIQ) contracts, which are not firm orders for services, and could generate limited or no revenue; (g) our government contracts, which contain unfavorable termination provisions and are subject to a government audit and modification; (h) the mix of our cost-plus, time-and-material and fixed-price type contracts; (i) our ability to attract and retain key management and personnel; (j) the impairment of our goodwill, which represent a significant portion of the assets on our balance sheet, other intangible assets or long-lived assets; (k) changes in regulations or any negative findings from a U.S. government audit or investigation; (l) current and future legal and regulatory proceedings; (m) risks associated with our international operations; (n) information security threats and other information technology disruptions; (o) integration, operational and other risks related to our February 2015 acquisition of TASC, Inc. (TASC), including difficulties and delays in fully realizing cost savings; (p) our significant level of indebtedness, our ability to comply with the terms of our debt agreements and our ability to finance our future operations, if necessary; (q) U.S. Federal income tax assets and liabilities that relate to the distribution in the Spin-Off of Engility and the acquisition of TASC; and (r) other factors set forth under the heading “Risk Factors” in this Annual Report. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.

You should not put undue reliance on any forward-looking statements in this Annual Report. These forward-looking statements speak only as of the date of this Annual Report and we do not have any intention or obligation to update forward-looking statements after we distribute this Annual Report.

ii

PART I

Item 1.	BUSINESS

Overview

Engility Holdings, Inc. supports the missions of the U.S. government by deploying our highly skilled workforce to solve our customers’ toughest challenges. We offer a broad range of highly technical services, including information technology modernization and sustainment, cyber security, high performance computing (HPC), specialized technical consulting, program and business support, training, engineering and technology lifecycle support, supply chain services and logistics management to U.S. government personnel worldwide. Our revenue is derived from a diverse mix of activities and services with no single program accounting for more than 10% of our revenue in 2016, with our largest contract representing 8% of our 2016 revenues. For the year ended December 31, 2016, we had revenue of approximately $2.1 billion, 99% of which was derived from the U.S. government.

As used in this report, references to “Engility Holdings,” “Engility,” “the Company,” “we,” “us” or “our” refer to Engility Holdings, Inc., a Delaware corporation incorporated in 2012, and its subsidiaries, for all periods prior to the closing of the TASC acquisition, and (ii) to successor Engility Holdings, Inc., a Delaware corporation, incorporated in 2014 under the name New East Holdings, Inc. (New Engility), and its subsidiaries for all periods following the TASC acquisition.

Engility, through our predecessors, has provided mission critical services to the U.S. government for over six decades. We have a diversified portfolio that serves the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Department of State (DoS), Federal Aviation Administration (FAA), Department of Homeland Security (DHS), and space-related and intelligence community agencies, including the National Geospatial-Intelligence Agency (NGA), Defense Intelligence Agency (DIA), the National Reconnaissance Office (NRO), and National Aeronautical and Space Administration (NASA).

The Business section of this Form 10-K will discuss certain highlights of our business.  Further, this section will discuss the current state of our business including, among other matters:

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

Acquisition History

Our acquisitions of Dynamics Research Corporation (DRC) in January 2014 and TASC in February 2015 provided access to new customers where we were underrepresented from a market presence standpoint. Further, these acquisitions provided additional higher value-added service offerings to our suite of capabilities, added scale, which enhanced the potential for cost competitiveness by spreading fixed infrastructure costs across a larger contract base, and provided access to new contract vehicles.

Our Business Strategy

Our business strategy is anchored by the following five key objectives:

•

Deliver our innovative solutions, differentiated capabilities and market expertise to solve our nation’s toughest challenges. Our employees play important roles in helping the defense, intelligence community and Federal civilian agencies achieve their mission objectives. Our experts assist with missions in such areas as intelligence analysis, systems engineering and integration, climate change, air traffic management, asymmetric threats, chemical, biological, radiological, nuclear and explosives (CBRNE) deterrence, cybersecurity, command, control, communications, computing, intelligence, surveillance and reconnaissance (C4ISR) technology sustainment, enterprise and IT modernization, high performance computing, modeling and simulation, and training and education. We expect to continue to focus our organic new business efforts in these areas as we believe they will remain a high priority for our customers.

•

Achieve organic growth by delivering best-value to our customers. Our organic business development strategy is based upon our ability to build upon existing customer relationships and government-wide or agency-specific contract vehicles to expand our role with customers across the full spectrum of our services. In addition, we believe that our efficient organizational structure allows us to deliver our differentiated and highly specialized services to our customers at highly competitive prices.  In the current budget environment, market share growth could come from leveraging government-wide acquisition contracts (GWACs) and IDIQ contract vehicles, and winning takeaway business from competitors.
•

Attract, retain and develop the best talent in the industry. Talent is critical to our ability to effectively stand out in this marketplace.  For this reason, we are committed to being the employer of choice within our industry, providing compensation and benefits necessary to attract the most talented employees for our organization and customers. We want to develop business and technical leaders who share our unwavering commitments to our nation, customers, employees, partners and shareholders.

•

Strengthen the balance sheet.  In February 2017, we repriced our existing term loans in order to reduce the interest rate spread which is expected to lower our interest expense in 2017 by approximately $5 million after fees and expenses.  In addition, the debt refinancing that we completed in August 2016 lowered our annual interest expense by approximately $23 million at the time of the refinancing. Our total outstanding debt is approximately $1.1 billion as of December 31, 2016. Primarily as a result of our acquisition of TASC, we have significant tax attributes of approximately $1.4 billion as of December 31, 2016.  As a result, we expect to pay cash taxes of approximately $1 million per year through 2022, positioning us to generate substantial free cash flow and accelerate the repayment of our existing debt.  For the foreseeable future, we expect to use a significant portion of our free cash flow to service our debt obligations.

•

Selectively pursue acquisition opportunities to expand into adjacent customer sets and extend our higher-end service offerings. While our organic strategy is focused on expanding our market share with current and future missions and customers, we will also selectively pursue acquisitions that could offer channels for growth in new markets.  We expect however that our ability to pursue further significant acquisitions may be limited until we pay down a material portion of our outstanding debt.

Our Competitive Strengths

Our competitive strengths are derived from combining our diverse portfolio of capabilities with operating efficiency, and a sophisticated understanding of our markets and customers’ needs. Our competitive strengths include:

•

Experienced Workforce and Leadership Team with Deep Industry and Market Knowledge. Crucial to our success is the composition, commitment and experience of our workforce, who possess a comprehensive understanding of the operating environment of our customers. Our senior leadership structure is aligned with the perspectives, strategies and priorities of our customers. In addition, our understanding of our customers’ operating environment, strategic objectives and tactical requirements facilitate our ability to plot a strategic approach to expand our share of the government services market.

•

Proven Performance and Customer Trust. Long-term success in the services business is not possible without the trust and confidence of our customers, which is primarily based on past program performance and close working relationships. For over six decades, our employees and their ideas have contributed to the success of the U.S. military’s and other government agencies’ missions around the world.

•

Trusted Partner and Advisor for Customers. Approximately 70% of our employees are based at customer sites, working side-by-side as we solve the nation’s toughest challenges. Our familiarity with our customers’ challenges and opportunities has enabled us to develop and apply advanced technologies including live, virtual training for the U.S. Navy, scientific computing systems for the FDA’s gene-based drug analysis, cyber vulnerability testing for the U.S. Air Force, secured software and systems engineering for satellites, and climate modeling for National Oceanic and Atmospheric Administration.

•

Efficient Business Model. We proactively streamlined our organization and cost structure to address the realities of the U.S. government’s constrained budget environment.  In 2015, we derived significant additional cost efficiencies in connection with our integration of TASC.  We further streamlined our operations in 2016, consolidating the number of our business groups from seven to five, and committing to sell our international development services business, International Resources Group Ltd. (IRG), which we divested in early January 2017.

•

Differentiated Service Offerings and Solutions. As one of the leading U.S. government service providers, we are positioned to offer a wide range of capabilities across our customer base. Our employees have deep domain expertise in specialized technical consulting, program and business support services, IT modernization and sustainment, supply chain services and logistics management, and training and education. Further, our culture of performance enables us to rapidly respond to our customers’ immediate and unforeseen requirements.

•

Diverse Base of Business. As of December 31, 2016, we had over 1,500 active contracts and task orders that require our presence in 49 countries. We have access to task orders on a large number of U.S. GWACs and IDIQ contract vehicles. We also have strong teaming relationships with our industry peers, which allow us access to numerous other contract vehicles. In addition, our business is composed of an increasingly wide range of service offerings, which enables us to capitalize on both demand and funding from our customer base. For the year ended December 31, 2016, our ten largest contracts represented approximately 28% of our consolidated revenue and no single contract accounted for more than 10% of our consolidated revenue. We generated 82% of our revenue as a prime contractor in fiscal year 2016.

Our Organizational Design, Capabilities and Customers

Organizational Design

Effective October 2016, we streamlined our structure from seven to five groups, each led by a senior vice president. We made this change to align more closely with our customers’ missions, increase customer intimacy, and eliminate overlap and redundancy. Under this new model, the functional organizations were centralized and realigned to the five groups to help improve operational efficiencies and our ability to share best practices across the organization. The new structure provides employees with better career development and growth opportunities with centralized expertise and functional leadership support. The matrixed organization also enables the group senior vice presidents to devote more of their time to the customer and growing their respective portfolios. As noted above, we divested our international development business to RTI International in January 2017 to enhance our focus in our core markets and generate additional cash to repay our outstanding indebtedness.

Currently, our organization consists of five groups focused on customers and capabilities: (i) DoD; (ii) National Intelligence; (iii) Federal & Civilian Agencies; (iv) Space; and (v) Products.

Our Capabilities

We support our customers with a wide range of specialized technological and mission expertise. Our portfolio of offerings reflects a continuum, or “lifecycle,” of capabilities that aligns with how and what our customers buy in terms of services. Our offerings include specialized technical consulting, program and business support services, engineering and technology lifecycle support, information technology modernization and sustainment, supply chain services and logistics management, and training and education.

Enterprise Modernization and Sustainment. Our capabilities in information technology (IT) focus on project management, software development and integration, hardware and network implementation, information assurance, mobile application development, enterprise architecture, and secure cloud computing. We support several large scale enterprise system implementations utilizing agile software development, service-oriented architecture (SOA), life-cycle management, and commercial off the shelf (COTS) integration processes.

Cyber Security and Resilience. The U.S. government has identified cyber security as a priority—from the DoD’s need to harden weapon systems from attacks to the Department of Homeland Security’s mission of protecting our country’s critical infrastructure. We modernize and develop new systems with cyber resiliency at its core. Our capabilities are closely aligned with customer needs and they have come to rely on our experts to provide world-class network and information security, vulnerability assessments, and cyber forensics.

High Performance Computing and Big Data Analytics. Our legacy of HPC stretches back a quarter of a century. We collaborate with scientists, technologists and decision-makers across the Federal government, industry and academia to apply complex science to real-world challenges—transforming ideas from the drawing board to mission success. Our computational scientists offer strategic insights and trusted advice to our customers at every stage of the technology lifecycle.

Systems Engineering, Integration and Technology Lifecycle Support.  We provide engineering and integration solutions that support our customers throughout the acquisition and sustainment lifecycle of their programs.  By combining engineering expertise, domain knowledge, disciplined program management, and robust analytical tools and processes, we support the systems lifecycle from analysis of user needs, and concept development through deployment and operations.  We support C4ISR, mission-specific systems, software, hardware, and platforms in a holistic manner.  Our service offerings include systems engineering and integration, modeling and simulation, test and evaluation, software engineering and sustainment, hardware engineering, sustainment, and modernization.

Specialized Technical Consulting.  We partner with our customers to provide them with expertise, analysis, planning, and operational capability in support of global security and U.S. foreign policy missions and priorities. Our projects range from small teams supporting specific technology research and analysis, to more extensive, leading-edge policy and operational implementation. We support a diverse set of customers as they execute complex missions and contend with ever-evolving strategic and tactical requirements. Examples of our current policy and mission focus areas include: Intelligence Missions and Operations; Healthcare Services & Solutions; International Capacity Development; Transportation Systems; CBRNE and Asymmetric Threat Services; Global Climate Change; Financial and Regulatory Reform; and Geospatial Intelligence.

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

Our Customers

We have strong and longstanding relationships with the U.S. Government customers we serve, both domestically and abroad.  We enjoy a diverse customer base, with presence in the DoD, Federal Civilian, Intelligence and Space markets.  Many of our customer relationships span over 25 years.

•	DoD

U.S. Army.  Since 1988, we have provided mission-critical services to the U.S. Army. Recent examples include: training and education as a partner on the Warfighter Focus program; engineering support for intelligence exploitation systems, software engineering and field support for ground-based weapons systems, and logistics modernization.  Our Army customers include Program Executive Office (PEO) for Simulation, Training, and Instrumentation (STRI), PEO Enterprise Information Systems (PEO EIS), Communications Electronic Systems Command (CECOM), Army Contracting Command-Rock Island, and the Intelligence and Security Command (INSCOM).

U.S. Navy.  For over 40 years, we have provided program support, engineering, information technology, and training services for the U.S. Navy.  Our customers include the Naval Air Systems Command (NAVAIR), Space and Naval Warfare Systems Command (SPAWAR), Naval Surface Warfare Center (NSWC) and Naval Sea Systems Command (NAVSEA). Services provided to the Navy include: systems engineering support, safety of flight, cybersecurity certification, weapon system performance evaluation, radar systems engineering and software support, and simulation-based tactical warfare training.

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

Other DoD.   We provide mission-specific expertise to a variety of other DoD agencies and offices, including Defense Threat Reduction Agency (DTRA), Defense Health Agency (DHA), Defense Information Systems Agency (DISA), Missile Defense Agency (MDA), Office of the Secretary of Defense (OSD), Joint Interoperability Test Command (JITC) and U.S. Transportation Command (TRANSCOM).  Our key programs include advisory and assistance at DTRA to support the CWMD (counter weapons of mass destruction) mission, support to the DoD high performance computing efforts and healthcare program evaluation at DHA.

•	National Intelligence

We have served the intelligence community for over 30 years, providing systems engineering, program management, and IT services to support the collection, production and dissemination of intelligence information.  The agencies we support include the NGA, National Security Agency (NSA), DIA, the Office of the Director of National Intelligence (ODNI), and other government customers.

•	Federal & Civilian Agencies

Department of Veterans Affairs (VA).  Our staff provides a wide range of expertise to the VA, including management consulting, health promotion and wellness, preventive medicine, epidemiology, disease surveillance, toxicology, and related laboratory sciences. We also provide the VA with a diverse set of functional capabilities, including software development, strategic human capital, workforce planning, and performance management solutions. We provide strategic IT portfolio and program management services,  agile software development services, and assist the VA in transitioning to a paperless-based environment for the processing of benefit claims.

Department of Justice (DoJ). Through our joint venture with AECOM Government Services, we provide long-term staffing, process implementation, and on-going reporting for the DoJ’s Asset Forfeiture Program. In this role, we work side by side with U.S. Attorneys, the U.S. Federal Bureau of Investigation (FBI), the U.S. Marshal's Service, DHS and the DoJ’s Bureau of Alcohol, Firearms, and Explosives.  We also provide international law enforcement training through DoJ’s International Criminal Investigative Training Assistance Program and provide management systems support to the FBI.

Department of Transportation (DOT).  For more than 20 years, we have provided support to the DOT’s Volpe Transportation Center and the FAA in support of the Air Traffic Management System modernization. We are currently providing technical, engineering, program, and financial management services to assist in the implementation of the FAA’s NextGen program.

Department of Homeland Security (DHS).  We support a number of subordinate agencies within DHS, including the Transportation Security Administration, where we provide operational testing and evaluation services, and the Domestic Nuclear Detection Organization, where we provide systems engineering services.

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

Other Federal & Civilian. We also support the Department of Treasury, Department of Health and Human Services, and the Department of Commerce.

•	Space

We have provided support to the space community since the 1960s.  We are recognized as a trusted, independent systems engineering and integration firm for space across the defense and intelligence communities providing enterprise architecture, systems engineering and integration, mission assurance and IV&V services. For example, we provide technical, procurement and engineering services to the Air Force Global Positioning System Directorate, which manages the development of the country’s satellite-based navigation architecture. Other customers include the NRO, Air Force Space and Missile Center, Air Force Space Command and NASA.

•	Products

This group’s principal offering is the Joint Range Extension (JRE) tactical data link  gateway, which provides a means for multipoint, interoperable, long-haul communication data exchange on military aircraft such as the E-8C JSTARS. Over 1,400 JRE units are fielded worldwide. Our products group also provides tactical shelters to the U.S. Marine Corps.

Competition

We serve a broad range of customers within the government services market and compete against a range of companies that specialize in certain segments of the market as well as others that cut across a broader range of customers.  Those competitors that are most like Engility in terms of their breadth of market coverage include services-focused companies such as Booz Allen Hamilton, CACI International Inc., CSRA Inc., Leidos, ManTech International Corporation, NCI, Inc., Science Applications International Corporation (SAIC), Sotera and Vencore; operating units of large multi-segment defense contractors and industry conglomerates including AECOM Technology Corporation, BAE Systems, Inc., General Dynamics Corporation, KBR, Inc., Jacobs Engineering Group Inc., Northrop Grumman Corporation and Raytheon Company as well as many other large and small entities depending on the expertise requirements of government customers.

Intense competition and constrained customer budgets are both key characteristics of our business and the government services industry. Large single award contracts are more limited and have a longer lifecycle from competition to award. Sole source awards do occur but only in certain segments of our business due to their specialized nature of the tasks being performed.  It is becoming common in this industry for government customers to award work via multiple award IDIQ contracts under which individual task orders are bid by the prime contractors and their teams. The prime contractor position on the IDIQ contract vehicles is a strategic position. These task orders may be of shorter duration than previous awards providing more funding flexibility to the customer but limiting revenue visibility to the contractor. It is not uncommon to compete for a contract award against a peer company and simultaneously serve as prime contractor or subcontractor of such competitor on other contracts.

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

Employees

Our employees are our most valuable resource. We are in continuous competition for highly-skilled professionals in virtually all of our business areas. The success and growth of our business is significantly correlated with our ability to recruit, train, promote and retain high quality people at all levels of the organization.  As of December 31, 2016, we employed over 9,100 individuals globally and operated in 49 countries, with approximately 15% of our employees located outside of the United States.  We are led by an experienced executive team, which is composed of industry, U.S. military and government veterans.  We believe that relations with our employees are positive.

Contracts

Generally, the sales price arrangements for our contracts are cost-plus, time-and-material, or fixed-price type. Commensurate with the greater levels of risk we assume on a fixed-price type contract, a fixed-price type contract typically offers a higher profit margin potential.

On a cost-plus type contract, we are paid our allowable incurred costs plus a profit which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels determined by our customers. Cost-plus type contracts with award fee provisions are our primary variable contract fee arrangement. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria. Revenue and profit on award fees are recognized as work on the contracts is performed.  We have significant history with the client for the majority of these contracts, and that history and management’s evaluation and monitoring of performance form the basis of estimated fees recorded.

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

Many of our cost-plus, time-and-material, and fixed price type contracts are task orders awarded through IDIQ type contracts. Revenue from IDIQ contracts was approximately 50% of our revenue in 2016. Frequently, IDIQ contracts are awarded to multiple contractors and the award of an IDIQ contract does not represent a firm order for services. Generally, under an IDIQ contract, the government is not obligated to order a minimum of services or supplies from its contractor, irrespective of the total estimated contract value. Furthermore, under a multi-award IDIQ program, the customer develops requirements for task orders that are competitively bid against all of the contract awardees. However, many contracts also permit the U.S. government to direct work to a specific contractor in a single award.

Funded and Total Backlog

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

Additional information regarding funded and total backlog can be found in Part II, Item 7 of this Form 10-K.

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

Although approximately 99% of our revenues come from the U.S. government, a material amount of our work on behalf of the U.S. government is conducted internationally.  As a result, our international operations are subject to a number of additional government laws, regulations and policies, both U.S. and foreign, including the International Traffic in Arms Regulations (ITAR) and the Foreign Corrupt Practices Act (FCPA), and their comparable foreign law equivalents.

Additional Company Background; Available Information

On February 26, 2015, we completed the acquisition of TASC, a leading professional services provider to the national security and public safety markets, in an all-stock transaction valued at approximately $1.3 billion, including the assumption of debt of $623 million. The business combination was effected through New Engility. As a result of the business combination, New Engility succeeded to and continues to operate, directly or indirectly, the existing business of Engility and, indirectly, acquired the existing business of TASC. The combined companies now operate under New Engility, which was renamed “Engility Holdings, Inc.” upon the closing of the acquisition. The New Engility common stock, similar to the predecessor Engility common stock, trades on the New York Stock Exchange (NYSE) under the symbol “EGL.”

As a condition to the merger agreement in connection with the acquisition of TASC, we entered into a Stockholders Agreement, dated February 26, 2015, with Birch Partners, LP (Birch), and for the limited purposes set forth therein, certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR) and certain investment funds affiliated with General Atlantic LLC (GA) (the Stockholders Agreement). The Stockholders Agreement establishes certain rights, restrictions and obligations of Birch, KKR and GA and sets forth certain governance and other arrangements relating to Engility, including the right of Birch to designate (i) four directors for nomination to our board of directors for so long as each of KKR and GA (including their respective affiliates) beneficially own at least 50% of the shares of our common stock it owned as of the date of the Stockholders Agreement or (ii) two directors for nomination to our board of directors for so long as each of KKR and GA (including their respective affiliates) beneficially own at least 25% (but less than 50%) of the shares of our common stock it owned as of the date of the Stockholders Agreement.

Our principal executive offices are located at 4803 Stonecroft Blvd., Chantilly, Virginia 20151. Our telephone number is 703-633-8300. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports will be made available free of charge through the Investor Relations section of our website (http://www.engilitycorp.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Material contained on our website is not incorporated by reference into this report.

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

Our business, financial condition and results of operations are subject to various risks and uncertainties, including those described below and elsewhere in this Form 10-K. This section discusses factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. Our business, financial condition, results of operations, or cash flows could be materially adversely affected by any of these risks.

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

Our revenue is derived predominantly from providing services under contracts with agencies of, and prime contractors to, the U.S. government. Although these various agencies and prime contractors are subject to common budgetary pressures and other factors, our customers exercise independent purchasing decisions. The loss or delay of all or a substantial portion of our revenue from the U.S. government would have a material adverse effect on our results of operations and cash flows. Approximately 99% of our revenue for the year ended December 31, 2016 was attributable directly or indirectly to U.S. government departments and agencies. Aggregate revenue from our ten largest contracts amounted to approximately $590 million, or 28%, of our revenue for the year ended December 31, 2016.

In addition to contract cancellations and declines in agency budgets, our backlog and future financial results may be adversely affected by:

•	curtailment of the U.S. government’s use of services providers, including curtailment due to government budget reductions and related fiscal matters;
•	the existence of overseas contingency operations and other geopolitical events that affect demand for our services; and
•	longer lead times for the government to fully fund awarded contracts.

The U.S. government continues to experience a substantial delay in its contract actions, which has resulted in, and is likely to continue to result in, delays of new awards we depend on for new or increased revenue or a delay in our receipt of revenue under these awards. These delays are caused by a number of factors, including uncertainty among our customers regarding the availability of funds to procure new programs and services, and other factors related to, but not limited to, recent budget and sequestration uncertainties and activities, as discussed below.

Finally, the government services marketplace is characterized by contracts of shorter duration as compared to large production and systems integration programs. Services contracts may, including options, extend to ten or fifteen years, but most usually last five years or less.

Future declines in the U.S. defense budget, or future government shutdowns or a failure to increase the debt ceiling, could result in a material decrease in our revenue, results of operations and cash flows.

A significant percentage of our government contracts and revenue are dependent upon the U.S. defense budget, which is subject to the congressional budget authorization and appropriations process. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress in future fiscal years. DoD budgets are a function of several factors beyond our control, including, but not limited to, changes in U.S. government procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, changing national security and defense requirements, geopolitical developments and actual fiscal year congressional appropriations for defense budgets. Any of these factors could result in a significant decline in, or redirection of, current and future DoD budgets and impact our future results of operations and cash flows.

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

In 2016, U.S. government revenue accounted for approximately 99% of our total revenue. Aggregate revenue from our ten largest contracts amounted to approximately $590 million, or 28%, of our revenue for the year ended December 31, 2016. Our revenues from the U.S. government largely result from contracts awarded to us under various U.S. government programs, principally related to national defense, intelligence and homeland security. The funding of our programs is subject to the overall U.S. government policies, budget and appropriation decisions and processes which are driven by numerous factors, including geopolitical events, macroeconomic conditions, and the ability of the U.S. government to enact relevant legislation, such as appropriations bills and accords on the debt ceiling.

In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. In 2011, Congress enacted the Budget Control Act of 2011 (BCA), which established specific limits on annual appropriations for fiscal years (FY) 2012–2021. The BCA has been amended a number of times, most recently by the Bipartisan Budget Act of 2015 (BBA). As a result, DoD funding levels have fluctuated over this period and have been difficult to predict. For example, the DoD budget was reduced by 7.8% in FY 2013 as compared to FY 2012, but remained essentially flat for FY 2014 and 2015. The BBA raised DoD FY 2016 funding approximately 5% relative to FY 2015, but the ultimate DoD funding for FY 2017 remains uncertain because the DoD is currently operating under a Continuing Resolution (CR) for FY 2017, which expires in April 2017. The CR limits funding levels to FY 2016 and does not authorize new spending initiatives. Future spending levels are subject to a wide range of outcomes, depending on Congressional action. In addition, in recent years the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in both a governmental shut-down and CRs to extend sufficient funds only for U.S. government agencies to continue operating. Additionally, the national debt has recently threatened to reach the statutory debt ceiling, and such an event in future years could result in the U.S. government defaulting on its debts. Significant delays or reductions in appropriations, an extended debt ceiling breach, and/or future budget and program decisions may negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations and/or cash flows.

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

Acquisitions of assets or entities designed to accelerate the implementation of our strategic plan have been an important element of our long-term strategy. Pursuant to this strategy, we closed on the acquisition of TASC on February 26, 2015. The acquisition and integration of businesses such as TASC involve a number of risks.

We may not be able to realize all or a substantial portion of the anticipated benefits of the TASC acquisition or other future acquisitions that we may consummate. TASC and other future acquired businesses may not achieve expected results of operations, including expected levels of revenue, and may require unanticipated costs and expenditures. In addition, following completion of the TASC acquisition or other future acquisitions, we may not be able to maintain the levels of revenue, earnings or operating efficiency that we and the acquired business have achieved or might achieve separately. TASC and other acquired businesses may also subject us to liabilities that we were unable to discover in the course of our due diligence, including the failure of a target company to have fulfilled its contractual obligations to the U.S. government or other customers, which may result in additional financial responsibility, harm to our reputation or other adverse effects caused by such liabilities or issues. In addition, the integration of TASC and other newly acquired businesses may be expensive and time-consuming and may not be entirely successful. Integration of the acquired businesses may also place additional pressures on our systems of internal control over financial reporting. Future acquired businesses can also raise potential organizational conflicts of interest issues that can impact the nature and timing of the acquisition or our ability to compete for future contracts where the acquired company may have been involved. In addition, the process of integrating future acquisitions could cause an interruption of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel. If we are unable to integrate newly acquired businesses successfully or if TASC or other acquired businesses fail to produce targeted results, it could have an adverse effect on our results of operations or financial condition.

We assumed significant debt in connection with our acquisitions of TASC and DRC, and we may incur additional debt in the future. Such debt could adversely affect our business, financial condition or results of operations.

In connection with our acquisition of TASC, we incurred and/or assumed approximately $1.2 billion in debt, including the assumption of approximately $623 million of existing TASC debt, to refinance our existing debt and to finance a portion of a special cash dividend to our stockholders in connection with the acquisition of TASC along with the transaction fees and expenses associated with the acquisition of TASC. During 2014, we incurred and/or assumed approximately $190 million in debt to finance the repayment of approximately $86 million in existing DRC debt. We currently depend on cash on hand and cash flows from operations to make scheduled debt payments. The total principal and cash interest payments on our debt in 2017 is approximately $93 million, and as of December 31, 2016, we had approximately $48 million in cash on hand. We expect to be able to meet the estimated principal and interest payments on our debt through a combination of cash on hand and expected cash flows from operations. Additionally, we may incur further debt in the future for other corporate purposes.

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

•	limitations on our ability to execute business development and acquisition activities to support our strategies; and
•	we may not be able to refinance our substantial indebtedness on more favorable terms.

Our use of net operating loss carryforwards and other tax attributes to offset future taxable income may become limited as a result of the transaction or future transactions in our stock.

As of December 31, 2016, we have estimated net operating loss (NOL) carryforwards for U.S. Federal income tax purposes of at least $445 million and an adjusted tax basis in our amortizable goodwill and other intangible assets of at least $1.0 billion. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as its adjusted tax basis in its amortizable goodwill, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative increase in ownership by “5-percent shareholders” (within the meaning of Section 382 of the Code) that exceeds 50 percentage points over a rolling three-year period. If a corporation has a “net unrealized built-in loss,” generally meaning that, immediately before an ownership change, the fair market value of its assets was less than the aggregate tax basis of its assets, then any “built-in loss” recognized during the first five years after the change date (including through amortization deductions) may be limited. In connection with the closing of the TASC transaction, TASC received an opinion from a major national accounting firm to the effect that the business combination involving TASC, taken together with the other transactions contemplated by the merger agreement and occurring on the closing date and taking into account the issuance of the maximum number of shares of Engility common stock issuable following the closing in respect of equity awards outstanding under the Engility stock plans as of the closing date, will not result in an ownership change of TASC within the meaning of Section 382(g) of the Code and that TASC will not have had a cumulative owner shift under Section 382 of the Code of more than 49.1 percentage points during the “testing period” (as defined in Section 382(i) of the Code) ending on the closing date after giving effect to the business combination and the other transactions contemplated by the merger agreement and taking into account the issuance of the maximum number of shares of Engility common stock issuable following the closing in respect of equity awards outstanding under the Engility stock plans as of the closing date. It was a condition to our obligation to complete the business combination that such opinion be in form and substance reasonably acceptable to us. The opinion neither binds the Internal Revenue Service (IRS) nor precludes the IRS from adopting a contrary position. In the event that the IRS were to determine that the business combination caused an ownership change with respect to TASC to occur on the effective date of the business combination, Section 382 of the Code would apply to limit our use of any remaining net operating losses and other pre-change tax attributes after the effective date of the business combination. Usage of our NOLs and other pre-change tax attributes after the effective date of the business combination would also be adversely affected if an ownership change within the meaning of Section 382 of the Code were to occur after the effective date of the business combination. In order to reduce the likelihood of an ownership change after the effective date of the business combination, our common stock is generally subject to certain transfer restrictions as set forth in our charter and as described below under “Anti-takeover provisions in our organizational documents and Delaware law, and restrictions on our charter related to our acquisition of TASC, could delay or prevent a change in control”. However, there can be no assurances that these restrictions will prevent an ownership change from occurring in the future.

Our use of net operating loss carryforwards and other tax attributes to offset future taxable income may become limited due to changes in U.S. and non-U.S. tax law and other laws and regulations.

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

The U.S. Congress and the presidential administration have indicated an interest in reforming the U.S. corporate income tax code.  Possible approaches include lowering the 35 percent corporate tax rate, modifying the taxation of income earned outside the U.S. and limiting or eliminating various other deductions, tax credits and/or other tax preferences.  It is not possible at this time to quantify either the one-time impacts from the remeasurement of deferred tax assets and liabilities that might result upon tax reform enactment or the ongoing impacts reform proposals might have on income tax expense.

As of December 31, 2016, we had $232 million in long-term net deferred tax assets which consist primarily of net operating losses that are expected to be realized over an extended number of years.  A change in the tax laws could lead our management to reassess and/or change its current conclusion regarding whether to take a valuation allowance against these and other tax assets and, if so, how much.

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

We believe the principal points of competition in our markets are performance, price, reliability and responsiveness, domain knowledge, and reputation. Maintaining and improving our competitive position will require continued investment by us in marketing, customer service and support. We may not be successful in maintaining our competitive position. Our competitors may develop more efficient or effective methods of providing services or may adapt more quickly than we do to evolving customer requirements.

Additionally, increased competition could increase pricing pressures resulting in margin decline to stay competitive. Failure to continue competing successfully could adversely affect our business, financial condition, results of operations and cash flow.

Our focus on becoming a leading provider of innovative and integrated services to the U.S. government requires us to more selectively pursue larger opportunities where we have a distinct competitive advantage and can offer best value.  This redefined focus for our business entails risks, as some of the competitors for these opportunities may have greater resources and/or stronger customer relationships than we do.

Over the past few years, we redefined our business model to focus on best value rather than low cost.  In addition, our acquisitions of TASC and DRC significantly increased the overall scale of our business, which requires us to pursue larger opportunities in order to maintain and grow our share of the government services market.  While we are confident that this strategy is the right one for our business, it entails risks, as the competitors for these larger opportunities may have greater resources and/or stronger relationships with the target customers.  A best value strategy also requires us to offer technical solutions that distinguish us from our competitors, which can be challenging in proposals where our competitors have longer standing customer relationships than we do.  If we are unable to successfully evolve our processes to effectively compete for these opportunities, we may not be able to win sufficient new contracts in order to sustain our business.  This in turn would adversely affect our results of operations and future cash flows.

The U.S. government may prefer minority-owned, small and small disadvantaged businesses; therefore, in certain areas of our business, we may have fewer opportunities to bid for or could lose a portion of our existing work to small businesses.

As a result of the Small Business Administration set-aside program, the U.S. government may decide to restrict certain procurements only to bidders that qualify as minority-owned, small, or small disadvantaged businesses. In such cases, we would not be eligible to perform as a prime contractor on those programs and would be restricted to a maximum of 49% of the work as a subcontractor on those programs.  Small business set asides are becoming increasingly common in our industry, and in particular in our federal civilian, Department of Defense and intelligence markets.  An increase in the amount of procurements under the Small Business Administration set-aside program may impact our ability to bid on new procurements as a prime contractor or restrict our ability to re-compete on incumbent work that is placed in the set-aside program.

Our IDIQ contracts are not firm orders for services, and we may generate limited or no revenue from these contracts which could adversely affect our operating performance.

Revenue from IDIQ contracts was 50% of our revenue in 2016. IDIQ contracts are often awarded to multiple contractors and the award of an IDIQ contract does not represent a firm order for services. Generally, under an IDIQ contract, the government is not obligated to order a minimum of services or supplies from its contractor, irrespective of the total estimated contract value. Furthermore, following an award under a multi-award IDIQ program, the customer develops requirements for task orders that are competitively bid against all of the contract awardees. However, many contracts also permit the U.S. government to direct work to a specific contractor. Notwithstanding our cost reduction measures and strategic realignment, we may not win new task orders under these contracts for various reasons, including price, past performance and responsiveness, among others, which would have an adverse effect on our operating performance and may result in additional expenses and loss of revenue. There can be no assurance that our existing IDIQ contracts will result in actual revenue during any particular period or at all.

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

Companies engaged primarily in supplying defense-related services to U.S. government agencies are subject to certain industry specific risks including the ability of the U.S. government to unilaterally:

•terminate existing contracts;

•reduce the value of existing contracts;

•audit our contract-related costs and fees, including allocated indirect costs;

•control and potentially prohibit the export of our services and associated products; and

•suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations.

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

Our revenue is transacted using written revenue arrangements, or contracts, which are generally cost-plus, time-and-material, or fixed-price. For a description of our revenue recognition policies, see Note 1 to the accompanying Consolidated Financial Statements.

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

Goodwill remains the largest asset on our balance sheet, with an aggregate balance of $1,079 million and $1,093 million at December 31, 2016 and 2015, respectively.  Since the time of the Spin-Off, we have recorded three impairments to goodwill. In connection with the preparation of our third quarter 2012 financial statements, we recorded a non-cash impairment charge of $426 million following an interim test of our goodwill. In the fourth quarter of 2015 we recorded a $292 million goodwill impairment related primarily due to the continued impact from legacy contracts that are ending, reduced in-theater work, new business that did not materialize in the fourth quarter of 2015 and a corresponding reduction in estimated future cash flows. Finally, in the fourth quarter of 2016, we recorded a $10 million goodwill impairment as a result of our decision to divest our international development business.   While these charges had no impact on our business operations, cash balances or operating cash flows, they resulted in significant losses during the reporting periods.

If we experience additional impairments in our goodwill, or if our other intangible assets become impaired, then we will be required to take further non-cash charges against earnings. Since goodwill impairment calculations are based on estimates, including external factors that are outside of our control such as our stock price and future market and economic conditions, it is possible that we may need to take additional goodwill impairment charges in the future. Goodwill may be further impaired if the estimated fair value of the reporting units goodwill is less than the carrying value of the reporting units goodwill. We also perform an analysis of our intangible assets to test for impairment whenever events occur that indicate impairment could exist. Examples of such events are: significant adverse changes in the intangible asset’s market value, useful life, or in the business climate that could affect its value; a current-period operating or cash flow loss or a projection or forecast that demonstrates continuing losses associated with the use of the intangible asset; and a current expectation that, more likely than not, the intangible asset will be sold or otherwise disposed of before the end of its previously estimated useful life. For additional discussion of our goodwill impairments in 2016 and 2015, see Note 5 to the accompanying Consolidated Financial Statements.

We previously have disclosed material weaknesses in our internal control over financial reporting. Any future material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence in our financial reporting or have other material effects on our business and operations.

In connection with our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, management concluded that our internal control over financial reporting was not effective as of December 31, 2015 as a result of a material weakness. Specifically, we did not design and maintain effective controls to properly evaluate the income tax benefit in interim periods with losses in accordance with U.S. generally accepted accounting principles (GAAP). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In addition, as previously reported in our Quarterly Report on Form 10-Q filed with the SEC on November 6, 2015, management concluded two other material weaknesses existed as of September 30, 2015: (1) we did not design and maintain effective controls over the evaluation of the retention rate assumption used to value acquired contractual customer relationship intangible assets (specifically, we did not design and maintain controls to evaluate the reliability of information used to assess the reasonableness of the retention rate assumption), and (2) we did not design and maintain effective controls to properly evaluate our identifiable finite-lived intangible assets for impairment at the asset group level and the appropriateness of the remaining useful lives in accordance with GAAP.

While each of the material weaknesses discussed above has been remediated, we cannot be certain that, in the future, additional material weaknesses or deficiencies will not exist or otherwise be discovered. If our efforts to address the remaining material weakness identified above are not successful, or if an additional material weakness or deficiency occurs, such weakness or deficiency could result in misstatements in our results of operations, restatements of our financial statements, a decline in the price of our common stock and stockholder confidence or other material effects on our business, reputation, results of operations, financial condition or liquidity.

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

From time to time, we are also subject to U.S. government investigations relating to our operations, and we are subject to or expected to perform in compliance with a vast array of Federal laws and regulations, including but not limited to the Truth in Negotiations Act, the False Claims Act, the Procurement Integrity Act, Cost Accounting Standards, the ITAR promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act and the FCPA.   We are also subject to Executive Orders issued by the presidential administration, including Executive Order 13706 (paid sick leave) and Executive Order 13673 (Fair Pay and Safe Workplace).  An indictment of the Company by a Federal grand jury, or an administrative finding against us as to our present responsibility to be a U.S. government contractor or subcontractor, could result in us being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. In addition, a conviction, or an administrative finding against us that rises to the requisite level of seriousness, could result in debarment from contracting with the U.S. government for a specific term and could result in civil and/or criminal sanctions, as well as reductions of the value of contracts, contract modifications or termination and the assessment of penalties and fines, compensatory or treble damages, which could have a material adverse effect on our financial position, results of operations, or cash flows. We are also limited in our ability to provide information about our classified programs, their risks or any disputes or claims relating to these programs. Classified programs are subject to security restrictions and preclude the dissemination of information that is classified for national security purposes. As a result, investors have less insight into our classified programs than our other businesses and therefore less ability to fully evaluate the risks related to our classified business.

Misconduct of employees, subcontractors, agents and business partners could cause us to lose existing contracts or customers and adversely affect our ability to obtain new contracts and customers and could have a significant adverse impact on our business and reputation.

Misconduct could include fraud or other improper activities such as falsifying time or other records and violations of laws, including the U.S. Anti-Kickback Act and Foreign Corrupt Practices Act, and comparable foreign laws and regulations. Other examples could include the failure to comply with our policies and procedures or with federal, state or local government procurement regulations, regulations regarding the use and safeguarding of classified or other protected information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental, health or safety matters, bribery of foreign government officials, import-export control, lobbying or similar activities and any other applicable laws or regulations. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of sensitive or classified information could result in claims, remediation costs, regulatory sanctions against us, loss of current and future contracts and serious harm to our reputation. Although we have implemented policies, procedures and controls to prevent and detect these activities, these precautions may not prevent all misconduct, and as a result, we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees, subcontractors, agents or business partners could damage our reputation and subject us to fines and penalties, restitution or other damages, loss of security clearance, loss of current and future customer contracts and suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business, reputation and our future results.

Pension funding and costs are dependent upon several economic assumptions which if changed may cause our future earnings and cash flow to fluctuate significantly.

As a result of the acquisition of DRC, which closed on January 31, 2014, we assumed the obligations under DRC’s then existing defined benefit pension plan (the Pension Plan). The impact of the Pension Plan on our GAAP earnings may be volatile in that the amount of expense we record for the Pension Plan may materially change from year to year because those calculations are sensitive to funding levels as well as changes in several key economic assumptions, including interest rates, rates of return on plan assets, and other actuarial assumptions including participant mortality estimates. Changes in these factors also affect our plan funding, cash flow, and stockholders’ equity. In addition, the funding of the Pension Plan may be subject to changes caused by legislative or regulatory actions.

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

As a result of the acquisition of TASC, we assumed the obligations under TASC’s then existing defined benefit plan. This unfunded plan offered two retirement programs, a Cash Bonus Plan which terminated effective December 31, 2015 and a Retiree Health Reimbursement Account plan (RHRA). The impact of TASC’s defined benefit plan on our U.S. generally accepted accounting principles (GAAP) earnings may be volatile in that the amount of expense we record for the plan may materially change from year to year because those calculations are sensitive to several key economic assumptions including interest rates and actuarial assumptions related to participant mortality, retirement and termination.

U.S. Government Cost Accounting Standards govern the extent to which postretirement costs and plan contributions are allocable to and recoverable under contracts with the U.S. government. On December 27, 2011 the U.S. Government’s Cost Accounting Standards Board published a final rule that harmonizes Cost Accounting Standards (CAS) pension cost reimbursement rules with the Pension Protection Act of 2006 (PPA) funding requirements. The rule is expected to eventually mitigate the mismatch between CAS costs and PPA-amended Employee Retirement Income Security Act of 1974 (ERISA) minimum funding requirements, and result in an acceleration of allowable CAS pension costs as compared to the prior rules. We anticipate that government contractors will be entitled to an equitable adjustment for any additional CAS contract costs resulting from the final rule. As a result, we have sought and expect to continue to seek reimbursement from the U.S. government for a portion of our postretirement costs and plan contributions. For additional information related to our pension funding and costs, see Note 10 to the accompanying Consolidated Financial Statements.

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

Although approximately 99% of our revenues come from the U.S. government, a material amount of our work on behalf of the U.S. government is conducted internationally.

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

We have entered into a stockholders agreement with Birch, certain investment funds affiliated with KKR and certain investment funds affiliated with GA, which provides them with certain rights over company matters.

At the closing of the acquisition of TASC, we entered into a stockholders agreement with Birch, certain investment funds affiliated with KKR and certain investment funds affiliated with GA. The stockholders agreement establishes certain rights, restrictions and obligations of Birch Partners, certain investment funds affiliated with KKR and certain investment funds affiliated with GA, and sets forth other arrangements relating to us, including the right of Birch Partners to designate up to four directors for nomination to our board of directors and the right of its designees to participate on board committees, subject to KKR and GA maintaining certain beneficial ownership of our common stock. The interests of the parties to the stockholders agreement may differ from those of other holders of our common stock.

We may be responsible for U.S. Federal income tax liabilities that relate to the distribution.

L-3 received an IRS Ruling stating that L-3 and its shareholders will not recognize any taxable income, gain or loss for U.S. Federal income tax purposes as a result of the Spin-Off, except to the extent of cash received in lieu of fractional shares. In addition, the Spin-Off was conditioned on the receipt of an opinion of tax counsel as to the satisfaction of certain requirements necessary for the Spin-Off to receive tax-free treatment upon which the IRS will not rule.

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

As of December 31, 2016, we leased properties in the U.S. related to our operations in approximately 68 locations consisting of approximately 1.7 million square feet and owned properties related to our operations at two locations consisting of approximately 42,600 square feet. We also lease a number of small facilities internationally.  Management believes that all of our properties have been well maintained, are in good condition, and are adequate to meet our current contractual requirements.

As of December 31, 2016, we had major operations at the following locations:

•	Washington, District of Columbia; Aberdeen, Maryland; Annapolis Junction, Maryland; Alexandria, Virginia; and Chantilly, Virginia.

Item 3.	LEGAL PROCEEDINGS

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

	2016		2015
	High	Low	High	Low
First Quarter	$32.26	$11.46	$49.00	$29.36
Second Quarter	$24.31	$17.31	$32.64	$22.64
Third Quarter	$32.76	$21.79	$30.56	$20.94
Fourth Quarter	$39.16	$27.81	$35.92	$25.50

On March 6, 2017, the closing price of our common stock on the NYSE was $30.75 per share. As of March 6, 2017, there were 461 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.

In conjunction with the acquisition of TASC, we paid a $207 million special cash dividend of $11.434 per share of common stock to stockholders of record as of the close of business on February 25, 2015 that held their shares through the close of business on February 26, 2015. After taking into account the payment of this special cash dividend, on February 27, 2015, the closing price of our common stock on the NYSE was $36.10 per share.  We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration of any future cash dividends and the amount of any such dividends, if declared, will be subject to our financial condition, earnings, capital requirements, financial covenants and other contractual restrictions and to the discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, industry practice, our financial condition and performance, our future prospects, our cash needs and capital investment plans, income tax consequences, applicable law and such other factors as our Board of Directors may deem relevant.

Equity Compensation Plan Information

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Issuer Purchases of Company Stock

We did not repurchase any of our equity securities during the year ended December 31, 2016.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock during the period from July 18, 2012 (the first day our stock began trading on the NYSE) through December 31, 2016 with the cumulative total return on the Russell 2000 Index and an index of our industry peers. Our peer group consists of the following U.S. Federal government service providers with whom we compete: Booz Allen Hamilton Holding Corporation, CACI International Inc., ICF International, Inc., ManTech International Corporation, NCI, Inc., and SAIC. The comparison assumes that $100 was invested on July 18, 2012 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any, and with respect to our index of industry peers, returns are weighted according to the stock market capitalization of such companies.

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES INITIAL INVESTMENT OF $100 INVESTED ON JULY 18, 2012

	July 18, 2012	December 31, 2016
Engility Holdings, Inc.	$100.00	$236.49
Russell 2000 Index	$100.00	$179.46
Index of our industry peers	$100.00	$325.91

*	Stock performance for SAIC is only included from September 30, 2013, the date that SAIC began regular way trading on the NYSE following its spin-off from its parent company.

Item 6.	SELECTED FINANCIAL DATA

The following table presents the selected historical consolidated financial data for Engility. The Consolidated Statement of Operations for each of the years ended December 31, 2016, 2015 and 2014 and Consolidated Balance Sheet data as of December 31, 2016 and 2015 set forth below are derived from Engility’s audited Consolidated Financial Statements included in this Form 10-K. The Consolidated Statement of Operations for the years ended December 31, 2013 and 2012 and Balance Sheet data as of December 31, 2014, 2013 and 2012 are derived from Engility’s audited consolidated financial statements that are not included in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any future period.

The selected historical consolidated financial data presented below should be read in conjunction with Engility’s Consolidated Financial Statements and accompanying notes and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report.

	As of and for the year ended December 31,
	2016	2015 (1)	2014 (2)	2013	2012
	(in millions, except per share data)
Statement of Operations Data
Revenue	$2,076.4	$2,085.6	$1,367.1	$1,407.4	$1,655.3
Net income (loss) (3)	(6.1)	(230.2)	40.0	54.7	(344.8)
Net income (loss) attributable to Engility (3)	(10.8)	(235.4)	35.4	49.5	(350.4)
Earnings (loss) per share – Basic	(0.29)	(7.02)	2.07	2.94	(21.48)
Earnings (loss) per share – Diluted	(0.29)	(7.02)	1.97	2.81	(21.48)
Weighted average number of shares – Basic	36.7	33.5	17.1	16.9	16.3
Weighted average number of shares – Diluted	36.7	33.5	18.0	17.7	16.3
Balance Sheet Data
Working capital	$112.3	$128.0	$85.8	$141.7	$162.8
Goodwill	1,078.5	1,093.2	644.6	477.6	477.6
Total assets	2,198.6	2,254.0	1,117.0	923.9	1,017.8
Long-term debt (1) (2) (4)	1,040.0	1,094.0	273.8	181.3	275.1
Total equity	704.8	706.1	476.8	443.2	388.3

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

(2)	On January 31, 2014, we completed the acquisition of DRC for $207 million in cash. We borrowed $190 million to finance the DRC acquisition.
(3)	The years ended December 31, 2016, 2015 and 2012 include a non-cash goodwill impairment charge of $10 million, $292 million and $426 million, respectively.
(4)

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

You should read the following discussion of our results of operations and financial condition together with the audited historical Consolidated Financial Statements, and the notes thereto included in this Form 10-K as well as the discussion in the section of this Form 10-K titled “Business.” This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections of this Annual Report titled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.” The financial information discussed below and included in this Annual Report may not necessarily reflect what our financial condition, results of operations or cash flow would have been had we been a stand-alone company during the periods presented or what our financial condition, results of operations and cash flows may be in the future.

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

Engility, through our predecessors, has provided mission critical services to the U.S. government for over six decades. We have a diversified portfolio that serves the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Department of State (DoS), Federal Aviation Administration (FAA), Department of Homeland Security (DHS), and space-related and intelligence community agencies, including the National Geospatial-Intelligence Agency (NGA), Defense Intelligence Agency (DIA), National Reconnaissance Office (NRO), and National Aeronautical and Space Administration (NASA).

Executive Summary

Our revenue is spread over a diverse mix of activities and services with no single program accounting for more than 10% of our revenue for the three-year period ended December 31, 2016.  Revenue for the year ended December 31, 2016 was $2,076 million, a decrease of $9 million compared to the year ended December 31, 2015. This decrease was primarily due to contracts that have come to the end of our period of performance and new business and recompete wins that have not been sufficient to replace the revenue on those contracts, partially offset by the inclusion of a full year of revenue for TASC in 2016, which we acquired in February 2015. The primary drivers of this decrease were $78 million in decreased Federal civilian-related contract revenue and $46 million in decreased DoD-related revenue, partially offset by $115 million in increased intelligence and space-related contract revenue.

Selling, general and administrative expenses for the year ended December 31, 2016 were $166 million, a decrease of $37 million compared with the year ended December 31, 2015. The decrease in selling, general and administrative expenses primarily resulted from lower acquisition, restructuring and amortization expense related to our acquisitions of TASC and DRC coupled with lower expenses in 2016 resulting from synergies achieved in the restructuring. Acquisition and restructuring expenses related to our acquisition of TASC and DRC for the year ended December 31, 2016 were $12 million as compared to $45 million for similar expenses for the year ended December 31, 2015.  Amortization expense related to the acquisitions of TASC and DRC for the year ended December 31, 2016 and 2015 were $28 million and $36 million, respectively. These savings were partially offset by the inclusion of a full year of financial results from TASC in the year ended December 31, 2016 as compared to the same period in 2015.

Operating income for the year ended December 31, 2016 was $122 million compared to an operating loss of $189 million for the year ended December 31, 2015. The increase in operating income was primarily attributable a lower goodwill impairment charge in 2016 compared to 2015.  A full year of financial results from TASC for the year ended December 31, 2016 as compared to the same period in 2015 as well as higher revenue and lower acquisition, restructuring, and amortization expenses noted above also contributed to the increase in operating income.

Economic Opportunities, Challenges, and Risks

We generate 99% of our revenue from contracts with the U.S. government. For the year ended December 31, 2016, $848 million or 40.8% of our total revenue were from contracts with the DoD. This compared to $894 million, or 42.9%, for the year ended December 31, 2015. Revenue decreased primarily as a result of contracts that have come to the end of our period of performance and new business and recompete wins that have not been sufficient to replace the revenue on those contracts.

The U.S. government services market continues to encounter budget, funding, changing mission priorities, and political and legislative challenges, which have adversely impacted spending by both our DoD and Federal agency customers. Trends in the U.S. government contracting process, including a shift towards multiple-award contracts (in which certain contractors are preapproved using IDIQ and General Services Administration contract vehicles), awarding contracts to small businesses, and a continued emphasis on cost efficient solutions, have also increased competition for U.S. government contracts. In addition, as we continue to pursue larger new awards, our competitors for these opportunities may have greater resources and/or stronger relationships with the target customers.  In response to these pressures, we continue to take steps to reduce indirect labor and other costs in our business to increase our overall competitiveness. We have also increased our focus on our business development efforts to win new business, as evidenced by our increased bid and proposal expenditures in 2016.

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

Key Performance Indicators

Backlog

	December 31,
	2016	2015
	(in millions)
Funded	$700.0	$784.2
Unfunded	$2,913.7	$2,277.8
Total	$3,613.7	$3,062.0

We expect that substantially all of our funded backlog at December 31, 2016 will generate revenue during the next twelve month period.

Net Bookings and Net Book-to-Bill

For the year ended December 31, 2016, net bookings were $2,628 million, representing a total net book-to-bill of 1.3x. Net bookings represent the estimated amount of revenue to be earned in the future from funded and negotiated unfunded contract awards that were received during the period. Our total net book to bill is calculated as net bookings divided by revenue.

Days Sales Outstanding

Days sales outstanding (DSO) was 56 days at both December 31, 2016 and 2015. DSO is calculated as net receivables less advance payments and billings in excess of costs incurred, divided by daily revenue (total revenue for the quarter divided by 90 days). The balances at December 31, 2016 include amounts categorized as held for sale related to the agreement to sell IRG.

Prime Contractor Revenue

	Year Ended December 31,
	2016	2015	2014
Prime	82.1%	82.0%	76.6%
Sub	17.9%	18.0%	23.4%
Total	100.0%	100.0%	100.0%

Revenue by Customer

	Year Ended December 31,
	2016	2015	2014
DoD	40.8%	42.9%	63.0%
Federal Civilian	26.1%	29.7%	36.5%
Intel	33.1%	27.4%	0.5%
Total	100.0%	100.0%	100.0%

Revenue by Contract Type

	Year Ended December 31,
	2016	2015	2014
Cost plus	60.1%	58.0%	47.0%
Time and material	18.5%	21.0%	27.8%
Fixed price	21.4%	21.0%	25.2%
Total	100.0%	100.0%	100.0%

Results of Operations — Years ended December 31, 2016, 2015 and 2014

The following information should be read in conjunction with our audited Consolidated Financial Statements included herein.

2016 Compared with 2015

The tables below provide selected financial data for Engility for the years ended December 31, 2016 compared with 2015.

	Year Ended December 31,
	2016		2015		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Revenue	$2,076.4	100.0%	$2,085.6	100.0%	$(9.2)	(0.4)%

Revenue: For the year ended December 31, 2016, revenue was $2,076 million compared to $2,086 million for the year ended December 31, 2015. The decrease in revenue of $9 million was primarily the result of contracts that have come to the end of our period of performance and new business and recompete wins that have not been sufficient to replace the revenue on those contracts, partially offset by the inclusion of a full year of revenue for TASC in 2016, which we acquired in February 2015. The primary drivers of this decrease were $78 million in decreased Federal civilian-related contract revenue and $46 million in decreased DoD-related revenue, partially offset by $115 million in increased intelligence and space-related contract revenue primarily related to a full year of TASC. The decrease in Federal civilian-related contract revenue was primarily attributable to a single contract that ended late in 2015 and contributed $61 million of revenue in 2015. We expect that this shift towards Federal civilian and intelligence and space-related contract revenue will continue as a result of our acquisition of TASC.

	Year Ended December 31,
	2016		2015		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Cost of revenue	$1,777.8	85.6%	$1,779.7	85.3%	$(1.9)	(0.1)%

Cost of revenue: Total cost of revenue was $1,778 million for the year ended December 31, 2016, a decrease of 0.1% compared to $1,780 million for the year ended December 31, 2015. The decrease in cost of revenue reflects decreased revenue of $9 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. Cost of revenue as a percentage of total revenue increased to 85.6% for the year ended December 31, 2016 compared to 85.3% for the year ended December 31, 2015, reflecting slightly lower contract profit.

	Year Ended December 31,
	2016		2015		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Selling, general and administrative expenses	$166.2	8.0%	$203.3	9.7%	$(37.0)	(18.2)%

Selling, general and administrative expenses: For the year ended December 31, 2016, selling, general and administrative expenses were $166 million, compared to $203 million for the year ended December 31, 2015. Selling, general and administrative expenses as a percentage of revenue decreased to 8.0% for the year ended December 31, 2016, compared to 9.7% for the year ended December 31, 2015. The decrease in selling, general and administrative expenses, including as a percentage of revenue, primarily resulted from lower acquisition, restructuring and amortization expense related to our acquisitions of TASC and DRC coupled with lower expenses in 2016 resulting from synergies achieved in the restructuring. Acquisition and restructuring expenses related to our acquisition of TASC and DRC for the year ended December 31, 2016 were $12 million as compared to $45 million for similar expenses for the year ended December 31, 2015.  Amortization expense related to the acquisitions of TASC and DRC for the year ended December 31, 2016 and 2015 were $28 million and $36 million, respectively. These cost reductions were partially offset by the inclusion of a full year of financial results from TASC in the year ended December 31, 2016 as compared to the same period in 2015.

	Year Ended December 31,
	2016		2015		Dollar Change	Percentage Change
	(in millions, except percentages of revenue)
Goodwill impairment	$9.9	0.5%	$292.1	14.0%	$(282.2)	NM

NM = Not meaningful.

Goodwill impairment: During the fourth quarter of 2016, we agreed to sell certain assets and liabilities of IRG. In connection with the sale of IRG in the first quarter of 2017, and based on the final selling price of the business being less than carrying value of the assets as of December 31, 2016, the Company recorded a non-cash goodwill impairment charge of $10 million in 2016. For the year ended December 31, 2015, we recorded a goodwill impairment charge of $292 million due to the decline in the estimated fair value in four of the reporting units.  The decline in the estimated fair value was primarily due to the continued impact from legacy contracts that are ending, reduced in-theater work, new business that did not materialize in the fourth quarter of 2015 and a corresponding reduction in estimated future cash flows. For additional information concerning the goodwill impairments, see Note 5 to the accompanying Consolidated Financial Statements.

	Year Ended December 31,
	2016		2015		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Operating income (loss)	$122.5	5.9%	$(189.4)	(9.1)%	$311.9	(164.6)%

Operating income (loss) and operating margin: Operating income for the year ended December 31, 2016 was $122 million compared to an operating loss of $189 million for the year ended December 31, 2015.  Operating margin was 5.9% for the year ended December 31, 2016 compared to (9.1)% for the year ended December 31, 2015.  The increase in operating income was primarily attributable to lower goodwill impairment charge in 2016 compared to 2015.  A full year of financial results from TASC for the year ended December 31, 2016 as compared to the same period in 2015 as well as lower acquisition, restructuring, and amortization expenses noted above also contributed to the increase in operating income.

	Year Ended December 31,
	2016		2015		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Interest expense, net	$131.2	6.3%	$110.1	5.3%	$21.0	19.1%

Interest expense, net: During the year ended December 31, 2016, net interest expense was $131 million compared to $110 million for the year ended December 31, 2015. The increase in interest expense was due to costs incurred related to the debt refinancing in 2016 and termination of the 2015 Credit Facility (as defined in Note 11 to the accompanying Consolidated Financial Statements).  During the year ended December 31, 2016, we incurred a $10 million early termination penalty under the Second Lien Credit Agreement, recorded a loss on extinguishment of debt of $5 million related to the 2015 Credit Facility and incurred a termination fee related to our interest rate swap of $2 million.  In addition, the Company expensed approximately $11 million of debt issuances costs related to the 2016 Credit Facility and Notes (each as defined in Note 11 to the accompanying Consolidated Financial Statements) that did not qualify for deferral.  During the year ended December 31, 2015, in connection with our entry into the TASC Incremental Facilities (as defined in Note 11 to the accompanying Consolidated Financial Statements) on February 26, 2015, we expensed $5 million of deferred debt issuance costs associated with the 2013 Credit Facility (as defined in Note 11 to the accompanying Consolidated Financial Statements). Furthermore, we expensed debt issuance costs of approximately $1 million that did not qualify for deferral for the year ended December 31, 2015.

As previously discussed, in February 2017, we repriced our existing term loans in order to reduce the interest rate spread which is expected to lower our interest expense in 2017 by approximately $5 million after fees and expenses.

During the year ended December 31, 2016, we had a weighted average outstanding loan balance of $1,147 million, which accrued interest at a weighted average borrowing rate of approximately 8.07%.

During the year ended December 31, 2015, we had a weighted average outstanding loan balance of $1,077 million, which accrued interest at a weighted average borrowing rate of approximately 8.22%.

	Year Ended December 31,
	2016		2015		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Income (loss) before income taxes	$(8.8)	(0.4)%	$(298.3)	(14.3)%	$289.5	NM
Provision (benefit) for income taxes	(2.7)	(0.1)%	(68.1)	(3.3)%	65.3	NM
Net income (loss)	$(6.1)	(0.3)%	$(230.2)	(11.0)%	$224.2	(97.4)%
Effective tax rate	31.0%		22.8%

NM = Not meaningful.

Effective income tax rate: The effective income tax rate, which includes the effects of discrete items, for the year ended December 31, 2016 was 31.0%, compared to 22.8% for the year ended December 31, 2015. The increase in the effective tax rate was primarily due to the goodwill impairment charge and income from our joint venture, as a percentage of total earnings, as compared to the year ended December 31, 2016.

	Year Ended December 31,
	2016		2015		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Net income (loss) attributable to Engility	$(10.8)	(0.5)%	$(235.4)	(11.3)%	$224.5	(95.4)%

Net income (loss) attributable to Engility: Net loss attributable to Engility was approximately $11 million for the year ended December 31, 2016 compared $235 million for the year ended December 31, 2015. The decrease in net loss attributable to Engility for the year ended December 31, 2016 compared to the same period in 2015 was the result of the lower goodwill impairment net of higher interest expense in 2016 previously mentioned.

2015 Compared with 2014

The tables below provide selected financial data for Engility for the years ended December 31, 2015 compared with 2014.

	Year Ended December 31,
	2015		2014		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Revenue	$2,085.6	100.0%	$1,367.1	100.0%	$718.5	52.6%

Revenue: For the year ended December 31, 2015, revenue was $2,086 million, which included $907 million of revenue from TASC for the period from February 26, 2015 to December 31, 2015, compared to $1,367 million for the year ended December 31, 2014. In total, revenue increased $719 million, or 52.6%, compared to the year ended December 31, 2014. This increase was primarily the result of our acquisition of TASC in February 2015, which was a primary driver of $565 million in increased intelligence and space-related contract revenue, $121 million in increased Federal civilian-related contract revenue and $33 million in increased DoD-related revenue. Legacy Engility business decreased $188 million primarily driven by a decrease in DoD-related revenues of $219 million, of which $62 million was related to the drawdown in Afghanistan.

Intelligence and space-related contract revenue primarily consisted of $563 million of TASC-related revenue from the date of the TASC acquisition to December 31, 2015. The increase in Federal civilian-related revenue was driven primarily by TASC-related revenue of $92 million from the date of the TASC acquisition to December 31, 2015 and a $28 million increase in legacy Engility Federal civilian-related revenue for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in DoD-related revenues was primarily the result of $252 million in DoD-related revenue from TASC, partially offset by (i) $62 million related to the drawdown in Afghanistan and (ii) a decline of $157 million in legacy Engility DoD-related revenue for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Legacy Engility Afghanistan-related revenue was $59 million for the year ended December 31, 2015 as compared to $121 million for the year ended December 31, 2014.

	Year Ended December 31,
	2015		2014		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Cost of revenue	$1,779.7	85.3%	$1,169.3	85.5%	$610.4	52.2%

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

	Year Ended December 31,
	2015		2014		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Selling, general and administrative expenses	$203.3	9.7%	$114.9	8.4%	$88.4	76.9%

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

	Year Ended December 31,
	2015		2014		Dollar Change	Percentage Change
	(in millions, except percentages of revenue)
Goodwill impairment	$292.1	14.0%	$—	—%	$292.1	NM

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

	Year Ended December 31,
	2015		2014		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Operating income (loss)	$(189.4)	(9.1)%	$82.9	6.1%	$(272.4)	(328.5)%

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

	Year Ended December 31,
	2015		2014		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Interest expense, net	$110.1	5.3%	$12.8	0.9%	$97.3	760.6%

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

During the year ended December 31, 2015, we had a weighted average outstanding loan balance of $1,077 million, which accrued interest at a weighted average borrowing rate of approximately 8.22%.

During the year ended December 31, 2014, we had a weighted average outstanding loan balance of $342 million, which accrued interest at a weighted average borrowing rate of approximately 2.92%.

	Year Ended December 31,
	2015		2014		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Income (loss) before income taxes	$(298.3)	(14.3)%	$70.6	5.2%	$(369.0)	NM
Provision (benefit) for income taxes	(68.1)	(3.3)%	30.6	2.2%	(98.7)	NM
Net income (loss)	$(230.2)	(11.0)%	$40.0	2.9%	$(270.2)	(675.5)%
Effective tax rate	22.8%		43.4%

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

	Year Ended December 31,
	2015		2014		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Net income (loss) attributable to Engility	$(235.4)	(11.3)%	$35.4	2.6%	$(270.8)	(764.4)%

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

Quarterly Financial Data

2016	First Quarter (1)	Second Quarter	Third Quarter (1)	Fourth Quarter (2)	Total Year
(in thousands, except per share data)
Total revenue	$522,779	$535,432	$511,800	$506,412	$2,076,423
Operating income	26,473	35,063	36,869	24,061	122,466
Net income (loss) attributable to Engility	(3,230)	2,494	(16,757)	6,686	(10,807)
Earnings (loss) per share attributable to Engility - Basic	(0.09)	0.07	(0.46)	0.18	(0.29)
Earnings (loss) per share attributable to Engility - Diluted	(0.09)	0.07	(0.46)	0.18	(0.29)

2015	First Quarter (3)	Second Quarter	Third Quarter	Fourth Quarter (4)	Total Year
(in thousands, except per share data)
Total revenue	$402,647	$575,495	$570,459	$537,022	$2,085,623
Operating income (loss)	303	37,824	34,499	(262,074)	(189,448)
Net income (loss) attributable to Engility	(13,367)	13,096	3,650	(238,731)	(235,352)
Earnings (loss) per share attributable to Engility - Basic	(0.55)	0.36	0.10	(6.53)	(7.02)
Earnings (loss) per share attributable to Engility - Diluted	(0.55)	0.35	0.10	(6.53)	(7.02)

(1)

In the third quarter of 2016, the Company recorded an out-of-period adjustment that decreased revenue and income (loss) before income taxes by $2 million to correct an error related to our system conversion, all of which relates to the first quarter of 2016.  The adjustment was not material to the third quarter or any previously issued financial statements. The results for the third quarter of 2016 also include $28 million of costs related from our refinancing.

(2)

In the fourth quarter of 2016, the Company recorded out-of-period adjustments that decreased income (loss) before income taxes by $4 million to correct errors in previously issued financial statements, of which $2 million relates to the first nine months of 2016 and $2 million relates to the year ended December 31, 2015.  The impact of the errors on income (loss) before income taxes for each quarterly period was less than $1 million.  The adjustments were not material to the fourth quarter or any previously issued financial statements. The results for the fourth quarter of 2016 also includes a non-cash goodwill impairment charge of $10 million.

(3)

The results for the first quarter of 2015 include: (i) the financial results from the TASC acquisition for the periods subsequent to the date of the acquisition of February 26, 2015 and (ii) acquisition-related expenses for TASC of $24 million.

(4)

In the fourth quarter of 2015, the Company recorded an out-of-period adjustment that decreased revenue and income (loss) before income taxes by $3 million to correct errors in previously issued financial statements, of which $1 million and $2 million relate to the first and second quarters of 2015, respectively.  The adjustments were not material to the fourth quarter or any previously issued financial statements.  The results for the fourth quarter of 2015 also includes a non-cash goodwill impairment charge of $292 million.

Liquidity and Capital Resources

Our primary cash needs are for debt service, working capital, and strategic investments or acquisitions. Under the 2016 Credit Facility, our average required payments due in 2017 include principal of $7 million per quarter and estimated quarterly interest of approximately $17 million. We currently believe that our cash from operations, together with our cash on hand and available borrowings under the 2016 Credit Facility are adequate to fund our operating needs for at least the next twelve months. As of December 31, 2016, our availability under the revolving portion of our 2016 Credit Facility was $163 million, net of outstanding letters of credit.

Accounts receivable is the principal component of our working capital and is generally driven by our level of revenue with other short-term fluctuations related to payment practices by our customers. Our accounts receivable reflect amounts billed to our customers, as well as unbilled receivables that represent revenue that was recognized in the preceding month, which is generally billed in the following month as of each balance sheet date.

The total amount of our accounts receivable can vary significantly over time, but is generally very sensitive to recent revenue levels. Our DSO typically ranges from 55 to 60 days and is calculated on trailing three months of revenue. Our DSO, net of advance payments, was 56 days at both December 31, 2016 and 2015. The balances at December 31, 2016 include amounts categorized as held for sale related to the agreement to sell IRG.

The following table represents cash flows for the periods indicated.

	Year Ended December 31,
	December 31, 2016	December 31, 2015	December 31, 2014
	(in millions)
Net cash provided by operating activities	$94.4	$48.4	$102.4
Net cash (used in) provided by investing activities	$(21.4)	$5.9	$(212.7)
Net cash (used in) provided by financing activities	$(52.9)	$(31.4)	$88.4
Net change in cash and cash equivalents	$20.1	$22.9	$(21.9)

Cash provided by Operating Activities

We generated $94 million of cash from operating activities during the year ended December 31, 2016, compared with $48 million during the year ended December 31, 2015. For the year ended December 31, 2016, the net loss and non-cash items added $72 million to operating activities as compared to $116 million for the year ended December 31, 2015. The decrease in non-cash items was primarily due to the lower goodwill impairment charge and lower depreciation and amortization expenses recorded in 2016 compared to 2015, partially offset by the lower net loss recorded in 2016 compared to 2015. Net working capital changes for the year ended December 31, 2016 increased cash from operations by $22 million primarily associated with net cash inflows from accounts receivable, as compared to a decrease of $68 million for the year ended December 31, 2015. The increase in net working capital changes was primarily due to approximately $4 million of acquisition and restructuring payments for the year ended December 31, 2016 compared to $66 million for the year ended December 31, 2015 related to our acquisition of TASC.  The acquisition and restructuring costs included transaction costs, severance payments, and the settlement of share-based payment awards including certain liabilities assumed at the date of the acquisition.

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

Cash provided by (used in) Investing Activities

During the years ended December 31, 2016, 2015 and 2014, we used $21 million, $20 million and $5 million, respectively, of cash for capital expenditures.  The increase in capital expenditures in 2016 and 2015 compared to 2014 reflect the addition of TASC coupled with one-time additions resulting from the consolidation of facilities and business systems arising from the acquisition of TASC in 2015.

During the year ended December 31, 2015, cash received in the acquisition of TASC was $25 million, compared to cash used in the acquisition of DRC of $207 million for the year ended December 31, 2014.

Cash (used in) provided by Financing Activities

Net cash used in financing activities for the year ended December 31, 2016 was $53 million, primarily due to net repayments of debt and debt issuance costs related to the debt refinancing in 2016.  During the year ended December 31, 2016, gross borrowings related to the refinancing in 2016 were $1,180 million and repayment of debt totaled $1,216 million, which included an outstanding principal balance of $1,125 million from the 2015 Credit Facility immediately prior to the refinancing in 2016.  We also repaid a total of $91 million of debt under the 2015 Credit Facility and 2016 Credit Facility. In addition to regular mandatory payments of $11 million made in 2016, under the 2015 Credit Facility $10 million of second lien term loan debt was purchased in the first quarter of 2016 and $20 million of term loan debt was prepaid during the second quarter of 2016.  Under the 2016 Credit Facility, we prepaid $50 million of Term B2 Loan (as defined in Note 11 to the accompanying Consolidated Financial Statements) debt during the second half of 2016.

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

2016 Credit Facility

In February 2017, we repriced our existing term loans under the 2016 Credit Facility in order to reduce the interest rate spread which is expected to lower our interest expense in 2017 by approximately $5 million after fees and expenses.  In addition, the debt refinancing that we completed in August 2016 lowered our interest expense by approximately $23 million at the time of the refinancing. For a summary of the terms of the 2016 Credit Facility, including a discussion of the February 2017 repricing, see Notes 11 and 15 to the accompanying Consolidated Financial Statements.

As of December 31, 2016 we do not have an outstanding balance on our revolving line of credit and our availability under the revolving portion of the 2016 Credit Facility was $163 million, net of outstanding letters of credit.

The table below summarizes our net debt and available liquidity as of December 31, 2016 and 2015.

	December 31, 2016	December 31, 2015	Change
	(in millions)
Net debt
Term Loans balance	$823.3	$1,159.7	$(336.4)
Notes balance	300.0	—	300.0
Revolver balance	—	—	—
Cash	(48.2)	(30.0)	(18.2)
Net debt	$1,075.1	$1,129.7	$(54.6)
Available liquidity
Cash	$48.2	$30.0	$18.2
Revolver availability	163.1	111.7	51.4
Total available liquidity	$211.3	$141.7	$69.6

We currently depend on cash on hand and cash flows from operations to make scheduled debt payments. Under the 2016 Credit Facility, the total principal and cash interest payments on our debt in 2017 is approximately $93 million, and we have approximately $48 million in cash on hand as of December 31, 2016. We expect to be able to meet the estimated principal and interest payments on our debt through a combination of cash on hand and expected cash flows from operations. For the foreseeable future, we expect to use a significant portion of our free cash flow to service our debt obligation.

Contractual Obligations

The table below presents our estimated total contractual obligations at December 31, 2016, including the amounts expected to be paid or settled for each of the periods indicated below.

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in millions)
Long-term debt obligations (1)	$1,597.8	$100.5	$197.6	$278.4	$1,021.3
Non-cancellable operating leases (2)	129.0	27.8	34.8	29.7	36.7
Purchase obligations (3)	61.8	57.2	4.0	0.6	-
Pension contributions (4)	3.4	3.4	—	—	—
Total (5)	$1,792.0	$188.9	$236.4	$308.7	$1,058.0

(1)

Represents term loan and outstanding borrowing under our revolving line of credit and $475 million of expected interest payments. Interest expense was estimated using an assumed weighted average interest rate of 6.98%. In February 2017, we repriced our existing term loans in order to reduce the interest rate spread which is expected to lower our interest expense in 2017 by approximately $5 million after fees and expenses.  After considering the impact of this repricing, the long term debt obligations row would be revised as follows:  $1,552 million for “Total”, $93 million for “Less than 1 Year,” $182 million for “1-3 Years,” $265 million for “3-5 Years,” and $1,012 million for “More Than 5 Years.”

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

(4)

The Company will make pension contributions in future years to the DRC Plan as required by ERISA.  Contributions to the TASC Retiree Health Reimbursement (RHRA) plan are made to reimburse participants for medical claims as incurred. Annual benefit obligations after 2017 are not estimable at this time. For additional information regarding our defined benefit plans, see Note 10 to the accompanying Consolidated Financial Statements.

(5)

Excludes all income tax obligations, a portion of which represents unrecognized tax benefits in connection with uncertain tax positions taken, or expected to be taken on our income tax returns as of December 31, 2016 since we cannot determine the time period of future tax consequences. For additional information regarding income taxes, see Note 7 to the accompanying Consolidated Financial Statements.

Off-Balance Sheet Arrangements

At December 31, 2016, we had no significant off-balance sheet arrangements other than $2 million of outstanding letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain vendors and customers. These letters of credit may be drawn upon in the event of Engility’s nonperformance.

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

We are also subject to investigations, litigation, proceedings, claims or assessments and various contingent liabilities incidental to our businesses. Furthermore, in connection with certain business acquisitions, we have assumed some or all claims against, and liabilities of, such acquired businesses, including both asserted and unasserted claims and liabilities. For a description of our legal proceedings and contingencies, see “Item 3. Legal Proceedings” as well as Note 9 to the accompanying Consolidated Financial Statements, both of which are incorporated by reference.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the accompanying Consolidated Financial Statements. The preparation of financial statements in conformity with GAAP requires us to make estimates using assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and cost of revenue during the reporting period. The most significant of these estimates relate to the recoverability, useful lives and valuation of identifiable intangible assets and goodwill, income taxes and contingencies. Actual amounts will differ from these estimates and could differ materially. We believe that our critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are uncertain and inherently judgmental at the time of the estimate; (2) use of reasonably different assumptions could have changed our estimates, particularly with respect to recoverability of assets, and (3) changes in the estimate could have a material effect on our financial condition or results of operations. We believe the following critical accounting policies contain the more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition: Substantially all of our revenue is derived from services provided to the U.S. government and its agencies, primarily by our consulting staff and, to a lesser extent, subcontractors. We generate revenue from the following types of contractual arrangements: cost-reimbursable-plus-fee contracts, time-and-materials contracts, and fixed-price contracts.

Revenue on cost-reimbursable-plus-fee contracts is recognized as services are performed, generally based on allowable costs plus any recognizable earned fee. The Company considers fixed fees under cost-reimbursable-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For cost-reimbursable-plus-fee contracts that include performance-based fee incentives, which are principally award fee arrangements, revenue and profit on award fees are recognized as work on the contracts is performed.  We have significant history with the client for the majority of these contracts, and that history and management’s evaluation and monitoring of performance form the basis of estimated fees recorded. Estimates of the total fee to be earned are made based on contract provisions, prior experience with similar contracts or clients, and management’s evaluation of the performance on such contracts.

Revenue for time-and-materials contracts is recognized as services are performed, generally on the basis of contract allowable labor hours worked multiplied by the contract-defined billing rates, plus allowable direct costs and indirect cost allocations associated with materials used and other direct expenses incurred in connection with the performance of the contract.

Revenue on fixed-price contracts is recognized using a percentage-of-completion method based on actual costs incurred relative to total estimated costs for the contract. These estimated costs are updated during the term of the contract, and may result in revision by the Company of recognized revenue and estimated costs in the period in which they are identified by cumulative catch-up adjustments. Profits on fixed-price contracts result from the difference between incurred costs and revenue earned.

Percentage-of-completion contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, developing total revenue and cost at completion estimates require the use of significant judgment.  Contract costs include direct labor and billable expenses, an allocation of allowable indirect costs, and warranty obligations. Billable expenses are comprised of subcontracting costs and other direct costs that often include, but are not limited to, travel-related costs and telecommunications charges. We recognize revenue and billable expenses from these transactions on a gross basis. Assumptions regarding the length of time to complete the contract also include expected increases in wages and prices for materials. Estimates of total contract revenue and costs are monitored during the term of the contract and are subject to revision as the contract progresses. Anticipated losses on contracts are recognized in the period they are deemed probable and can be reasonably estimated.  Anticipated contract losses recorded for the year ended December 31, 2016 and 2015 were $1 million and $2 million, respectively.  Prior to January 1, 2015, the Company’s accounting policy was to record losses under contracts in accordance with ASC 605-10-S99 whereby losses were recorded over the contract life.

For the year ended December 31, 2016, the recognized amounts related to changes in estimates at completion represented a net increase to revenue and operating income of $18 million, of which $4 million was directly related to favorable performance on contracts with award fees.  Amounts related to changes in estimates at completion for the year ended December 31, 2015 represented a net increase to revenue and operating income of $10 million, of which $5 million was directly related to favorable performance on contracts with award fees.  Prior to January 1, 2015, the Company’s accounting policy was to record revenue and operating income in accordance with ASC 605-10-S99 whereby award fees were recognized only when awarded by the customer.

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

Included in unbilled receivables, a component of receivables, net, are certain restructuring costs related to the performance of our U.S. government contracts which are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are expensed outside of our indirect rates and recognized as revenue for the portion we expect to be recoverable in our rates. At both December 31, 2016 and 2015, these receivables were approximately $11 million and are allocated to contracts when they are paid or otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued expensing of these costs, the profitability of our remaining contracts could be adversely affected.

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

Effective October 2016, we streamlined our structure from seven to five groups, each led by a senior vice president. We made this change to align more closely with our customers’ missions, increase customer intimacy, and eliminate overlap and redundancy. Upon our realignment, the Company combined the goodwill of the units that were consolidated. During 2015, goodwill was allocated to seven reporting units.  Upon our acquisition of TASC in February 2015, the Company allocated the goodwill to each of our seven reporting units using relative fair value. Relative fair value was determined based on each reporting unit’s expected contribution to the Company’s projected earnings before interest and taxes (EBIT). The Company does not aggregate any reporting units when evaluating goodwill for impairment.

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

The fair value measurement was calculated using unobservable inputs to the discounted cash flow method, which are classified as Level 3 within the fair value hierarchy under GAAP. The key assumptions we used to estimate the fair values of the reporting units are:

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

To determine fair value as of November 30, 2016 and 2015, we used the Income Approach and Guideline Public Company Method weighted 50% and 50%, respectively. The two methods returned value indications that were supportive of one another and corroborative of the value conclusion.

Goodwill Impairment Measurement

Based on results of the November 30, 2016 goodwill impairment test, the fair value for all five reporting units exceeded their carrying value; therefore, no impairment charge was required.  However, in connection with the sale of IRG, and based on the final selling price of the business being less than carrying value of the assets as of December 31, 2016, the Company recorded a non-cash goodwill impairment charge of $10 million in 2016.

During the year ended December 31, 2015, we recorded a goodwill impairment charge of $292 million due to the decline in the estimated fair value in four of the reporting units.  The decline in the estimated fair value was primarily due to the continued impact from legacy contracts that are ending, reduced in-theater work, new business that did not materialize in the fourth quarter of 2015 and a corresponding reduction in estimated future cash flows. During the year ended December 31, 2015, we acquired TASC which added $741 million to our balance of goodwill.

The more significant assumptions used in our DCF valuation to determine the fair value of the reporting units in connection with the goodwill valuation assessment at November 30, 2016 and 2015 were: (1) detailed five-year cash flow projections for the reporting units, which are based primarily on our estimates of future revenue, operating income and cash flows, (2) an expected long-term growth rate for the reporting units, which reflects the expected long-term growth rate for the U.S. economy and respective areas of the U.S. defense industry in which the reporting units operate and (3) risk adjusted discount rates, which represents the estimated weighted-average cost of capital (WACC) for the reporting units and includes the estimated risk-free rate of return that is used to discount future cash flow projections to their present values.

The reporting units WACC was comprised of were: (1) an estimated required rate of return on equity based on publicly traded companies with business and economic risk characteristics comparable to the reporting units (Market Participants) and (2) an after-tax rate of return on Market Participants’ debt, each weighted by the relative percentages of Market Participants’ equity and debt. The WACC is based on a number of market inputs that are outside of our control and are updated annually to reflect changes to such market inputs as of the date of our annual goodwill impairment assessments, including changes to: (1) the estimated required rate of return on equity based on historical returns on common stock securities of Market Participants and the Standard & Poor’s 500 Index (referred to as beta), (2) the risk free rate of return based on the prevailing market yield on the 20-year U.S. Treasury bond, (3) the Moody’s 20 year Baa rate, and (4) the relative percentages of Market Participants’ equity and debt.

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

For the November 30, 2016 and 2015 goodwill impairment tests the weighted average long-term growth rate developed by management for purposes of our goodwill impairment analysis was 3% for both periods, and the WACC used was 9% in 2016 and 10% in 2015. The long term growth rate was evaluated considering the discrete projection period and long-term industry and economic factors. For the November 30, 2016 goodwill impairment test, the fair value for the five reporting units exceeded their carrying value by $573 million or 36%. The fair value of each of our reporting units exceeded its carrying value by at least 15% as of November 30, 2016. For November 30, 2015, the fair value of the three reporting units that did not have a goodwill impairment exceeded its carrying value by at least 20%.

For the November 30, 2016 goodwill impairment test, a hypothetical 1% decrease in the long-term growth rate and increase in the WACC would decrease the fair value of the reporting units under the DCF valuation by approximately $205 million and $263 million, respectively, and neither change would result in an impairment of any of the reporting units.

The amount of goodwill for each of our reporting units at December 31, 2016 is shown in the following table (in millions):

Space Systems	$288.6
Intelligence Solutions	260.1
DoD	242.3
Federal Civilian	187.6
Products	99.9
$1,078.5

Goodwill for the Federal civilian reporting unit decreased $14 million in 2016 which consisted of the goodwill impairment charge of $10 million as previously discussed above and $4 million that was allocated to the carrying value of assets held for sale associated with our agreement to sell IRG, as described in Note 1 to the accompanying Consolidated Financial Statements under the caption titled assets held for sale.

Identifiable Intangible Assets: As part of the accounting for our business acquisitions, identifiable intangible assets are recognized as assets if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged. The most significant identifiable intangible asset that is recognized separately for our business acquisitions is customer contractual relationships. All of our customer relationships are established through written customer contracts. The fair value for customer contractual relationships is determined, as of the date of the acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows arising from the follow-on revenue on contract renewals expected from the customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and revenue, less a contributory assets charge, all of which is discounted to present value. Identifiable intangible assets are: (1) tested for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and (2) amortized over their estimated useful lives as the economic benefits are consumed, ranging from 1 to 20 years. We evaluate the carrying amount and the remaining useful lives of identifiable intangible assets on a quarterly basis at the asset group level.  To the extent events or changes in circumstances indicate the carrying amount of these assets may not be recoverable, we test recoverability based on our projection of the undiscounted future operating cash flows of the related asset group. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to fair value. No impairment charges related to identifiable intangible assets were recorded in the three years ending December 31, 2016.

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

Income Taxes: We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We record valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances. We also recognize liabilities for uncertain tax positions when it is more likely than not that a tax position will not be sustained upon ultimate settlement with a taxing authority. If a tax position does not meet the “more-likely-than-not” recognition threshold, despite our belief that our filing position is supportable, the benefit of that tax position is not recognized. At December 31, 2016 and 2015, we had long-term net deferred tax assets of $232 million and $235 million, respectively. Deferred income taxes are determined separately for each of our tax-paying entities in each tax jurisdiction. In assessing the need for a valuation allowance, we considered all available positive and negative evidence, including the future reversal of existing temporary timing differences (deferred tax liabilities), taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. Positive evidence considered in connection with evaluating whether a valuation allowance is required includes the historic ability to utilize deferred tax assets before they expire and future forecasts.  In order to realize the deferred tax assets, the Company needs to generate approximately $457 million of pre-tax income over the next 13 years.  The Company believes this level of pre-tax income will be achievable. If management determines that a deferred tax asset is not “more likely than not” to be realized, a valuation allowance will be recorded through the income tax provision to reduce the deferred tax asset to an appropriate level in that period.

On the basis of this evaluation, as of December 31, 2016, management has determined it is more likely than not a portion of state deferred tax assets, capital loss carryforwards, charitable donations, and foreign tax credits will not be realized and has recorded a $1 million valuation allowance against them.  A change in the ability of our operations to continue to generate future taxable income could affect our ability to realize the future tax deductions underlying our deferred tax assets, and require us to provide a valuation allowance against our deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

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

The discount rate represents the estimated rate at which we could effectively settle our pension benefit obligations. Beginning in 2016, we refined the method used to measure interest costs for pension and postretirement benefits. Previously, the cost was determined using a single weighted-average discount rate derived from the yield curve. Under the refined method, known as the spot rate approach, we will use individual spot rates along the yield curve that correspond with the timing of each benefit payment. In order to estimate this rate for 2016, the timing of each benefit payment was matched against the individual spot rates along the Towers Watson RATE:Link yield curve to produce a single discount rate. As of December 31, 2016, the DRC pension plan's measurement date, the weighted average discount rate used to determine the benefit obligations and the net periodic benefit costs was 3.95% and 3.39%, respectively.   The weighted average discount rate used to determine the benefit obligations and the net periodic benefit cost for the TASC defined benefit plan was 3.54% and 2.85%, respectively.  A hypothetical decrease of 1% in the discount rate would not result in a material increase in annual pension and defined benefit plan expense.

The assumed expected rate of return on plan assets, which is the average return expected on the funds invested or to be invested to provide future benefits to pension plan participants, is determined by an annual review of historical long-term asset returns and consultation with outside investment advisors. The weighted average expected rate of return for the DRC pension plan at December 31, 2016 was 8.00%. A hypothetical decrease of 1% in the expected rate of return would not result in a material increase in annual pension expense. The TASC defined benefit plan is unfunded and contributions are made equal to the amount of benefit payments made to plan participants.

If assumptions differ materially from actual results in the future, our obligations under the pension plans could also differ materially, potentially requiring us to record an additional pension liability and record additional pension costs. An actuarial valuation of the pension plans are performed each year. The results of these actuarial valuations are reflected in the accounting for the pension plans upon determination. As of December 31, 2016, we have a total pension and defined benefit liability of $46 million which represented the underfunded benefit obligation.

Liabilities for Pending and Threatened Litigation: We are subject to litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to our business or assumed in connection with certain business acquisitions. In accordance with the accounting standards for contingencies, we accrue a charge for a loss contingency when we believe it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If the loss is within a range of specified amounts, the most likely amount is accrued, and if no amount within the range represents a better estimate we accrue the minimum amount in the range. Generally, we record the loss contingency at the amount we expect to pay to resolve the contingency and the amount is generally not discounted to the present value. Amounts recoverable under insurance contracts are recorded as assets when recovery is deemed probable. Contingencies that might result in a gain are not recognized until realizable. Changes to the amount of the estimated loss, or resolution of one or more contingencies could have a material impact on our results of operations, financial position and cash flows. For a description of our legal proceedings and contingencies, see “Item 3. Legal Proceedings” as well as Note 9 to the accompanying Consolidated Financial Statements.

New Accounting Pronouncements

See Note 2 to the accompanying Consolidated Financial Statements for a listing of new accounting pronouncements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates for borrowings under the 2016 Credit Facility. A hypothetical 1% increase in interest rates would have increased our interest expense by approximately $12 million for the year ended December 31, 2016 and likewise decreased our income and cash flows.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Engility Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Engility Holdings, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies debt issuance costs in 2016.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 9, 2017

ENGILITY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$48,236	$30,022
Receivables, net	334,248	381,760
Prepaid income taxes	5,430	5,003
Assets held for sale, current	20,242	—
Other current assets	24,974	24,655
Total current assets	433,130	441,440
Property, plant and equipment, net	46,547	44,120
Goodwill	1,078,454	1,093,178
Identifiable intangible assets, net	393,891	436,627
Deferred tax assets	232,283	235,397
Assets held for sale	11,962	—
Other assets	2,292	3,211
Total assets	$2,198,559	$2,253,973
Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$26,947	$8,447
Accounts payable, trade	43,943	54,345
Accrued employment costs	98,860	81,711
Accrued expenses	76,870	82,765
Advance payments and billings in excess of costs incurred	33,259	49,205
Deferred income taxes, current and income tax liabilities	209	695
Liabilities held for sale, current	4,341	—
Other current liabilities	36,410	36,293
Total current liabilities	320,839	313,461
Long-term debt	1,039,993	1,094,029
Income tax liabilities	64,852	68,000
Liabilities held for sale	1,084	—
Other liabilities	66,986	72,350
Total liabilities	1,493,754	1,547,840
Commitments and contingencies (Note 9)
Equity:
Preferred stock, par value $0.01 per share, 25,000 shares authorized, none issued or outstanding as of December 31, 2016 or 2015	—	—
Common stock, par value $0.01 per share, 175,000 shares authorized, 36,776 and 36,735 shares issued and outstanding as of December 31, 2016 and 2015, respectively	368	368
Additional paid-in capital	1,237,826	1,231,584
Accumulated deficit	(541,702)	(530,895)
Accumulated other comprehensive loss	(4,865)	(7,229)
Non-controlling interest	13,178	12,305
Total equity	704,805	706,133
Total liabilities and equity	$2,198,559	$2,253,973

See notes to Consolidated Financial Statements

ENGILITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue	$2,076,423	$2,085,623	$1,367,091
Costs and expenses
Cost of revenue	1,777,844	1,779,709	1,169,281
Selling, general and administrative expenses	166,238	203,262	114,890
Goodwill impairment	9,875	292,100	—
Total costs and expenses	1,953,957	2,275,071	1,284,171
Operating income (loss)	122,466	(189,448)	82,920
Interest expense, net	131,185	110,143	12,799
Other income (expenses), net	(80)	1,285	526
Income (loss) before income taxes	(8,799)	(298,306)	70,647
Provision (benefit) for income taxes	(2,730)	(68,067)	30,637
Net income (loss)	(6,069)	(230,239)	40,010
Less: Net income attributable to non-controlling interest	4,738	5,113	4,587
Net income (loss) attributable to Engility	$(10,807)	$(235,352)	$35,423

Earnings (loss) per share attributable to Engility
Basic	$(0.29)	$(7.02)	$2.07
Diluted	$(0.29)	$(7.02)	$1.97

Weighted average number of shares outstanding
Basic	36,730	33,536	17,100
Diluted	36,730	33,536	18,018

See notes to Consolidated Financial Statements

ENGILITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$(6,069)	$(230,239)	$40,010
Other comprehensive income, net of tax:
Pension liability adjustment, net of tax expense (benefit) of $73, $531 and $(5,782) for the year ended December 31, 2016, 2015 and 2014, respectively	351	469	(9,018)
Less: reclassification adjustment for costs realized in net income, net of tax benefit of $114 and $123 for the year ended December 31, 2016 and 2015, respectively	(178)	(108)	—
Net pension liability adjustment	173	361	(9,018)
Unrealized gain on derivative instruments, net of tax expense of $2,880 and $2,250 for the year ended December 31, 2016 and 2015, respectively	4,514	3,526	—
Less: reclassification adjustment for costs realized in net income, net of tax benefit of $1,482 and $1,339 for the year ended December 31, 2016 and 2015, respectively	(2,323)	(2,098)	—
Net unrealized gain on derivative instruments	2,191	1,428	—
Other comprehensive income, net of tax	2,364	1,789	(9,018)
Comprehensive income (loss)	(3,705)	(228,450)	30,992
Less: Net income attributable to non-controlling interest	4,738	5,113	4,587
Comprehensive income (loss) attributable to Engility	$(8,443)	$(233,563)	$26,405

See notes to Consolidated Financial Statements

ENGILITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

					Accumulated
			Additional		Other	Non-	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance at December 31, 2013	17,238	$172	$761,119	$(330,911)	$—	$12,774	$443,154
Net income attributable to Engility	—	—	—	35,423	—	—	35,423
Other comprehensive loss, net	—	—	—	—	(9,018)	—	(9,018)
Share-based compensation	272	3	8,830	—	—	—	8,833
Proceeds from share-based payment arrangements	82	1	1,479	—	—	—	1,480
Payment of employee withholding taxes on restricted stock units	—	—	(2,371)	—	—	—	(2,371)
Excess tax deduction from share-based payment arrangements	—	—	1,707	—	—	—	1,707
Net income attributable to non-controlling member	—	—	—	—	—	4,587	4,587
Distribution to non-controlling interest member	—	—	—	—	—	(6,987)	(6,987)
Other	—	—	—	(55)	—	—	(55)
Balance at December 31, 2014	17,592	$176	$770,764	$(295,543)	$(9,018)	$10,374	$476,753
Net loss attributable to Engility	—	—	—	(235,352)	—	—	(235,352)
Other comprehensive income, net	—	—	—	—	1,789	—	1,789
Shares issued for acquisition	18,938	189	662,936	—	—	—	663,125
Option price adjustment	—	—	228	—	—	—	228
Transaction costs	—	—	(2,590)	—	—	—	(2,590)
Dividends paid or accrued, net of forfeitures	—	—	(206,839)	—	—	—	(206,839)
Share-based compensation	186	3	9,297	—	—	—	9,300
Proceeds from share-based payment arrangements	19	—	279	—	—	—	279
Payment of employee withholding taxes on restricted stock units	—	—	(8,021)	—	—	—	(8,021)
Excess tax deduction from share-based payment arrangements	—	—	5,530	—	—	—	5,530
Net income attributable to non-controlling member	—	—	—	—	—	5,113	5,113
Distribution to non-controlling interest member	—	—	—	—	—	(3,182)	(3,182)
Balance at December 31, 2015	36,735	$368	$1,231,584	$(530,895)	$(7,229)	$12,305	$706,133
Net loss attributable to Engility	—	—	—	(10,807)	—	—	(10,807)
Other comprehensive income, net	—	—	—	—	2,364	—	2,364
Dividends forfeited	—	—	53	—	—	—	53
Share-based compensation	17	—	8,255	—	—	—	8,255
Proceeds from share-based payment arrangements	24	—	214	—	—	—	214
Payment of employee withholding taxes on restricted stock units	—	—	(1,779)	—	—	—	(1,779)
Excess tax deduction from share-based payment arrangements	—	—	(501)	—	—	—	(501)
Net income attributable to non-controlling member	—	—	—	—	—	4,738	4,738
Distribution to non-controlling interest member	—	—	—	—	—	(3,865)	(3,865)
Balance at December 31, 2016	36,776	$368	$1,237,826	$(541,702)	$(4,865)	$13,178	$704,805

See notes to Consolidated Financial Statements

ENGILITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net income (loss)	$(6,069)	$(230,239)	$40,010
Goodwill impairment charge	9,875	292,100	—
Share-based compensation	8,255	9,297	8,830
Depreciation and amortization	46,797	58,435	20,953
Loss on disposal of property, plant and equipment	1,078	3,413	—
Bad debt expense	744	7,346	—
Loss on extinguishment of debt	4,642	—	—
Amortization of bank debt fees	5,564	13,339	1,634
Deferred income taxes	1,256	(37,487)	(1,355)
Changes in operating assets and liabilities, excluding acquired amounts:
Receivables	31,882	46,338	43,115
Other assets	(986)	26,553	4,611
Accounts payable, trade	(9,673)	(33,570)	5,399
Accrued employment costs	17,149	(58,467)	(18,603)
Accrued expenses	1,805	(22,204)	3,004
Advance payments and billings in excess of costs incurred	(15,674)	8,901	2,904
Other liabilities	(2,240)	(35,337)	(8,143)
Net cash provided by operating activities	94,405	48,418	102,359
Investing activities:
Acquisitions, net of cash acquired	—	25,478	(207,250)
Capital expenditures	(21,446)	(19,610)	(5,436)
Net cash (used in) provided by investing activities	(21,446)	5,868	(212,686)
Financing activities:
Gross borrowings from issuance of long-term debt	1,180,000	585,000	75,000
Repayment of long-term debt	(1,215,754)	(403,674)	(13,750)
Gross borrowings from revolving credit facility	137,000	157,000	482,500
Repayments of revolving credit facility	(137,000)	(115,000)	(448,000)
Debt issuance costs	(9,988)	(42,425)	(1,131)
Equity issuance costs	—	(2,590)	—
Proceeds from share-based payment arrangements	214	279	1,479
Payment of employee withholding taxes on share-based compensation	(1,779)	(8,021)	(2,371)
Excess tax deduction on share-based compensation	—	5,530	1,707
Dividends paid	(1,709)	(204,304)	—
Distributions to non-controlling interest member	(3,865)	(3,182)	(6,987)
Net cash (used in) provided by financing activities	(52,881)	(31,387)	88,447
Change in cash from assets held from sale	(1,864)	—	—
Net change in cash and cash equivalents	18,214	22,899	(21,880)
Cash and cash equivalents, beginning of period	30,022	7,123	29,003
Cash and cash equivalents, end of period	$48,236	$30,022	$7,123
Non-cash investing activity:
Fair value of equity consideration paid for acquisition	$—	$663,125	$—
Supplemental cash flow disclosure:
Cash paid for taxes	$1,071	$4,866	$20,256
Cash paid for interest	$106,205	$134,487	$11,470

See notes to Consolidated Financial Statements

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

1.  Basis of Presentation

Description of Business: Engility Holdings, Inc. (Engility) has provided mission critical services to the U.S. government for over six decades. Engility has a diversified portfolio that serves the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Department of State (DoS), Federal Aviation Administration (FAA), Department of Homeland Security (DHS), and space-related and intelligence community agencies, including the National Geospatial-Intelligence Agency (NGA), Defense Intelligence Agency (DIA), the National Reconnaissance Office (NRO), and National Aeronautical and Space Administration (NASA).

As used herein, the terms “Engility,” the “Company,” “we,” “us” or “our” refers to (i) Engility and its subsidiaries, for all periods prior to the closing of the TASC, Inc. (TASC) acquisition, and (ii) New Engility and its subsidiaries, for all periods following the TASC acquisition. The TASC acquisition was effected through a new holding company named New East Holdings, Inc. (New Engility). As a result of the business combination, New Engility succeeded to and continues to operate, directly or indirectly, the existing business of Engility and, indirectly, acquired the existing business of TASC. As of December 31, 2016, we employed approximately 9,100 individuals globally and operated in 49 countries. We are led by a seasoned executive team, which is composed of industry, U.S. military and government veterans.

We offer a broad range of services, including specialized technical consulting, program and business support, engineering and technology lifecycle support, information technology modernization and sustainment, supply chain services and logistics management and training and education to the U.S. government worldwide.

Engility has no operations other than owning 100% of the capital stock of Engility Corporation (formerly TASC, Inc.), a Massachusetts corporation (Engility Corporation), and the consolidated financial statements of Engility and its consolidated subsidiaries are identical in all respects to the consolidated financial statements of Engility Corporation and its consolidated subsidiaries.

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

Summary of Significant Accounting Policies

Principles of Consolidation and Combination and Basis of Presentation: The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and reflect the financial position, results of operations and cash flows of Engility as a separate standalone entity.

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. On January 31, 2014 and February 26, 2015, we completed the acquisitions of Dynamics Research Corporation (DRC) and TASC, respectively, which are more fully described in Note 3. These transactions were recorded using the purchase method of accounting; accordingly, DRC's and TASC's financial results are included in the Consolidated Financial Statements for the periods subsequent to the acquisition.

Non-controlling Interest: Engility holds a 50.1% majority interest in Forfeiture Support Associates J.V. (FSA). The results of operations of FSA are included in Engility’s Consolidated Statements of Operations. The non-controlling interest reported on the Consolidated Balance Sheets represents the portion of FSA’s equity that is attributable to the non-controlling interest.

Accounting Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates using assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant of these estimates include the recoverability, useful lives and valuation of identifiable intangible assets and goodwill, income taxes and contingencies. Actual results experienced by the Company may differ materially from management's estimates.

Out-of-period adjustments:  During 2016, the Company recorded out-of-period adjustments that decreased pre-tax income by $2 million to correct errors related to the year ended December 31, 2015.  The adjustments were not material to 2016 or any previously issued financial statements.

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

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

Revenue on cost-reimbursable-plus-fee contracts is recognized as services are performed, generally based on allowable costs plus any recognizable earned fee. The Company considers fixed fees under cost-reimbursable-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For cost-reimbursable-plus-fee contracts that include performance-based fee incentives, which are principally award fee arrangements, revenue and profit on award fees are recognized as work on the contracts is performed.  We have significant history with the client for the majority of these contracts, and that history and management’s evaluation and monitoring of performance form the basis of estimated fees recorded.  Estimates of the total fee to be earned are made based on contract provisions, prior experience with similar contracts or clients, and management’s evaluation of the performance on such contracts.

Revenue for time-and-materials contracts is recognized as services are performed, generally on the basis of contract allowable labor hours worked multiplied by the contract-defined billing rates, plus allowable direct costs and indirect cost allocations associated with materials used and other direct expenses incurred in connection with the performance of the contract.

Revenue on fixed-price contracts is recognized using a percentage-of-completion method based on actual costs incurred relative to total estimated costs for the contract. These estimated costs are updated during the term of the contract, and may result in revision by the Company of recognized revenue and estimated costs in the period in which they are identified by cumulative catch-up adjustments. Profits on fixed-price contracts result from the difference between incurred costs and revenue earned.

Percentage-of-completion contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, developing total revenue and cost at completion estimates require the use of significant judgment.  Contract costs include direct labor and billable expenses, an allocation of allowable indirect costs, and warranty obligations. Billable expenses are comprised of subcontracting costs and other direct costs that often include, but are not limited to, travel-related costs and telecommunications charges. We recognize revenue and billable expenses from these transactions on a gross basis. Assumptions regarding the length of time to complete the contract also include expected increases in wages and prices for materials. Estimates of total contract revenue and costs are monitored during the term of the contract and are subject to revision as the contract progresses. Anticipated losses on contracts are recognized in the period they are deemed probable and can be reasonably estimated.  Anticipated contract losses recorded for the year ended December 31, 2016 and 2015 were $1 million and $2 million, respectively.  Prior to January 1, 2015, the Company’s accounting policy was to record losses under contracts in accordance with ASC 605-10-S99 whereby losses were recorded over the contract life.

For the year ended December 31, 2016, the recognized amounts related to changes in estimates at completion represented a net increase to revenue and operating income of $18 million, of which $4 million was directly related to favorable performance on contracts with award fees.  Amounts related to changes in estimates at completion for the year ended December 31, 2015 represented a net increase to revenue and operating income of $10 million, of which $5 million was directly related to favorable performance on contracts with award fees.  Prior to January 1, 2015, the Company’s accounting policy was to record revenue and operating income in accordance with ASC 605-10-S99 whereby award fees were recognized only when awarded by the customer.

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

Included in unbilled receivables, a component of receivables, net, are certain restructuring costs related to the performance of our U.S. government contracts which are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are expensed outside of our indirect rates and recognized as revenue for the portion we expect to be recoverable in our rates. At both December 31, 2016 and 2015 these receivables were approximately $11 million and are allocated to contracts when they are paid or otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued expensing of these costs, the profitability of our remaining contracts could be adversely affected.

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

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

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

Income Taxes: We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We record valuation allowances to reduce net deferred tax assets to the amount considered more likely than not to be realized. Changes in estimates of future taxable income can materially change the amount of such valuation allowances. We also recognize liabilities for uncertain tax positions when it is more likely than not that a tax position will not be sustained upon ultimate settlement with a taxing authority. If a tax position does not meet the “more-likely-than-not” recognition threshold, despite our belief that our filing position is supportable, the benefit of that tax position is not recognized. At December 31, 2016 and 2015, we had long-term net deferred tax assets of $232 million and $235 million, respectively. Deferred income taxes are determined separately for each of our tax-paying entities in each tax jurisdiction.

In assessing the need for a valuation allowance, we considered all available positive and negative evidence, including the future reversal of existing temporary timing differences (deferred tax liabilities), taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. Positive evidence considered in connection with evaluating whether a valuation allowance is required includes the historic ability to utilize deferred tax assets before they expire and future forecasts.  In order to realize the deferred tax assets, the Company needs to generate approximately $457 million of pre-tax income over the next 13 years.  The Company believes this level of pre-tax income will be achievable. If management determines that a deferred tax asset is not “more likely than not” to be realized, a valuation allowance will be recorded through the income tax provision to reduce the deferred tax asset to an appropriate level in that period.

On the basis of this evaluation, as of December 31, 2016, management has determined it is more likely than not a portion of state deferred tax assets, capital loss carryforwards, charitable donations, and foreign tax credits will not be realized and has recorded a $1 million valuation allowance against them.  A change in the ability of our operations to continue to generate future taxable income could affect our ability to realize the future tax deductions underlying our deferred tax assets, and require us to provide a valuation allowance against our deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

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

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

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

Effective October 2016, we streamlined our structure from seven to five groups, each led by a senior vice president. We made this change to align more closely with our customers’ missions, increase customer intimacy, and eliminate overlap and redundancy. Upon our realignment, the Company combined the goodwill of the units that were consolidated. During 2015, goodwill was allocated to seven reporting units.  Upon our acquisition of TASC in February 2015, the Company allocated the goodwill to each of our seven reporting units using relative fair value. Relative fair value was determined based on each reporting unit’s expected contribution to the Company’s projected earnings before interest and taxes (EBIT). The Company does not aggregate any reporting units when evaluating goodwill for impairment.

The first step in the process is to identify any potential impairment by comparing the carrying value of a reporting unit including goodwill and its fair value. We determine the fair value of the reporting units using a hybrid method valuation approach which includes (1) the Income Approach (also referred to as a discounted cash flow or DCF), and (2) the Guideline Public Company Method.  If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting units.

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

Identifiable intangible assets are: (1) tested for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and (2) amortized over their estimated useful lives as the economic benefits are consumed, ranging from 1 to 20 years.  We evaluate the carrying amount and the remaining useful lives of identifiable intangible assets on a quarterly basis at the asset group level.  To the extent events or changes in circumstances indicate the carrying amount of these assets may not be recoverable, we test recoverability based on our projection of the undiscounted future operating cash flows of the related asset group. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to fair value. No impairment charges related to identifiable intangible assets were recorded in the three years ending December 31, 2016.

To evaluate the reasonableness of the useful lives of the identifiable intangible assets on a quarterly basis, the Company considers whether there have been any significant changes to the nature of the customer contractual relationships, including customers served by Engility, contract types and nature of work performed, subsequent to the date the intangibles were acquired.

Assets and Liabilities Held for Sale: The Company entered into two separate agreements during the second half of 2016 to sell certain assets and liabilities owned by the Company both of which were completed in the first quarter of 2017.  Depreciation for these assets ceased on the date they were designated as held for sale.  The held for sale assets and liabilities were recorded at the lower of carrying value or estimated fair value, less an estimate of costs to sell. The estimate of fair value included unobservable inputs (Level 3 fair value). These assets and liabilities were designated as assets held for sale and liabilities held for sale in the accompanying consolidated balance sheets as of December 31, 2016.

During the fourth quarter of 2016, the Company agreed to sell certain assets and liabilities of its wholly-owned subsidiary, International Resources Group Ltd. (IRG).  The Company completed its sale of IRG on January 6, 2017 which is more fully described in Note 15.  In connection with the sale of IRG, and based on the final selling price of the business being less than carrying value of the assets as of December 31, 2016, the Company recorded a non-cash goodwill impairment charge of $10 million in 2016.

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

During the third quarter of 2016, the Company agreed to sell certain long-term assets and designated $2 million (net of accumulated depreciation of $1 million) as assets held for sale, current, from property, plant and equipment, net, on the Company's consolidated balance sheet at December 31, 2016.

The carrying amounts of assets and liabilities that were classified as held for sale at December 31, 2016 were as follows:

Assets held for sale, current:
Cash and cash equivalents	$1,864
Receivables, net	14,886
Other current assets	3,492
Assets held for sale, current	$20,242
Assets held for sale:
Property, plant and equipment, net	$868
Goodwill	4,849
Identifiable intangible assets, net	6,245
Assets held for sale	$11,962
Liabilities held for sale, current:
Accounts payable, trade	$727
Accrued expenses	3,268
Advance payments and billings in excess of costs incurred	271
Other current liabilities	75
Liabilities held for sale, current	$4,341
Liabilities held for sale:
Other liabilities	$1,084
Liabilities held for sale	$1,084

Accounts Payable: Accounts payable for the periods as of December 31, 2016 and 2015 includes $3 million and $26 million, respectively, for which payment has been remitted to the vendor, but the checks remain outstanding.

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

The Company had entered into multiple interest rate swap contracts which reduced the exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt payments.  These interest rate contracts were designated as cash flow hedges.  The effective portion of the derivative’s gain or loss was initially reported in accumulated other comprehensive income (loss) and would be subsequently reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.  The ineffective portion of the gain or loss of a cash flow hedge would be reported in earnings.

Fair Value Measurements: The Company utilizes fair value measurement guidance prescribed by GAAP to value its financial instruments. The guidance includes a definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The carrying values of cash and cash equivalents, contract receivables and accounts payable approximate fair value because of the short-term nature of these instruments. The carrying value of the Term Loans, excluding original issue discount, and Notes approximated their fair value at December 31, 2016. The fair value of the Term Loans and Notes are based on quotes from a nationally recognized fixed income trading platform and is considered to be a Level 2 input, measured under GAAP hierarchy.

Earnings per Share: Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS reflects the weighted-average effect of all potentially dilutive securities outstanding during the periods. Diluted EPS includes the incremental effect of the employee stock purchase plan, restricted stock units, and stock options calculated using the treasury stock method. For the years ended December 31, 2016, 2015 and 2014, 766,935 shares, 570,181 shares and 0 shares, respectively, of common stock were not included in diluted EPS due to their anti-dilutive effects.

The following table sets forth the reconciliation of the weighted average shares outstanding and calculation of EPS:

	Year Ended December 31,
	2016	2015	2014
Net income (loss) attributable to Engility	$(10,807)	$(235,352)	$35,423

Weighted average number of shares outstanding – Basic	36,730	33,536	17,100
Dilutive effect of share-based compensation outstanding after application of the treasury stock method	—	—	918
Weighted average number of shares outstanding – Diluted	36,730	33,536	18,018

Earnings (loss) per share attributable to Engility
Basic	$(0.29)	$(7.02)	$2.07
Diluted	$(0.29)	$(7.02)	$1.97

2. New Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment, which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendment should be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this accounting standard will have on the Company’s consolidated financial statements.

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-18, Restricted Cash—a consensus of the FASB Emerging Issues Task Force, which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. This update is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period. Aside from conforming to new cash flow presentation and restricted cash disclosure requirements, we do not anticipate that the new standard will impact our consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU requires changes in the presentation of certain items including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted provided that all of the

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

amendments are adopted in the same period. The guidance requires application using a retrospective transition method.  The Company is currently evaluating the impact this accounting standard will have on the Company’s consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation and is effective during the same period as ASU 2014-09. Refer to update included with ASU 2014-09.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  Under this guidance, the areas of simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, impact on earnings per share and classification on the statement of cash flows.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2016 and the Company will adopt this guidance in the first quarter of 2017.  Upon the adoption of the guidance, all of the tax effects of share-based payments will be recorded in the income statement. The impact to the Consolidated Financial Statements will be dependent upon the underlying vesting or exercise activity and related future stock prices. The Company is currently evaluating the other impacts this guidance will have on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The provisions of ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company is currently assessing the potential impact of this standard update on its consolidated financial statements. The Company anticipates the ASU will have a material impact on its assets and liabilities due to the addition of right-of-use assets and lease liabilities to the balance sheet, however it does not expect the ASU to have a material impact on the Company's cash flows or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest, which changes the presentation of debt issuance costs in financial statements. The amendments in this standard require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest:  Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which addresses line-of-credit arrangements that were omitted from ASU 2015-03.  This Update states that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing those costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs were not affected by these standard. The guidance was effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter.  The Company adopted these standard on January 1, 2016 and reclassified $21 million of debt issuance costs from other assets to long-term debt as of December 31, 2015.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The adoption of this pronouncement did not have a material impact on our financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718)—Accounting for Share-based Payments when Terms of an award Provide That a Performance Target Could be Achieved after the Requisite Service Period. The Amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The adoption of this pronouncement did not have a material impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use when accounting for revenue arising from contracts with customers and it supersedes all current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB approved a one year deferral of the effective date of ASU No. 2014-09  to annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017; with the option for early adoption as of the original effective date. In addition, four new

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

ASUs have been issued in 2016, amending or clarifying certain aspects of the new standard: ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross Versus Net); ASU No. 2016-10, Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers – Narrow Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The new standard could impact the method and timing of revenue recognition for certain of our contracts, in addition to our business processes and information technology systems. Engility is currently evaluating the impact of adopting the new standard and the effect it will have upon the Company’s consolidated financial statements and operations.  The Company will adopt the new standard in 2018 but has not yet selected an adoption method. Currently a cross-functional implementation team is in place and we will complete our assessment of the cumulative effect of adopting the new standard, as well as the expected impact on our 2016 results, by the end of 2017.

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

The business combination was effected through New Engility. As a result of the business combination, New Engility succeeded to and continues to operate, directly or indirectly, the existing business of Engility and, indirectly, acquired the existing business of TASC. Accordingly, the combined companies now operate under New East Holdings, Inc. which was renamed “Engility Holdings, Inc.” upon the closing of the acquisition. The New Engility common stock, similar to the predecessor Engility common stock, trades on the New York Stock Exchange (NYSE) under the symbol “EGL.”

As a result of the acquisition of TASC, former TASC stockholders now hold approximately 51% of our shares of common stock outstanding as of March 6, 2017.

As a condition to the merger, we entered into a Stockholders Agreement, dated February 26, 2015, with Birch Partners, LP (Birch), and for the limited purposes set forth therein, certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR) and certain investment funds affiliated with General Atlantic LLC (GA) (the Stockholders Agreement). The Stockholders Agreement establishes certain rights, restrictions and obligations of Birch, KKR and GA, and sets forth certain governance and other arrangements relating to Engility, including the right of Birch to designate (i) four directors for nomination to our board of directors for so long as each of KKR and GA (including their respective affiliates) beneficially own at least 50% of the shares of our common stock it owned as of the date of the Stockholders Agreement or (ii) two directors for nomination to our board of directors for so long as each of KKR and GA (including their respective affiliates) beneficially own at least 25% (but less than 50%) of the shares of our common stock it owned as of the date of the Stockholders Agreement.

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

We accounted for the acquisition of TASC as a business combination under ASC 805 with Engility as the accounting acquirer. We determined Engility was the accounting acquirer in accordance with ASC 805-10-25-5 as Engility gained control of TASC upon completion of the merger. To make this determination we considered factors as indicated in ASC 805-10-55, including which entity issued equity interests to effect the combination, board of director composition, stockholder ownership, voting control, restrictions on stockholder voting rights, anticipated management positions and the relative size of the two companies. Engility issued its equity to effect the combination, which is usually done by the acquirer. The board of directors immediately following the acquisition was comprised of eleven individuals, seven of whom were the Engility directors and the remaining four of whom were designated by Birch the holder of approximately 99% of the outstanding common stock of TASC Parent Corporation prior to the acquisition. While the stockholders of TASC Parent Corporation own approximately 52% of the combined company common stock following the closing of

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

the transaction, Birch executed, at the closing of the transaction, a stockholders agreement agreeing to vote (i) until it no longer has any director nomination rights, with respect to the election of directors, all of its shares in the same manner as, and in the same proportion to, all shares as voted by Engility stockholders (excluding the votes of Birch), other than with respect to its four director nominees; and (ii) with respect to all other proposals, all of its shares in excess of 30% of the total voting power of all issued and outstanding shares of the combined company (between 21% and 21.5% initially) in the same manner as, and in the same proportion to, all shares as voted by Engility stockholders (excluding the votes of Birch). Thus, with respect to proposals other than the election of directors, Birch only controls and is able to independently vote an aggregate of 30% of the outstanding shares of the combined company. Birch is not be able to transfer ownership for years one through three following the closing of the transaction and is limited in years four through six. Following the acquisition, the combined Engility company was led by Engility’s legacy President and Chief Executive Officer, Anthony Smeraglinolo, and John Hynes, TASC’s former President and Chief Executive Officer, became the Chief Operating Officer of the combined company, reporting to Mr. Smeraglinolo. Another consideration was the relative size of the two companies. Engility had greater revenue, total assets, earnings before interest, taxes, depreciation, and amortization (EBITDA), pre-tax income and employees. All of the above mentioned factors have led us to conclude that Engility was the accounting acquirer.

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

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

From the date of acquisition, February 26, 2015, through December 31, 2015, TASC generated $907 million of revenue and operating income of $55 million. Acquisition and restructuring expenses related to our acquisition of TASC and DRC for the year ended December 31, 2016, 2015 and 2014 were $12 million, $45 million and $18 million, respectively.  Amortization expense related to the acquisitions of TASC and DRC for the year ended December 31, 2016, 2015 and 2014 were $28 million, $36 million and $6 million, respectively.

DRC Acquisition

On January 31, 2014, we completed the acquisition of DRC pursuant to a definitive agreement dated December 20, 2013. We paid $11.50 per share for DRC, for an aggregate purchase price of approximately $207 million in cash (including the retirement of approximately $86 million of debt of DRC). As a result of the acquisition, DRC is now a wholly-owned subsidiary of Engility.

DRC was a leading provider of innovative management consulting, engineering, technical, information technology services and solutions to Federal and state governments. Founded in 1955 and headquartered in Andover, Massachusetts, DRC had approximately 1,100 employees located throughout the United States as of December 31, 2013.

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

The goodwill arising from the DRC acquisition of $167 million consists largely of the specialized nature of the workforce as well as the synergies and economies of scale expected from combining the operations of Engility and DRC and its subsidiaries.  The goodwill arising from the DRC acquisition is not tax deductible.

From the date of acquisition through December 31, 2014, DRC generated $218 million of revenue and pre-tax net income of $9 million. DRC's pre-tax net income includes the impact of $6 million of amortization of customer contracts and customer relationships, as well as $8 million in expenses associated with severance and integration-related costs.

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

The following pro forma results do not purport to be indicative of the results of operations that would have been attained had the TASC and DRC acquisitions been made as of January 1, 2015 and 2014, respectively, or of results of operations that may occur in the future.

	Years Ended December 31,
	2015	2014
Revenue	$2,239,577	$2,497,428
Operating (loss) income	$(143,496)	$76,495

4.  Receivables

Substantially all of our receivables relate to contracts with the U.S. government and prime contractors or subcontractors of the U.S. government. Revenue from the U.S. government under prime contracts and subcontracts, as compared to total revenue, was approximately 99%, 99% and 98%, for the years ended December 31, 2016, 2015 and 2014, respectively.

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

The components of contract receivables are presented in the table below.

	December 31,
	2016	2015
Billed receivables	$97,661	$229,358
Unbilled receivables	248,253	163,882
Allowance for doubtful accounts	(11,666)	(11,480)
Total receivables, net	$334,248	$381,760

The billed receivables at December 31, 2015 reflect a one week acceleration of our billing cycle to invoice contractually billable work in anticipation of the consolidation of our financial systems in early January 2016. This resulted in an increase in our billed receivables, with a corresponding decrease in our unbilled receivables, of approximately $110 million.  The balances as of December 31, 2016 reflect a return to our normal billing cycles.

Unbilled receivables principally consist of amounts to be billed within the next month, generally from cost-plus type contracts and time-and-material type contracts due to the timing of preparation of invoices to customers. Revenue recorded in excess of milestone billings on fixed-price type contracts consist of amounts not expected to be billed within the next month. Such amounts are converted to billed receivables when invoiced to customers according to contractual billing terms, which generally occur when performance milestones are completed. We believe that significantly all of the unbilled contract receivables at December 31, 2016 will be billed and collected within one year.

We do not believe that we have significant exposure to credit risk as accounts receivable and the related unbilled amounts are due primarily from the U.S. government. The Company has credit risk with respect to foreign government customers which comprise approximately 1% of total receivables and has reserved for these balances accordingly.  The allowance for doubtful accounts primarily represents our estimate for exposure to compliance, contractual issues and bad debts related to prime contractors and commercial customers.

The following table details the allowance for doubtful accounts:

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$11,480	$1,482	$1,410
Charged to expense	744	10,286	441
Deductions	(558)	(288)	(369)
Balance at end of year	$11,666	$11,480	$1,482

The increase in the allowance for doubtful accounts from fiscal year 2014 to 2015 was primarily driven by a reserve booked related to a dispute with a foreign government customer.

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

5.  Goodwill and Identifiable Intangible Assets

The changes in the carrying amounts of goodwill were as follows:

Balance as of January 1, 2015
Goodwill	$1,319,590
Accumulated impairment losses	(675,036)
644,554
TASC acquisition	740,724
Impairment charge	(292,100)
Balance as of December 31, 2015
Goodwill	2,060,314
Accumulated impairment losses	(967,136)
1,093,178
Impairment charge	(9,875)
Goodwill allocated to assets held for sale	(4,849)
Balance as of December 31, 2016
Goodwill	2,055,465
Accumulated impairment losses	(977,011)
$1,078,454

Goodwill Impairment Review

We review goodwill for impairment annually as of November 30 and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a two-step process for each reporting unit.  The first step in the process is to identify any potential impairment by comparing the carrying value of a reporting unit including goodwill and its fair value. We use a hybrid method valuation approach to determine the fair value of the reporting units which includes (1) the Income Approach (also referred to as a discounted cash flow or DCF), which is dependent upon estimates for future revenue, operating income, depreciation and amortization, income tax payments, working capital changes, and capital expenditures, as well as, expected long-term growth rates for cash flows; and (2) the Guideline Public Company Method, which uses valuation metrics from similar publicly traded companies (i.e., small-to-mid-cap providers of services to the U.S. Federal and local governments).  Both of these approaches are affected by economic conditions related to the U.S. defense industry as well as conditions in the U.S. capital markets.  We evaluate the reasonableness of the fair value calculations of our reporting units by comparing the total of the fair values of all of our reporting units to our total market capitalization, taking into consideration an appropriate control premium.  If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit.

The fair value measurement was calculated using unobservable inputs to the discounted cash flow method, which are classified as Level 3 within the fair value hierarchy under GAAP. The key assumptions we used to estimate the fair values of the reporting units are:

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

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

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

To determine fair value as of November 30, 2016 and 2015, we used the Income Approach and Guideline Public Company Method weighted 50% and 50%, respectively. The two methods returned value indications that were supportive of one another and corroborative of the value conclusion.

Our chief operating decision maker receives and evaluates consolidated financial information in order to allocate resources and assess performance. As a result, we determined that we have a single operating and reportable segment and consequently do not aggregate any operating segments.

Goodwill Impairment Measurement

Based on results of the November 30, 2016 goodwill impairment test, the fair value for all five reporting units exceeded their carrying value; therefore, no impairment charge was required.  However, in connection with the sale of IRG, and based on the final selling price of the business being less than carrying value of the assets as of December 31, 2016, the Company recorded a non-cash goodwill impairment charge of $10 million in 2016.

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

The more significant assumptions used in our DCF valuation to determine the fair value of the seven reporting units in connection with the goodwill valuation assessment at November 30, 2016 and 2015 were: (1) detailed three-year cash flow projections for the reporting units, which are based primarily on our estimates of future revenue, operating income and cash flows, (2) an expected long-term growth rate for the reporting units which reflects the expected long-term growth rate for the U.S. economy and respective areas of the U.S. defense industry in which the reporting units operate and (3) risk adjusted discount rates, which represents the estimated weighted-average cost of capital (WACC) for the reporting units and includes the estimated risk-free rate of return that is used to discount future cash flow projections to their present values.

The reporting units WACC was comprised of were: (1) an estimated required rate of return on equity based on publicly traded companies with business and economic risk characteristics comparable to the reporting units (Market Participants) and (2) an after-tax rate of return on Market Participants’ debt, each weighted by the relative percentages of Market Participants’ equity and debt. The WACC is based on a number of market inputs that are outside of our control and are updated annually to reflect changes to such market inputs as of the date of our annual goodwill impairment assessments, including changes to: (1) the estimated required rate of return on equity based on historical returns on common stock securities of Market Participants and the Standard & Poor’s 500 Index (referred to as beta), (2) the risk free rate of return based on the prevailing market yield on the 20-year U.S. Treasury bond, (3) the Moody’s 20 year Baa rate, and (4) the relative percentages of Market Participants’ equity and debt.

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

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

combination of the assumptions used in our DCF valuation could negatively impact the fair value, resulting in additional goodwill impairments.

For the November 30, 2016 and 2015 goodwill impairment tests the weighted average long-term growth rate developed by management for purposes of our goodwill impairment analysis was 3% for both periods, and the WACC used was 9% in 2016 and 10% in 2015. The long term growth rate was evaluated considering the discrete projection period and long-term industry and economic factors. For the November 30, 2016 goodwill impairment test, the fair value for the five reporting units exceeded their carrying value by $573 million or 36%. The fair value of each of our reporting units exceeded its carrying value by at least 15% as of November 30, 2016. For November 30, 2015, the fair value of the three reporting units that did not have a goodwill impairment exceeded its carrying value by at least 20%.

The amount of goodwill for each of our reporting units at December 31, 2016 is shown in the following table:

Space Systems	$288,594
Intelligence Solutions	260,129
DoD	242,243
Federal Civilian	187,582
Products	99,906
$1,078,454

Goodwill for the Federal civilian reporting unit decreased $15 million in 2016 which consisted of the goodwill impairment charge of $10 million as previously discussed above and $5 million that was allocated to the carrying value of assets held for sale associated with the agreement to sell IRG, as described in Note 1 under the caption titled assets held for sale.

Identifiable Intangible Assets

Information on our identifiable intangible assets that are subject to amortization is presented in the table below.

		December 31, 2016			December 31, 2015
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)
Customer contractual relationships	17	$545,229	$157,482	$387,747	$554,330	$127,264	$427,066
Contractual Backlog	1	21,800	21,800	—	21,800	18,850	2,950
Technology	15	7,000	856	6,144	7,000	389	6,611
Total		$574,029	$180,138	$393,891	$583,130	$146,503	$436,627

In connection with the agreement to sell IRG, $9 million of the gross carrying amount of total identifiable intangible assets was allocated to the carrying value of assets held for sale in 2016 as well as the related accumulated amortization of $3 million.

Our recorded amortization expense for our identifiable intangible assets is presented in the table below.

	Year Ended December 31,
	2016	2015	2014
Amortization expense	$36,491	$45,222	$14,856

Based on gross carrying amounts at December 31, 2016, our estimate of amortization expense for identifiable intangible assets are presented in the table below.

	Year Ended December 31,
	2017	2018	2019	2020	2021
Amortization expense	$32,482	$32,482	$32,482	$32,482	$32,482

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

6.  Property, Plant and Equipment

The components of property, plant and equipment are presented in the table below.

	December 31,
	2016	2015
Land	$900	$2,200
Buildings and improvements	850	5,536
Machinery, equipment, furniture and fixtures	28,622	29,101
Leasehold improvements	43,598	22,589
Assets under construction	1,861	16,337
Gross property, plant and equipment	75,831	75,763
Accumulated depreciation and amortization	(29,284)	(31,643)
Property, plant and equipment, net	$46,547	$44,120

Our recorded depreciation expense for property, plant and equipment assets is presented in the table below.

	Year Ended December 31,
	2016	2015	2014
Depreciation expense	$10,306	$13,213	$6,097

7.  Income Taxes

Income (loss) before income taxes is summarized in the table below.

	Year Ended December 31,
	2016	2015	2014
Domestic	$(9,285)	$(298,644)	$70,267
Foreign	486	338	380
Income before income taxes	$(8,799)	$(298,306)	$70,647

The components of our current and deferred portions of the provision for income taxes are presented in the table below.

	Year Ended December 31,
	2016	2015	2014
Current income tax provision (benefit):
Federal	$(4,030)	$(29,632)	$22,111
State and local	107	(1,569)	4,462
Foreign	(14)	727	(592)
Subtotal	(3,937)	(30,474)	25,981
Deferred income tax provision (benefit):
Federal	2,252	(31,830)	3,785
State and local	(1,089)	(5,718)	871
Foreign	44	(45)	—
Subtotal	1,207	(37,593)	4,656
Total provision (benefit) for income taxes	$(2,730)	$(68,067)	$30,637

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

A reconciliation of the statutory Federal income tax rate to our effective income tax rate is presented in the table below.

	Year Ended December 31,
	2016	2015	2014
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of Federal income tax benefit	6.6	1.7	4.9
Goodwill impairment	(33.2)	(18.0)	—
Non-controlling interest	18.8	0.6	(2.3)
Non-deductible acquisition costs	—	(0.3)	3.7
Federal tax credits	2.5	0.1	—
Tax audit settlements and return adjustments	(3.3)	—	—
Uncertain tax positions	1.3	3.9	2.6
Valuation allowance	3.9	—	—
Other, net	(0.6)	(0.2)	(0.5)
Effective income tax rate	31.0%	22.8%	43.4%

The significant components of our deferred tax assets and liabilities are presented in the table below.

	December 31,
	2016	2015
Deferred tax assets:
Compensation and benefits	$26,371	$27,648
Unrecognized tax benefits	32,808	35,840
Fixed assets	6,627	6,504
Deferred revenue	12,917	10,469
Reserves	14,396	17,235
Pension	17,958	18,316
Net operating losses	171,969	132,511
Other	21,089	24,538
Gross deferred tax assets	304,135	273,061
Deferred tax liabilities:
Goodwill and other intangible assets	49,976	15,562
Income recognition on contracts in process	7,119	15,717
Other	13,769	5,058
Gross deferred tax liabilities	70,864	36,337
Valuation allowance	(988)	(1,327)
Net deferred tax assets	$232,283	$235,397

The valuation allowance on deferred tax assets of $1 million as of December 31, 2016 and 2015 relates largely to capital loss carryforwards, charitable donations, U.S. foreign tax credits and certain state tax loss carryforwards. In addition to the above table, we have approximately $1 million of foreign income tax credits that will expire beginning in 2025.

In addition to the net operating losses in the above table, we have unrecorded equity tax deductions of approximately $3 million at December 31, 2016. This amount will be credited to additional paid-in capital when the tax deduction is realized on the income tax returns.

We and our subsidiaries filed income tax returns in various state and foreign jurisdictions. The Company has available at December 31, 2016, unused Federal and state operating loss carry forwards of $445 million and $412 million, respectively, that may be applied against taxable income and that expire in the years as indicated in the table below.

Year of Expiration	Federal	State
2017-2028	$—	$4,974
2029-2031	109,493	85,546
2032-2034	187,519	161,356
2035-2036	147,891	160,386
	$444,903	$412,262

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding potential interest and penalties:

	Year Ended December 31,
	2016	2015	2014
Balance at January 1	$58,360	$67,927	$67,559
Additions/reductions for tax positions related to the current year	151	4,139	890
Additions/reductions for tax positions related to prior years	—	(11,542)	51
Lapse of statute of limitations	(3,237)	(2,164)	(573)
Balance at December 31	$55,274	$58,360	$67,927

The balance of unrecognized tax benefits, exclusive of interest and penalties, was $55 million, $58 million and $68 million at December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, 2015 and 2014, we had $10 million, $10 million and $12 million of interest accrued related to unrecognized tax benefits.  It is expected that $10 million of unrecognized tax benefits at December 31, 2016 would affect earnings if recognized.

The statutes of limitations for our U.S. Federal income tax returns remain open for the years 2012 and onward.  The statute of limitations for the L-3’s U.S. Federal income tax return for the year ended December 31, 2012 remains open as of December 31, 2016. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. As of December 31, 2016, we anticipate that uncertain tax positions will decrease by approximately $3 million over the next 12 months due to potential resolutions of uncertain tax positions involving several jurisdictions and the closing of tax statutes. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

At both December 31, 2016 and 2015, non-current income taxes payable included accrued potential interest of $10 million. With respect to the interest related items, our income tax provision included an expense (benefit) of $(1) million, $(2) million and $2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

8.  Share-Based Compensation

Share-based compensation expense is summarized in the table below.

	Year Ended December 31,
	2016	2015	2014
Share-based compensation	$8,255	$9,297	$8,470
Income taxes	(3,219)	(3,622)	(3,453)
Total after income taxes	$5,036	$5,675	$5,017

As of December 31, 2016, there was $11 million of total unrecognized compensation cost of unvested stock compensation arrangements. This cost is expected to be fully amortized over the next three years, with $6 million, $4 million, and $1 million, amortized during 2017, 2018 and 2019, respectively. These future costs include an estimated forfeiture rate. Our stock compensation costs may differ based on actual experience. The cost of stock compensation is included in the Consolidated Statements of Operations before, or in conjunction with, the vesting of options.

Long Term Performance Plan

Certain of our employees and directors participate in our Second Amended and Restated 2012 Long Term Performance Plan (the Amended 2012 LTPP), which includes awards originally granted under our 2012 Long Term Performance Plan and 2012 Directors Stock Incentive Plan.

Stock Options: The exercise price of Engility stock options granted under the Amended 2012 LTPP may not be less than the fair market value of Engility’s common stock on the date of grant. Options expire after 10 years from the date of grant and vest ratably over a three years period on the annual anniversary of the date of grant. All unvested options are subject to forfeiture upon termination of employment (subject to customary exceptions for death or disability). All of the stock option awards issued under the Amended 2012 LTPP are non-qualified stock options for U.S. income tax regulations.

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

The table below presents a summary of our stock option activity changes for the year ended December 31, 2016.

	Number of Options	Weighted- Average Exercise Price Per Share	Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(in thousands)
Outstanding at December 31, 2015	24	$16.83	6.2	$769
Granted	—	—
Forfeited	—	—
Exercised	(24)	16.83		$152
Outstanding and exercisable at December 31, 2016	—	$—	—	$—

Restricted Stock Units: During the year ended December 31, 2016, we granted 506,493 RSUs to certain of our employees with a grant date fair value of $18.70 per unit, of which 56,524 RSUs cliff vest on the second anniversary of the grant date, 175,852 RSUs cliff vest on the third anniversary of the grant date and 274,117 RSUs vest over a term of three years from the grant date, 25% on the first anniversary of the grant date, 25% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. Included in the total, 104,619 RSUs were granted to Ms. Dugle with a grant date fair value of $17.97 per unit, of which 50,083 RSUs cliff vest on the second anniversary of the grant date and 54,536 RSUs vest over a term of three years from the grant date.  During the year ended December 31, 2016, we granted 25,704 RSUs to the independent directors with a grant date fair value of $23.34 per unit. These RSUs vest after one year from the grant date. The employee and director RSUs may be settled in cash or stock upon vesting at the sole discretion of the Compensation Committee.

The table below presents a summary of our nonvested RSU awards for the year ended December 31, 2016.

	Number of Units	Weighted- Average Grant Date Fair Value
	(in thousands)
Nonvested balance at December 31, 2015	175	$34.90
Granted	532	18.92
Forfeited	(59)	27.00
Vested	(77)	30.97
Nonvested balance at December 31, 2016	571	$20.57
Director RSUs vested but not issued at December 31, 2016	37	$31.24

During the year ended December 31, 2016, 2015 and 2014, we granted restricted stock units with a weighted-average grant date fair value of $18.92, $32.12 and $43.21, respectively.

Performance Units: During the year ended December 31, 2016, we granted 411,178 performance units at target level of 100% (with the potential for the delivery of up to 822,356 shares of our common stock at the maximum performance level) to certain of our employees with a grant date fair value of $19.33 per unit.  Included in the total, 81,803 performance units were granted at target level of 100% (with the potential for the delivery of up to 163,606 shares of our common stock at the maximum performance level) to Ms. Dugle with a grant date fair value of $17.97 per unit. Performance units cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2016. The number of shares of our common stock that are ultimately vested and delivered in respect of these performance units will range from 0% to 200% of the target grant amount depending on Engility's performance, as approved by the Compensation Committee of our Board of Directors (the Compensation Committee), based on two metrics: revenue and operating cash flow.  The performance units may be settled in cash or stock at the sole discretion of the Compensation Committee.

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

The table below presents a summary of our nonvested performance share awards as of December 31, 2016.

	Number of Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Nonvested balance at December 31, 2015	326	$26.69
Granted	411	19.33
Forfeited	(90)	29.03
Vested	(130)	18.84
Nonvested balance at December 31, 2016	517	$22.86

During the year ended December 31, 2016, 2015 and 2014, we granted performance units with a weighted-average grant date fair value of $19.33, $32.29 and $56.14, respectively.

Performance Retention Awards: Performance retention awards were granted to certain of our executives with a grant date fair value of $32.82 in 2015. The performance retention awards cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2015. The number of shares of our common stock that are ultimately vested and delivered in respect of these performance retention awards will range from 50% to 200% of the target grant amount depending on the Company’s performance against a metric of net debt to adjusted EBITDA, measured as of December 31, 2017. The performance retention awards may be settled in cash or stock at the sole discretion of the Compensation Committee.

The table below presents a summary of our nonvested performance retention awards as of December 31, 2016.

	Number of Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Nonvested balance at December 31, 2015	213	$32.82
Granted	—	—
Forfeited	(57)	32.82
Vested	(57)	32.82
Nonvested balance at December 31, 2016	99	$32.82

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

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

Employee Stock Purchase Plan

On July 1, 2016, the shareholder-approved Employee Stock Purchase Plan (2016 ESPP) became effective. Under the 2016 ESPP, eligible employees are offered options to purchase shares of our common stock at the end of each six-month offering period at 90% of fair market value based on the closing market price for our stock on the purchase date. Eligible employees generally included all employees of Engility. The initial offering period commenced on July 1, 2016 and ended on December 31, 2016, and subsequent offering periods will begin on the first trading day in January and July of each calendar year and end on the last trading day in June and December of each calendar year. Share purchases were funded through payroll deductions of up to 10% of an employee’s eligible compensation for each payroll period, or $25 each calendar year. For the initial offering period and the year ended December 31, 2016, 32,848 shares were purchased by employees at an average price of $30.50 per share under the 2016 ESPP.

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

The following table presents future minimum base rent payments under non-cancellable operating leases with initial terms in excess of one year at December 31, 2016.

	Real Estate	Equipment	Total
2017	$27,559	$288	$27,847
2018	18,006	242	18,248
2019	16,329	225	16,554
2020	15,355	44	15,399
2021	14,283	—	14,283
Thereafter	36,740	—	36,740
Total minimum payments required	128,272	799	129,071
Less: Sublease rentals under non-cancellable leases	(2,566)	—	(2,566)
Net minimum payments required	$125,706	$799	$126,505

The following table presents rent expense under non-cancellable operating leases.

	Year Ended December 31,
	2016	2015	2014
Rent expense	$38,945	$53,912	$23,812

Letters of Credit

We enter into standby letters of credit with financial institutions covering performance and financial guarantees pursuant to contractual arrangements with certain vendors and customers. We had total outstanding letters of credit aggregating $2 million at December 31, 2016. These letters of credit may be drawn upon in the event of our nonperformance. The letters of credit reduce the borrowing capacity of our revolving line of credit dollar-for-dollar.

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

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

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

In accordance with the accounting standard for contingencies, we record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount we expect to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are recorded in other current liabilities in the Consolidated Balance Sheets. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At December 31, 2016 and 2015, we did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. We believe that we have recorded adequate provisions for our litigation matters. We review these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Although we believe that we have valid defenses with respect to legal matters and investigations pending against us, the results of litigation can be difficult to predict, particularly those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may turn out to be wrong. Therefore, it is possible that our financial position, results of operations or cash flows could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.

10.  Employee Benefits

Engility Employee Savings Plan. Under the Engility Master Savings Plan (the Engility Savings Plan), participating employees are eligible to receive Company matching or other contributions, in the form of cash effective January 1, 2015 or in the form of Engility common stock or cash in prior years, up to designated levels. For the year ended December 31, 2016, the plan provided a Company matching contribution for 100% of the first 3% of the employee contribution and 50% of the next 3% of the employee contribution. For the year ended December 31, 2015, the plan provided a Company matching contribution for 100% of the first 1.5% of the employee contribution. The Company contributions under the Engility Savings Plan were $26 million, $4 million and $0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

TASC Defined Contribution Plan. Effective January 1, 2016, the TASC defined contribution plan (the TASC Savings Plan) was merged into the Engility Savings Plan. Upon the closing of the TASC acquisition, we assumed TASC's defined contribution plan in which substantially all TASC employees were eligible to participate. The TASC Savings Plan provided for a Company matching contribution for 100% of the first 3% of the employee contribution and an additional 50% of the next 2% of the employee contribution. Certain employees received matching contributions at a lower percentage based on their specific matching formula. Employee and employer contributions to the plan were made each pay period and are immediately vested. The Company’s total TASC Savings Plan contributions were $14 million for the period February 26, 2015, the date of the TASC acquisition, to December 31, 2015.

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

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

DRC Defined Benefit Pension Plan.  DRC's Defined Benefit Pension Plan (the DRC Pension Plan) is non-contributory, covering substantially all employees of DRC who had completed a year of service prior to July 1, 2002. Membership in the DRC Pension Plan was frozen effective July 1, 2002 and participants’ calculated pension benefit was frozen effective December 31, 2006.

In the fourth quarter of 2015, the Company offered certain former employees who had vested benefits in the DRC Pension Plan the option of receiving a one-time lump sum payment equal to the present value of the participant’s pension benefit (payable in cash or rolled over into a qualified retirement plan or IRA).  In December 2015, payments of $17 million were made from the plan to participants accepting the lump-sum offer.  The Company recorded a pre-tax non-cash settlement charge of $3 million in 2015 as a result of these transactions.

Our funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Additional amounts are contributed to assure that plan assets will be adequate to provide retirement benefits. We expect to make contributions of $3 million to fund the DRC Pension Plan during 2017.

Net Periodic Pension Cost

	DRC Pension Plan			TASC Benefit Plan
	Year Ended December 31, 2016	Year Ended December 31, 2015	For the period from January 31, 2014 to December 31, 2014	Year Ended December 31, 2016	For the period from February 26, 2015 to December 31, 2015
Service cost	$805	$—	$—	$—	$—
Interest cost on projected benefit obligations	2,543	3,997	3,589	468	470
Expected return on plan assets	(3,813)	(5,833)	(5,339)	—	—
Net loss amortization	292	231	—	—	—
Settlement loss	—	3,141	—	—	—
Immediate recognition of benefit cost due to plan termination	—	—	—	—	285
Net periodic benefit income (expense)	$(173)	$1,536	$(1,750)	$468	$755

Obligations and Funded Status

	DRC Pension Plan		TASC Benefit Plan
	December 31,		December 31,
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$78,665	$103,028	$18,146	$—
Service cost	805	—	—	—
Acquired benefit obligation	—	—	—	20,925
Interest cost	2,543	3,997	468	470
Benefits paid	(4,915)	(4,826)	(286)	(3,330)
Actuarial loss (gain)	1,506	(5,459)	(1,873)	81
Administrative expenses paid	(872)	(719)	—	—
Settlement	—	(17,356)	—	—
Benefit obligation at end of year	77,732	78,665	16,455	18,146
Change in plan assets:
Fair value of plan assets at beginning of year	50,130	75,047	—	—
Actual return on plan assets	3,286	(2,433)	—	—
Employer contributions	860	417	286	3,330
Benefits paid	(4,915)	(4,826)	(286)	(3,330)
Administrative expenses paid	(872)	(719)	—	—
Settlement	—	(17,356)	—	—
Fair value of plan assets at end of year	48,489	50,130	—	—
Unfunded status	$(29,243)	$(28,535)	$(16,455)	$(18,146)

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

Amounts recognized in the consolidated balance sheets consist of:

	DRC Pension Plan		TASC Benefit Plan
	December 31,		December 31,
	2016	2015	2016	2015
Other current liabilities	$—	$—	$714	$905
Other long-term liabilities	29,243	28,535	15,741	17,241
Net amount recognized	$29,243	$28,535	$16,455	$18,146

The combined projected benefit obligation for the DRC Pension Plan and TASC Benefit Plan was $94 million and $97 million at December 31, 2016 and 2015, respectively.

The reconciliation of the accumulated other comprehensive loss was as follows:

DRC Pension Plan

	Beginning Balance	Net Loss Amortization	Experience Loss (Gain)	Ending Balance
2016	$14,235	$(292)	$2,033	$15,976
2015	$14,800	$(291)	$(274)	$14,235
2014	$—	$—	$14,800	$14,800

TASC Benefit Plan

	Beginning Balance	Net Loss Amortization	Experience Loss (Gain)	Ending Balance
2016	$(204)	$—	$(1,873)	$(2,077)
2015	$—	$—	$(204)	$(204)

The amounts recognized in other comprehensive loss are reflected, net of related tax effects, as a component of accumulated other comprehensive loss as part of stockholders’ equity in the accompanying consolidated Balance Sheets.  The Company expects the amortization expense related to the net actuarial loss to be immaterial in 2017.

Assumptions

Beginning in 2016, we refined the method used to measure interest costs for pension and postretirement benefits. Previously, the cost was determined using a single weighted-average discount rate derived from the yield curve. Under the refined method, known as the spot rate approach, we use individual spot rates along the yield curve that correspond with the timing of each benefit payment. We believe this change provides a more precise measurement of interest costs by improving the correlation between projected cash outflows and corresponding spot rates on the yield curve.  Compared to the previous method, the spot rate approach decreased the interest components of our benefit costs slightly in 2016. There is no impact on the total benefit obligation. We accounted for this change prospectively as a change in accounting estimate.

DRC Pension Plan

The discount rate represents the estimated rate at which we could effectively settle our pension benefit obligations. In order to estimate this rate for 2016, the timing of each benefit payment was matched against the individual spot rates along the Towers Watson RATE:Link yield curve to produce a single discount rate. During 2015, future expected cash flows of the plan were matched against the Towers Watson RATE:Link yield curve to produce a single discount rate.

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

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

TASC Benefit Plan

The discount rate represents the estimated rate at which we could effectively settle our pension benefit obligations. In order to estimate this rate for 2016, the timing of each benefit payment was matched against the individual spot rates along the Towers Watson RATE:Link yield curve to produce a single discount rate. During 2015, future expected cash flows of the plan were matched against the Towers Watson RATE:Link yield curve to produce a single discount rate.

The following assumptions were used to determine the benefit obligations and net periodic benefit costs:

	DRC Pension Plan		TASC Benefit Plan
	December 31,		December 31,
	2016	2015	2016	2015
Used to determine benefit obligations:
Discount rate	3.95%	4.17%	3.54%	3.44%
Rate of compensation increase	N/A	N/A	N/A	N/A

	DRC Pension Plan				TASC Benefit Plan
	Year Ended December 31,				Year Ended December 31,
	2016	2015		2014	2016	2015
Used to determine net periodic benefit costs:
Discount rate	3.39%	3.94%	(1)	4.49%	2.85%	3.05%	(2)
Expected rate of return on assets	8.00%	8.00%		8.15%	N/A	N/A
Rate of compensation increase	N/A	N/A		N/A	N/A	N/A

(1) The discount rate used for the determination of the settlement in 2015 was 4.17%.

(2) Represents the discounts rate for the RHRA Plan.  The discount rate for the Cash Bonus Plan in 2015 was 0.95%.

DRC Pension Plan Assets

During 2016, the Company’s overall investment strategy for plan assets was to achieve a long-term rate of return of 8.00%, with a wide diversification of asset types, fund strategies and fund managers.  The target allocation ranges for the plan assets are 45% to 65% in equity securities; 30% to 50% in fixed income securities; 0% to 20% in other types of investments and 2% to 10% in cash and cash equivalents.  The risk management practices include regular evaluations of fund managers to ensure the risk assumed is commensurate with the given investment style and objectives.  Prohibited investments include, but are not limited to, margin transactions. According to the plan’s investment policy, the aggregate holdings of Company common stock may not exceed 3% of the total fund.  Company securities represented an immaterial percentage of trust assets as of December 31, 2016 and 2015, respectively.

The Company’s investment policy includes a periodic review of the DRC Pension Plan’s investment in the various asset classes. The fair value measurement of plan assets by asset category is as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2016:
Cash	$301	$301	$—	$—
Money market funds	1,653	—	1,653	—
Equity securities:
Common equity securities	7,340	7,340	—	—
Equity mutual funds	86	86	—	—
Real estate investment trusts	43	43	—	—
Exchanged traded funds equity	17,542	17,542	—	—
Corporate and foreign bonds	15,101	—	15,101	—
Hedge funds	6,423	—	—	6,423
Total	$48,489	$25,312	$16,754	$6,423

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2015:
Cash	$223	$223	$—	$—
Money market funds	3,288	3,288	—	—
Equity securities:
Common equity securities	6,482	6,482	—	—
Preferred equity securities	160	160	—	—
Equity mutual funds	17,237	17,237	—	—
Real estate investment trusts	613	613	—	—
Corporate and foreign bonds	15,689	—	15,689	—
Hedge funds	6,438	—	—	6,438
Total	$50,130	$28,003	$15,689	$6,438

A reconciliation of the beginning and ending balances of Level 3 assets is as follows:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Managed Futures	Hedge Funds	Total
Balance at January 1, 2015	$1,884	$6,442	$8,326
Actual returns on plan assets related to assets still held at the reporting date	(3)	(340)	(343)
Purchases	—	336	336
Sales	(1,881)	—	(1,881)
Balance at December 31, 2015	$—	$6,438	$6,438
Actual returns on plan assets related to assets still held at the reporting date	—	325	325
Purchases	—	104	104
Sales	—	(444)	(444)
Balance at December 31, 2016	$—	$6,423	$6,423

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

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

Estimated Future Benefit Payments

The following table sets forth the expected timing of benefit payments by fiscal year:

	DRC Pension Plan	TASC Benefit Plan	Total
2017	$4,893	$714	$5,607
2018	$4,938	$947	$5,885
2019	$4,993	$1,092	$6,085
2020	$5,074	$1,304	$6,378
2021	$5,063	$1,520	$6,583
Five subsequent fiscal years	$25,245	$8,208	$33,453

Supplemental Executive Retirement Plan

Upon the acquisition of DRC, we assumed DRC's Supplemental Executive Retirement Plan (SERP) for certain former key employees providing for annual benefits commencing on the sixth anniversary of the executive's retirement. The cost of these benefits is being charged to expense and accrued using a projected unit credit method. Expenses related to this plan were immaterial for the year ended December 31, 2016 and 2015 and for the period from the date of acquisition, January 31, 2014, to December 31, 2014. The liability related to the SERP, which is unfunded, was immaterial as of December 31, 2016 and 2015.

11.  Debt

2016 Credit Facility

On August 12, 2016, the Company and Engility Corporation entered into a credit agreement (the 2016 Credit Facility) with the lenders and issuing banks from time to time party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (Morgan Stanley).

The 2016 Credit Facility provides for aggregate commitments of $1,045 million, consisting of (a) a $200 million senior secured term B1 loan facility (Term B1 Loan), (b) a $680 million senior secured term B2 loan facility (Term B2 Loan; the Term B1 Loan and the Term B2 Loan collectively are referred to as the Term Loans), and (c) a $165 million senior secured revolving credit facility (Revolver). The Revolver includes subfacilities for the issuance of letters of credit in an aggregate face amount of up to $35.0 million and a swingline commitment for swingline borrowings of up to $35.0 million at any time outstanding. The Term B1 Loan and the Term B2 Loan were fully drawn on August 12, 2016.

The 2016 Credit Facility provides that Engility Corporation has the right to seek commitments to provide additional term loan facilities or additional revolving credit commitments in an aggregate principal amount up to the sum of (x) $150.0 million plus (y) an additional amount so long as, after giving pro forma effect to the incurrence of such additional borrowings, Engility Corporation’s first lien secured leverage ratio would be equal to or less than 4.00:1.00, subject to certain conditions and receipt of commitments by existing or additional lenders. The lenders under the 2016 Credit Facility are not under any obligation to provide any such additional term loan facilities or revolving credit commitments.

The proceeds of the Term Loans, together with proceeds from the offering of the Notes (as defined below), were used by Engility Corporation to (i) prepay all existing indebtedness outstanding under the first lien credit agreement dated May 23, 2014, as amended, and the second lien credit agreement dated May 23, 2014, as amended, each among Engility Corporation, the lenders and issuing banks from time to time party thereto, and Barclays Bank PLC as administrative agent and collateral agent (the 2015 Credit Facilities), (ii) to pay transaction costs associated with the foregoing and (iii) for general corporate purposes. The proceeds of future borrowings under the Revolver may be used for general corporate purposes.

Borrowings under the 2016 Credit Facility bear interest at a rate per annum equal to, at Engility Corporation’s option, either (a) a base rate determined by reference to the higher of (1) the interest rate announced from time to time by Morgan Stanley as its prime rate, (2) the Federal funds effective rate plus 0.5% and (3) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period plus 1%, subject to statutory reserves and (x) in the case of the Term B2 Loan, a floor of 1% and (y) in the case of the Term B1 Loan and Revolver, a floor of 0%, or (b) LIBOR determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, subject to statutory reserves and (x) in the case of the Term B2 Loan, a floor of 1% and (y) in the case of the Term B1 Loan and Revolver, a floor of 0%, and in the case of either (a) or (b), plus an applicable margin.

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

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

All obligations under the 2016 Credit Facility are unconditionally guaranteed by the Company and each of the Company’s existing and future direct and indirect material, wholly owned domestic restricted subsidiaries, subject to certain exceptions, pursuant to that certain Guarantee and Collateral Agreement, dated as of August 12, 2016, made by the Company, Engility Corporation and each of the subsidiary guarantors party thereto in favor of Morgan Stanley as collateral agent for the banks and other financial institutions or entities from time to time party to the 2016 Credit Facility (the Guarantee and Collateral Agreement). The obligations are secured by first-priority security interests in substantially all tangible and intangible assets of the Company, Engility Corporation and each subsidiary guarantor, in each case whether owned on the date of the initial borrowings or thereafter acquired.

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

We believe our most restrictive covenant is the consolidated first lien net leverage ratio requirement in the 2016 Credit Facility, which as of December 31, 2016 was 3.73:1.00. The consolidated first lien net leverage ratio is the ratio of (a) (i) funded debt secured by liens as of such date minus (ii) the unrestricted cash as of such date to (b) consolidated bank EBITDA for the period of the four fiscal quarters most recently ended. As of December 31, 2016, we were in compliance with all covenants under the 2016 Credit Facility.

The 2016 Credit Facility contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, certain events of bankruptcy and insolvency, material judgments, certain ERISA events, invalidity of loan documents and certain changes in control.

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

Indenture and Senior Notes

On August 12, 2016, the Company, Engility Corporation and certain of the Company’s wholly owned domestic subsidiaries named as guarantors (each such subsidiary and the Company individually, a Guarantor and collectively, the Guarantors) entered into an indenture with Deutsche Bank Trust Company Americas, as trustee, (the Indenture), pursuant to which Engility Corporation issued $300 million aggregate principal amount of 8.875% Senior Notes due 2024 (the Notes) and the Guarantors provided guarantees of the Notes (each individually, a Guarantee and collectively, the Guarantees).

The Notes are general senior unsecured obligations of Engility Corporation, ranking equal in right of payment with Engility Corporation’s existing and future senior indebtedness and senior in right of payment of any of Engility Corporation’s future subordinated indebtedness. The Notes are effectively junior to any future or existing secured indebtedness of the Company and Engility Corporation, including indebtedness under the 2016 Credit Facility, to the extent of the value of the assets securing such indebtedness. The Notes are structurally subordinated to all existing and future indebtedness and other obligations of Engility Corporation’s subsidiaries that do not guarantee the Notes. The Guarantee of the Notes by each Guarantor is: (i) a general senior obligation of such Guarantor; (ii) equal in right of payment to all existing and future indebtedness of such Guarantor that is not subordinated in right of payment to its Guarantee of the Notes (including its guarantee of the 2016 Credit Facility); (iii) effectively subordinated to any existing and future indebtedness of such Guarantor that is secured with property or assets of such Guarantor to the extent of the value of such property and assets securing such indebtedness (including the 2016 Credit Facility); and (iv) senior in right of payment to any future indebtedness of such Guarantor that is expressly subordinated in right of payment of the Notes.

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

The Indenture provides for customary events of default which include (subject in certain cases to grace and cure periods), among others: nonpayment of principal or interest or premium, breach of covenants or other agreements in the Indenture, default for failure to pay certain other indebtedness, the failure to pay certain final judgments, and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs and is continuing under the Indenture, either the trustee or the holders of at least 30% in aggregate principal amount of the Notes then outstanding may declare the principal amount plus accrued and unpaid interest on the Notes to be immediately due and payable.

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

Registration Rights Agreement

In connection with the issuance of the Notes and the Guarantees, the Company entered into a registration rights agreement dated August 12, 2016 (the Registration Rights Agreement) with Engility Corporation, the Guarantors and Morgan Stanley & Co. LLC, as the representative (the Representative) of Barclays Capital Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, Regions Securities LLC, SunTrust Robison Humphrey, Inc. and Jeffries LLC (collectively, with the Representative, the Initial Purchasers). The terms of the Registration Rights Agreement require Engility Corporation and the Guarantors to use commercially reasonable efforts to (i) file a registration statement with the Securities and Exchange Commission with respect to the registered offer to exchange the Notes for new notes registered under the Securities Act of 1933, as amended, with terms substantially identical in all material respects to those of the Notes (except that the new notes will not contain terms with respect to transfer restrictions or provide for payment of additional interest) and consummate such exchange on or before the 365th day after August 12, 2016 and (ii) in certain circumstances, file a shelf registration statement with respect to resales of the Notes.

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

All borrowings under the 2015 Credit Facility pursuant to the First Lien Credit Agreement bore interest at a variable rate per annum equal to an applicable margin, plus, at our option (other than for swing line loans), either (1) a base rate determined by reference to the highest of (a) the prime rate of Barclays Bank PLC, (b) the Federal funds effective rate plus 0.50% and (c) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period of one month, plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing, provided that for the Original First Lien Term Facility and Incremental First Lien Term Facility, the LIBOR rate shall not be less than 1.00%. All swing line loans bore interest at a variable rate per annum equal to an applicable margin, plus a base rate determined as described in the immediately preceding sentence. The applicable LIBOR margin and the applicable base rate margin for borrowings under the First Lien Credit Agreement were 6.00% and 5.00%, respectively. All borrowings under the 2015 Credit Facility pursuant to the Second Lien Credit Agreement bore interest at a rate per annum equal to 12.00%.

2013 Credit Facility

On August 9, 2013, we, through our wholly owned subsidiary, Engility Corporation, entered into a credit facility among the Company, Engility Corporation, Bank of America, N.A. (as administrative agent, swing line lender and letter of credit issuer) and each of the several lenders from time to time party thereto (the 2013 Credit Facility). The 2013 Credit Facility, which was replaced by the 2015 Credit Facility, provided for (1) a $200 million term loan facility maturing on August 9, 2018, and (2) a $250 million revolving credit facility, with a $50 million letter of credit sublimit and a $25 million swing line loan sublimit. The 2013 Credit Facility also contained an accordion feature that permitted us to arrange with the lenders for the provision of up to $150 million in additional commitments.

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

On January 31, 2014, we acquired DRC for total consideration of approximately $207 million (including the retirement of approximately $86 million of debt of DRC) as described in Note 3. We financed the DRC acquisition in part by drawing down on the $150 million accordion under the 2013 Credit Facility, utilizing an incremental term loan of $75 million and an incremental revolving facility of $75 million. We amended the 2013 Credit Facility on this same date to (i) provide for the incremental term loan and incremental revolving credit facility and (ii) replenish the $150 million availability under the accordion. Pursuant to the amendment, the incremental term loan facility was set to mature on August 9, 2018 and the incremental revolving credit facility was set to terminate on August 9, 2018. The amendment did not change the interest rate under the 2013 Credit Facility.

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

Debt Summary

The composition of our debt at December 31, 2016 and 2015 was as follows:

	December 31,
	2016	2015
Term Loans	$823,300	$1,159,725
Notes	300,000	—
Other	461	590
Total debt	1,123,761	1,160,315
Less: current portion of long-term debt	(26,947)	(8,447)
Less: unamortized original issue discount costs and financing fees	(56,821)	(57,839)
Long-term debt	$1,039,993	$1,094,029

Our availability under the Revolver of the 2016 Credit Facility was $163 million as of December 31, 2016, with $2 million outstanding under letters of credit.

During the year ended December 31, 2016, we repaid a total of $91 million of debt under the 2016 and 2015 Credit Facilities. In addition to regular mandatory payments of $11 million made in 2016, under the 2015 Credit Facility $10 million of second lien term loan debt was purchased in the first quarter of 2016 and $20 million of term loan debt was prepaid during the second quarter of 2016.  Under the 2016 Credit Facility, we prepaid $50 million of Term B2 Loan debt in the second half of 2016.

During the year ended December 31, 2016, in connection with the termination of the 2015 Credit Facilities, the Company incurred a $10 million early termination penalty under the Second Lien Credit Agreement. The Company also expensed $5 million of deferred debt issuance costs associated with the 2015 Credit Facilities in 2016.  In addition, the Company expensed approximately $11 million of debt issuances costs related to the 2016 Credit Facility and Notes that did not qualify for deferral.  During the year ended December 31, 2015, in connection with the TASC Incremental Facilities, the Company expensed $5 million of deferred debt issuance costs associated with the 2013 Credit Facility.  Furthermore, the Company expensed debt issuance costs of approximately $1 million that did not qualify for deferral. These amounts are reflected in interest expense, net in the Consolidated Statements of Operations.

During the year ended December 31, 2016, we had a weighted average outstanding loan balance of $1,147 million, which accrued interest at a weighted average borrowing rate of approximately 8.07%.  Our weighted average outstanding loan balance for the year ended December 31, 2015 was $1,077 million, which accrued interest at a weighted average borrowing rate of approximately 8.22%. Our weighted average outstanding loan balance for the year ended December 31, 2014 was $342 million, which accrued interest at a weighted average borrowing rate of approximately 2.92%.

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

The following table presents our minimum debt payments under the 2016 Credit Facility and the Indenture.

2017	$26,800
2018	26,800
2019	26,800
2020	141,800
2021	6,800
Thereafter	894,300
Total minimum payments required	$1,123,300

12.  Fair Value Measurements

Derivative Instruments

In connection with the refinancing of the 2015 Credit Facility, the Company terminated its interest rate swap agreements related to the 2015 Credit Facility which resulted in a $2 million termination charge and a loss of approximately $1 million in 2016.

The Company’s interest rate swap liabilities were measured at fair value on a recurring basis and were aggregated by the level in the fair value hierarchy within which those measurements fall.  All instruments were classified as Level 2 and there were no transfers of financial instruments between the three levels of fair value hierarchy during the periods the interest rate swap agreements were in effect.  At December 31, 2015, the interest rate swap liability was included in other current liabilities in the accompanying consolidated balance sheets.

The derivative instruments were comprised of a combined notional amount of $200 million effective December 31, 2015 which would have expired December 31, 2016.  The notional amount represents the gross contract notional amount of the derivatives outstanding. The other terms of these instruments were as follows:

Contract received:	Floating interest rate	LIBOR (subject to minimum of 1.25%)
Contract paid:	Fixed interest rates	3.09% - 3.18%

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Hierarchy	December 31, 2016	December 31, 2015
Interest rate swap liability	Level 2	$—	$3,590

13.  Restructuring and Integration Costs

2016 Costs

During the year ended December 31, 2016, we incurred $12 million in restructuring costs, including severance which will be paid out by the first quarter of 2017 and other costs to include lease termination fees which were paid out by the end of 2016.

2015 Costs

During the year ended December 31, 2015 in conjunction with the integration of TASC, we incurred $21 million in restructuring costs, including costs related to workforce reduction which were paid out during 2016, and other costs to include contract and lease termination fees which will be paid out through fiscal year 2017.

2014 Costs

During the year ended December 31, 2014 in conjunction with the integration of DRC, and our move to a customer focused model, we incurred $1 million in restructuring costs, including costs related to workforce reduction.

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

Summary

The activity and balance of the liability accounts for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Severance and Related Costs	Other Restructuring Costs	Total
Balance as of January 1, 2014	$337	$7,533	$7,870
Additions	1,134	—	1,134
Cash payments	(1,103)	(1,497)	(2,600)
Balance as of December 31, 2014	$368	$6,036	$6,404
Additions	14,614	6,476	21,090
Cash payments	(10,976)	(3,041)	(14,017)
Balance as of December 31, 2015	$4,006	$9,471	$13,477
Additions	9,357	2,186	11,543
Cash payments	(12,059)	(6,704)	(18,763)
Other adjustments	—	(2,429)	(2,429)
Balance as of December 31, 2016	$1,304	$2,524	$3,828

Restructuring and integration costs are contained within the selling, general and administrative expense line in the accompanying consolidated statement of operations.

Amounts recognized in the consolidated balance sheets as of December 31, 2016 and 2015 consist of:

	Severance and Related Costs	Other Restructuring Costs	Total
December 31, 2015
Other current liabilities	$4,006	$5,392	$9,398
Other liabilities	—	4,079	4,079
Amount recognized	$4,006	$9,471	$13,477
December 31, 2016
Current liabilities	$1,304	$2,524	$3,828
Amount recognized	$1,304	$2,524	$3,828

14.  Separate Financial Information of Subsidiary Guarantor of Indebtedness

The following tables present supplemental condensed consolidating financial statements of (a) Engility Holdings, Inc., as parent company guarantor, (b) Engility Corporation, as subsidiary issuer of the Notes; (c) on a combined basis, the subsidiary guarantors of the Notes; and (d) on a combined basis, the subsidiaries that are not guarantors of the Notes. Separate financial statements of the subsidiary guarantors are not presented because the parent company owns 100% of the outstanding voting stock of each of the subsidiary guarantors and the guarantee by each subsidiary guarantor is joint and several and full and unconditional, except for certain customary limitations.  These customary limitations, which are described in detail in the Indenture, include (i) the sale, exchange or transfer of a guarantor, (ii) the guarantor ceasing to guarantee the 2016 Credit Facility, (iii) the designation of a guarantor as a unrestricted subsidiary (iv) exercising the legal defeasance, covenant defeasance or discharge of the Indenture, and (v) the merger or consolidation of a guarantor with the issuer or another guarantor of the Indenture.  As a result and in accordance with Rule 3-10(d) of Regulation S-X under the Securities Exchange Act of 1934, as amended, the Company includes the following tables in these notes to the condensed consolidated financial statements:

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2016

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$—	$31,124	$385	$16,727	$—	$48,236
Receivables, net	—	280,709	34,655	18,884	—	334,248
Intercompany receivables	—	83,739	—	758	(84,497)	—
Prepaid income taxes	—	5,211	—	219	—	5,430
Assets held for sale, current	—	2,332	17,910	—	—	20,242
Other current assets	—	22,226	506	2,242	—	24,974
Total current assets	—	425,341	53,456	38,830	(84,497)	433,130
Property, plant and equipment, net	—	40,071	6,345	131	—	46,547
Goodwill	—	1,020,027	58,427	—	—	1,078,454
Identifiable intangible assets, net	—	359,465	34,426	—	—	393,891
Deferred tax assets	—	213,296	18,987	—	—	232,283
Assets held for sale	—	—	11,962	—	—	11,962
Investment in subsidiaries	704,805	89,543	29,248	—	(823,596)	—
Other assets	—	2,292	—	—	—	2,292
Total assets	$704,805	$2,150,035	$212,851	$38,961	$(908,093)	$2,198,559
Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$—	$26,947	$—	$—	$—	$26,947
Accounts payable, trade	—	43,848	37	58	—	43,943
Intercompany payable	—	758	83,739	—	(84,497)	—
Accrued employment costs	—	87,199	4,530	7,131	—	98,860
Accrued expenses	—	76,520	—	350	—	76,870
Advance payments and billings in excess of costs incurred	—	33,259	—	—	—	33,259
Deferred income taxes, current and income tax liabilities	—	—	—	230	(21)	209
Liabilities held for sale, current	—	—	4,341	—	—	4,341
Other current liabilities	—	34,398	47	1,944	21	36,410
Total current liabilities	—	302,929	92,694	9,713	(84,497)	320,839
Long-term debt	—	1,039,993	—	—	—	1,039,993
Income tax liabilities	—	64,852	—	—	—	64,852
Liabilities held for sale	—	—	1,084	—	—	1,084
Other liabilities	—	37,456	29,530	—	—	66,986
Total liabilities	$—	$1,445,230	$123,308	$9,713	$(84,497)	$1,493,754
Shareholders' equity	704,805	704,805	89,543	29,248	(823,596)	704,805
Total liabilities and equity	$704,805	$2,150,035	$212,851	$38,961	$(908,093)	$2,198,559

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2015

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$—	$18,313	$29	$11,680	$—	$30,022
Receivables, net	—	314,917	44,665	22,178	—	381,760
Intercompany receivables	—	4,983	—	—	(4,983)	—
Prepaid income taxes	—	4,811	—	192	—	5,003
Other current assets	—	22,731	3	1,921	—	24,655
Total current assets	—	365,755	44,697	35,971	(4,983)	441,440
Property, plant and equipment, net	—	37,415	6,344	361	—	44,120
Goodwill	—	1,034,751	58,427	—	—	1,093,178
Identifiable intangible assets, net	—	399,570	37,057	—	—	436,627
Deferred tax assets	—	210,727	24,670	—	—	235,397
Investment in subsidiaries	706,133	141,630	23,401	—	(871,164)	—
Other assets	—	2,229	982	—	—	3,211
Total assets	$706,133	$2,192,077	$195,578	$36,332	$(876,147)	$2,253,973
Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$—	$8,447	$—	$—	$—	$8,447
Accounts payable, trade	—	50,468	3,628	249	—	54,345
Intercompany payable	—	—	2,030	2,953	(4,983)	—
Accrued employment costs	—	64,463	9,789	7,459	—	81,711
Accrued expenses	—	76,606	5,809	350	—	82,765
Advance payments and billings in excess of costs incurred	—	48,876	329	—	—	49,205
Deferred income taxes, current and income tax liabilities	—	447	—	248	—	695
Other current liabilities	—	34,590	31	1,672	—	36,293
Total current liabilities	—	283,897	21,616	12,931	(4,983)	313,461
Long-term debt	—	1,094,029	—	—	—	1,094,029
Income tax liabilities	—	68,000	—	—	—	68,000
Other liabilities	—	40,018	32,332	—	—	72,350
Total liabilities	$—	$1,485,944	$53,948	$12,931	$(4,983)	$1,547,840
Shareholders' equity	706,133	706,133	141,630	23,401	(871,164)	706,133
Total liabilities and equity	$706,133	$2,192,077	$195,578	$36,332	$(876,147)	$2,253,973

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2016

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Revenue	$—	$1,730,876	$191,381	$154,166	$—	$2,076,423
Costs and expenses
Cost of revenue	—	1,423,013	213,650	141,181	—	1,777,844
Selling, general and administrative expenses	—	132,476	30,703	3,059	—	166,238
Goodwill impairment	—	9,875	—	—	—	9,875
Total costs and expenses	—	1,565,364	244,353	144,240	—	1,953,957
Operating income (loss)	—	165,512	(52,972)	9,926	—	122,466
Interest expense, net	—	131,185	—	—	—	131,185
Other income (expenses), net	—	135	(1)	(214)	—	(80)
Income in equity investments in subsidiaries	(10,807)	(52,259)	4,974	—	58,092	—
Income (loss) before income taxes	(10,807)	(17,797)	(47,999)	9,712	58,092	(8,799)
Benefit for income taxes	—	(6,990)	4,260	—	—	(2,730)
Net income (loss)	(10,807)	(10,807)	(52,259)	9,712	58,092	(6,069)
Less: Net income attributable to non-controlling interest	—	—	—	4,738	—	4,738
Net income (loss) attributable to Engility	$(10,807)	$(10,807)	$(52,259)	$4,974	$58,092	$(10,807)

Net income (loss)	$(10,807)	$(10,807)	$(52,259)	$9,712	$58,092	$(6,069)
Other comprehensive income	—	2,191	173	—	—	2,364
Comprehensive income (loss)	(10,807)	(8,616)	(52,086)	9,712	58,092	(3,705)
Less: Net income attributable to non-controlling interest	—	—	—	4,738	—	4,738
Comprehensive income (loss) attributable to Engility	$(10,807)	$(8,616)	$(52,086)	$4,974	$58,092	$(8,443)

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE YEAR ENDED DECEMBER 31, 2015

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Revenue	$—	$1,622,029	$325,926	$156,704	$(19,036)	$2,085,623
Costs and expenses
Cost of revenue	—	1,384,997	270,790	142,958	(19,036)	1,779,709
Selling, general and administrative expenses	—	163,019	36,540	3,703	—	203,262
Goodwill impairment	—	183,577	108,523	—	—	292,100
Total costs and expenses	—	1,731,593	415,853	146,661	(19,036)	2,275,071
Operating income (loss)	—	(109,564)	(89,927)	10,043	—	(189,448)
Interest expense, net	—	110,148	—	(5)	—	110,143
Other income (expenses), net	—	1,289	(4)	—	—	1,285
Income in equity investments in subsidiaries	(235,352)	(60,844)	4,935	—	291,261	—
Income (loss) before income taxes	(235,352)	(279,267)	(84,996)	10,048	291,261	(298,306)
Benefit for income taxes	—	(43,915)	(24,152)	—	—	(68,067)
Net income (loss)	(235,352)	(235,352)	(60,844)	10,048	291,261	(230,239)
Less: Net income attributable to non-controlling interest	—	—	—	5,113	—	5,113
Net income (loss) attributable to Engility	$(235,352)	$(235,352)	$(60,844)	$4,935	$291,261	$(235,352)

Net income (loss)	$(235,352)	$(235,352)	$(60,844)	$10,048	$291,261	$(230,239)
Other comprehensive income	—	1,428	361	—	—	1,789
Comprehensive income (loss)	(235,352)	(233,924)	(60,483)	10,048	291,261	(228,450)
Less: Net income attributable to non-controlling interest	—	—	—	5,113	—	5,113
Comprehensive income (loss) attributable to Engility	$(235,352)	$(233,924)	$(60,483)	$4,935	$291,261	$(233,563)

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2014

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Revenue	$—	$—	$1,228,538	$148,243	$(9,690)	$1,367,091
Costs and expenses
Cost of revenue	—	—	1,040,552	138,419	(9,690)	1,169,281
Selling, general and administrative expenses	—	—	113,216	1,674	—	114,890
Total costs and expenses	—	—	1,153,768	140,093	(9,690)	1,284,171
Operating income	—	—	74,770	8,150	—	82,920
Interest expense, net	—	—	12,803	(4)	—	12,799
Other income, net	—	—	526	—	—	526
Income in equity investments in subsidiaries	35,423	—	3,567	—	(38,990)	—
Income before income taxes	35,423	—	66,060	8,154	(38,990)	70,647
Provision for income taxes	—	—	30,637	—	—	30,637
Net income	35,423	—	35,423	8,154	(38,990)	40,010
Less: Net income attributable to non-controlling interest	—	—	—	4,587	—	4,587
Net income attributable to Engility	$35,423	$—	$35,423	$3,567	$(38,990)	$35,423

Net income	$35,423	$—	$35,423	$8,154	$(38,990)	$40,010
Other comprehensive loss	—	—	(9,018)	—	—	(9,018)
Comprehensive income	35,423	—	26,405	8,154	(38,990)	30,992
Less: Net income attributable to non-controlling interest	—	—	—	4,587	—	4,587
Comprehensive income attributable to Engility	$35,423	$—	$26,405	$3,567	$(38,990)	$26,405

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2016

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$163,136	$(81,354)	$12,623	$—	$94,405
Investing activities:
Acquisitions, net of cash acquired	—	—	—	—	—	—
Capital expenditures	—	(21,446)	—	—	—	(21,446)
Net cash used in investing activities	—	(21,446)	—	—	—	(21,446)
Financing activities:
Gross borrowings from issuance of long-term debt	—	1,180,000	—	—	—	1,180,000
Repayment of long-term debt	—	(1,215,754)	—	—	—	(1,215,754)
Gross borrowings from revolving credit facility	—	137,000	—	—	—	137,000
Repayments of revolving credit facility	—	(137,000)	—	—	—	(137,000)
Debt issuance costs	—	(9,988)	—	—	—	(9,988)
Equity issuance costs	—	—	—	—	—	—
Proceeds from share-based payment arrangements	214	—	—	—	—	214
Payment of employee withholding taxes on share- based compensation	(1,779)	—	—	—	—	(1,779)
Excess tax deduction on share-based compensation	—	—	—	—	—	—
Dividends paid	(1,709)	—	—	—	—	(1,709)
Distributions to non-controlling interest member	—	—	—	(3,865)	—	(3,865)
Due (to) from subsidiaries	3,274	(81,273)	81,710	(3,711)	—	—
Net cash used in financing activities	—	(127,015)	81,710	(7,576)	—	(52,881)
Change in cash from assets held for sale	—	(1,864)	—	—	—	(1,864)
Net change in cash and cash equivalents	—	12,811	356	5,047	—	18,214
Cash and cash equivalents, beginning of period	—	18,313	29	11,680	—	30,022
Cash and cash equivalents, end of period	$—	$31,124	$385	$16,727	$—	$48,236

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2015

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$45,633	$(10,754)	$13,539	$—	$48,418
Investing activities:
Acquisitions, net of cash acquired	—	25,478	—	—	—	25,478
Capital expenditures	—	(19,610)	—	—	—	(19,610)
Net cash provided by investing activities	—	5,868	—	—	—	5,868
Financing activities:
Gross borrowings from issuance of long-term debt	—	585,000	—	—	—	585,000
Repayment of long-term debt	—	(403,674)	—	—	—	(403,674)
Gross borrowings from revolving credit facility	—	157,000	—	—	—	157,000
Repayments of revolving credit facility	—	(115,000)	—	—	—	(115,000)
Debt issuance costs	—	(42,425)	—	—	—	(42,425)
Equity issuance costs	(2,590)	—	—	—	—	(2,590)
Proceeds from share-based payment arrangements	279	—	—	—	—	279
Payment of employee withholding taxes on share- based compensation	(8,021)	—	—	—	—	(8,021)
Excess tax deduction on share-based compensation	5,530	—	—	—	—	5,530
Dividends paid	(204,304)	—	—	—	—	(204,304)
Distributions to non-controlling interest member	—	—	—	(3,182)	—	(3,182)
Due (to) from subsidiaries	209,106	(214,089)	7,656	(2,673)	—
Net cash used in financing activities	—	(33,188)	7,656	(5,855)	—	(31,387)
Net change in cash and cash equivalents	—	18,313	(3,098)	7,684	—	22,899
Cash and cash equivalents, beginning of period	—	—	3,127	3,996	—	7,123
Cash and cash equivalents, end of period	$—	$18,313	$29	$11,680	$—	$30,022

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2014

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$—	$104,849	$(2,490)	$—	$102,359
Investing activities:
Acquisitions, net of cash acquired	—	—	(207,250)	—	—	(207,250)
Capital expenditures	—	—	(5,436)	—	—	(5,436)
Net cash used in investing activities	—	—	(212,686)	—	—	(212,686)
Financing activities:
Gross borrowings from issuance of long-term debt	—	—	75,000	—	—	75,000
Repayment of long-term debt	—	—	(13,750)	—	—	(13,750)
Gross borrowings from revolving credit facility	—	—	482,500	—	—	482,500
Repayments of revolving credit facility	—	—	(448,000)	—	—	(448,000)
Debt issuance costs	—	—	(1,131)	—	—	(1,131)
Equity issuance costs	—	—	—	—	—	—
Proceeds from share-based payment arrangements	1,479	—	—	—	—	1,479
Payment of employee withholding taxes on share- based compensation	(2,371)	—	—	—	—	(2,371)
Excess tax deduction on share-based compensation	1,707	—	—	—	—	1,707
Dividends paid	—	—	—	—	—	—
Distributions to non-controlling interest member	—	—	—	(6,987)	—	(6,987)
Due (to) from subsidiaries	(815)	—	(950)	1,765	—	—
Net cash provided by financing activities	—	—	93,669	(5,222)	—	88,447
Net change in cash and cash equivalents	—	—	(14,168)	(7,712)	—	(21,880)
Cash and cash equivalents, beginning of period	—	—	17,295	11,708	—	29,003
Cash and cash equivalents, end of period	$—	$—	$3,127	$3,996	$—	$7,123

15.  Subsequent Events

On January 6, 2017, the Company completed the sale of its international development services business, IRG, a wholly-owned subsidiary of the Company for a purchase price of $24 million in cash. The sale was the result of the Company’s strategic review of its business and determination that the USAID portion of the Company’s international business no longer closely aligned with the Company’s future strategic direction. The Company received the proceeds from this sale, less an indemnity escrow of approximately $2 million, in the first quarter of 2017, which was used to pay down existing debt. The Company is expected to receive the indemnity escrow on or about the second anniversary of the sale assuming no claims are made against the escrow funds.

On February 13, 2017 the Company, and Engility Corporation entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement, dated as of August 12, 2016, among the Borrower, the Company, the several lenders from time to time parties thereto and Morgan Stanley, as administrative agent and collateral agent.

The parties entered into the Amendment in order to reduce the interest rate spread applicable to (i) the Borrower’s senior secured term B1 loan facility in the original principal amount of $200 million (“Existing Term B1 Loans”) from 3.25% to 2.25%, in the case of alternate base rate loans, and from 4.25% to 3.25%, in the case of Eurocurrency loans, and (ii) the Borrower’s senior secured term B2 loan facility in the original principal amount of $680 million (“Existing Term B2 Loans”) from 3.75% to 2.75%, in the case of alternate base rate loans, and from 4.75% to 3.75%, in the case of Eurocurrency loans.  The Amendment was accomplished by (i) the Borrower obtaining new term B1 loan commitments (“New Term B1 Loans”) to reprice the Existing Term B1 Loans and Morgan Stanley making additional New Term B1 Loans to the Borrower in a principal amount equal to $195.0 million minus the principal amount of any Existing Term B1 Loans outstanding on the Amendment Effective Date that were converted into New Term B1 Loans on the Amendment Effective Date, and (ii) the Borrower obtaining new term B2 loan commitments (“New Term B2 Loans”) to reprice the Existing Term B2 Loans and Morgan Stanley making additional New Term B2 Loans to the Borrower in a principal amount equal to $608.0 million minus the principal amount of any Existing Term B2 Loans outstanding on the Amendment Effective Date that were converted into New Term B2 Loans on the Amendment Effective Date. The proceeds of the New Term B1

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

Loans and New Term B2 Loans, respectively, will be applied to repay in full the Existing Term B1 Loans and Existing Term B2 Loans, respectively, outstanding as of the Amendment Effective Date. The transaction is expected to lower the Company’s fiscal year 2017 interest expense by approximately $5 million after fees and expenses.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed with the objective of providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (principal executive officer) (CEO) and chief financial officer (principal financial officer) (CFO), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2016, the end of the period covered by this Form 10-K. Based on their evaluation, as of the end of the period covered by this Form 10-K, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective at a reasonable level of assurance.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, which were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

On March 7, 2017, our board of directors approved amendments and restatements (collectively, the “Plan Amendments”) to each of our Severance Plan and Change in Control Severance Plan (the “Plans”).  The Plan Amendments by their terms are to be effective as of May 15, 2017.  The Plan Amendments are designed to, among other things, adjust the scope of executive officers and key employees subject to the Plans, adjust the timing mechanisms applicable to certain severance payments thereunder, and provide for automatic annual extensions of the Plans’ duration following the expiration of the initial terms thereunder.

The foregoing description of the Plan Amendments is qualified in its entirety by reference to such documents, copies of which are filed as Exhibit 10.30 and Exhibit 10.31 hereto and which are incorporated into this Item 9B by reference.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders scheduled to be held on May 25, 2017, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” and “Corporate Governance - Director Compensation” in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders scheduled to be held on May 25, 2017, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions "Stock Ownership of Certain Beneficial Owners and Management" in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders scheduled to be held on May 25, 2017, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

The following table provides certain information as of December 31, 2016 with respect to our equity compensation plans (in thousands, except per share prices):

EQUITY COMPENSATION PLAN INFORMATION (1)

	(a)(2)	(b)(3)	(c)(4)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,902,678	$—	3,927,807
Equity compensation plans not approved by security holders	—	—	—
Total	1,902,678		3,927,807

(1)	Includes the Amended 2012 LTPP. For additional information concerning our equity compensation plans, see the discussion in Note 8 to the accompanying Consolidated Financial Statements.
(2)

Represents awards, including RSUs, performance unit awards and performance retention awards (PRAs) granted under the Amended 2012 LTPP (which includes awards originally granted under our 2012 Long Term Performance Plan and 2012 Directors Stock Incentive Plan, which were merged into the 2012 LTPP) as well as awards, including stock options and RSUs, granted by L-3 under L-3’s existing plans prior to the Spin-Off, which we assumed under each outstanding option to purchase L-3 common stock and each L-3 RSU held by our employees. Other than the assumption of L-3 stock options in connection with the Spin-Off, we have not granted any stock options. The number of shares of our common stock to be issued in respect of performance unit awards and PRAs has been calculated based on the assumption that the maximum levels of performance applicable to the performance unit awards will be achieved.

(3)	The calculation of the weighted average exercise price excludes the effect of RSU awards, performance unit awards and PRAs, which were granted to our employees at no cost.
(4)

Includes 3,927,807 shares of our common stock available for future issuance under the Amended 2012 LTPP. Each share of our common stock issued under a “full value” award (i.e., all awards other than stock options or stock appreciation rights) after March 26, 2013 under the Amended 2012 LTPP is counted as 1.68 shares for purposes of calculating the number of shares available for future issuance under the Amended 2012 LTPP.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Corporate Governance – Director Independence” and “Certain Relationships and Related Party Transactions” in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders scheduled to be held on May 25, 2017, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under our proposal “Ratification of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders scheduled to be held on May 25, 2017, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements. See Index to Consolidated Financial Statements at Part II, Item 8 of this Form 10-K.
2.

Financial Statement Schedules.  Supplemental schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3.	Exhibits. The exhibits required by Item 601 of Regulation S-K listed in the Index of Exhibits are incorporated by reference herein.
Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGILITY HOLDINGS, INC.

March 9, 2017	/s/ Lynn A. Dugle
Lynn A. Dugle Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Lynn A. Dugle	Chief Executive Officer (Principal Executive Officer )	March 9, 2017
Lynn A. Dugle

/s/ Wayne M. Rehberger	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 9, 2017
Wayne M. Rehberger

/s/ Richard B. Harkey	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 9, 2017
Richard B. Harkey

/s/ Peter A. Marino	Co-Chairman	March 9, 2017
Peter A. Marino

/s/ David A. Savner	Co-Chairman	March 9, 2017
David A. Savner

/s/ John W. Barter, III	Director	March 9, 2017
John W. Barter, III

/s/ Steven A. Denning	Director	March 9, 2017
Steven A. Denning

/s/ David M. Kerko	Director	March 9, 2017
David M. Kerko

/s/ Darryll J. Pines	Director	March 9, 2017
Darryll J. Pines

/s/ Anthony Principi	Director	March 9, 2017
Anthony Principi

/s/ Charles S. Ream	Director	March 9, 2017
Charles S. Ream

/s/ William G. Tobin	Director	March 9, 2017
William G. Tobin

INDEX OF EXHIBITS

Exhibit No.	Description
2.1

Distribution Agreement, dated as of July 16, 2012, between L-3 Communications Holdings, Inc. and Engility Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

2.2

Agreement and Plan of Merger, dated as of December 20, 2013, by and among Dynamics Research Corporation, Engility Corporation and Engility Solutions, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, as filed with the Commission on December 23, 2013 (File No. 001-35487)).++

2.3

Agreement and Plan of Merger, dated as of October 28, 2014, by and among TASC Parent Corporation, Toucan Merger Corporation I, Toucan Merger Corporation II, Engility Holdings, Inc., New East Holdings, Inc. and East Merger Sub, LLC (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, as filed with the Commission on October 29, 2014 (File No. 001-35487)).++

3.1

Amended and Restated Certificate of Incorporation of Engility Holdings, Inc. dated February 26, 2015 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K12B, as filed with the Commission on February 27, 2015 (File No. 001-35487)).

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

4.2

Indenture, dated August 12, 2016, among Engility Corporation, Engility Holdings, Inc., as a guarantor, each of the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 15, 2016 (File No. 001-35487)).

4.3

Form of 8.8785% Senior Note due 2024 (incorporated by reference to Exhibit 1 to Annex 1 to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 15, 2016 (File No. 001-35487)).

4.4

Registration Rights Agreement, dated as of August 12, 2016, by and among Engility Corporation, Engility Holdings, Inc., as a guarantor, each of the guarantors named therein and Morgan Stanley & Co. LLC, as the representative of the initial purchasers named therein (incorporated herein by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 15, 2016 (File No. 001-35487)).

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

10.6

Credit Agreement, dated as of August 12, 2016, among Engility Holdings, Inc., Engility Corporation, the several lenders from time to time parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 15, 2016 (File No. 001-35487)).

*10.7

Amendment No. 1, dated as of February 13, 2017, to the Credit Agreement, dated as of August 12, 2016, among Engility Holdings, Inc., Engility Corporation, the several lenders from time to time parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.

10.8

Guarantee and Collateral Agreement, dated as of August 12, 2016, made by Engility Holdings, Inc., Engility Corporation and the subsidiary guarantors party thereto in favor of Morgan Stanley Senior Funding, Inc., as collateral agent (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 15, 2016 (File No. 001-35487)).

†10.9

Engility Holdings, Inc. Amended and Restated 2012 Cash Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Commission on May 28, 2013 (File No. 001-35487)).

†10.10

Engility Master Savings Plan (incorporated herein by reference to Exhibit 4.7 of the Registrant’s registration statement on Form S-8, as filed with the Commission on July 17, 2012 (File No. 333-182720)).

†10.11

Engility Corporation Deferred Compensation Plan I (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

†10.12

Engility Corporation Deferred Compensation Plan II (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2012 (File No. 001-35487)).

†10.13

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

†10.17

Engility Corporation 2013 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K, as filed with the Commission on March 21, 2013 (File No. 001-35487)).

†10.18

Form of Engility Holdings, Inc. 2012 Long Term Performance Plan Performance Share Award Agreement (incorporated herein by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K, as filed with the Commission on March 21, 2013 (File No. 001-35487)).

†10.19

Form of Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Plan Performance Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on May 12, 2015 (File No. 001-35487)).

†10.20

Form of Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Plan Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on May 12, 2015 (File No. 001-35487)).

†10.21

Form of Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Plan Restricted Stock Unit Agreement (Directors) (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on May 12, 2015 (File No. 001-35487)).

†10.22

Form of Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Plan Restricted Stock Unit Agreement (Directors Interim Award) (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on May 12, 2015 (File No. 001-35487)).

†10.23

Form of Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Plan Performance Retention Award Agreement (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q, as filed with the Commission on May 12, 2015 (File No. 001-35487)).

†10.24

Amended and Restated Employment Agreement dated April 15, 2014 by and between TASC, Inc. and John P. Hynes, Jr. (incorporated herein by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K, as filed with the Commission on March 8, 2016 (File No. 001-35487)).

†10.25

Employment Agreement dated April 15, 2014 by and between TASC, Inc. and Wayne Rehberger (incorporated herein by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K, as filed with the Commission on March 8, 2016 (File No. 001-35487)).

†10.26

Engility Holdings, Inc. Second Amended and Restated 2012 Long Term Performance Plan (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on June 2, 2016 (File No. 001-35487)).

†10.27

Engility Holdings, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on June 2, 2016 (File No. 001-35487)).

*†10.28	Engility Holdings, Inc. Amended and Restated Severance Plan.

*†10.29	Engility Holdings, Inc. Amended and Restated Change in Control Severance Plan.

*12	Computation of Ratio of Earnings to Fixed Charges

*21.1	Subsidiaries of Engility Holdings, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Taxonomy Extension Schema Document.

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Filed electronically with this report.
†	Compensatory plan or arrangement.
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