Form 10-Q
period 2017-03-31
Engility Holdings, Inc.
filed 2017-05-04
CIK 1544229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 36,807,671 shares of Engility Holdings, Inc. common stock with a par value of $0.01 per share outstanding as of the close of business on April 28, 2017.

ENGILITY HOLDINGS, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$24,875	$48,236
Receivables, net	355,370	334,248
Prepaid income taxes	4,021	5,430
Assets held for sale, current	—	20,242
Other current assets	25,794	24,974
Total current assets	410,060	433,130
Property, plant and equipment, net	45,623	46,547
Goodwill	1,078,454	1,078,454
Identifiable intangible assets, net	385,770	393,891
Deferred tax assets	226,982	232,283
Assets held for sale	—	11,962
Other assets	5,138	2,292
Total assets	$2,152,027	$2,198,559
Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$26,947	$26,947
Accounts payable, trade	51,715	43,943
Accrued employment costs	90,739	98,860
Accrued expenses	74,065	76,870
Advance payments and billings in excess of costs incurred	34,075	33,259
Deferred income taxes, current and income tax liabilities	85	209
Liabilities held for sale, current	—	4,341
Other current liabilities	24,066	36,410
Total current liabilities	301,692	320,839
Long-term debt	1,009,789	1,039,993
Income tax liabilities	63,101	64,852
Liabilities held for sale	—	1,084
Other liabilities	64,201	66,986
Total liabilities	1,438,783	1,493,754
Commitments and contingencies (Note 10)
Equity:
Preferred stock, par value $0.01 per share, 25,000 shares authorized, none issued or outstanding as of March 31, 2017 or December 31, 2016	—	—
Common stock, par value $0.01 per share, 175,000 shares authorized, 36,808 and 36,776 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	368	368
Additional paid-in capital	1,240,069	1,237,826
Accumulated deficit	(533,895)	(541,702)
Accumulated other comprehensive loss	(4,705)	(4,865)
Non-controlling interest	11,407	13,178
Total equity	713,244	704,805
Total liabilities and equity	$2,152,027	$2,198,559

See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	March 31, 2017	April 1, 2016
Revenue	$485,215	$522,779
Costs and expenses
Cost of revenue	415,023	449,330
Selling, general and administrative expenses	36,443	46,976
Total costs and expenses	451,466	496,306
Operating income	33,749	26,473
Interest expense, net	20,921	29,439
Other expenses, net	(70)	(61)
Income (loss) before income taxes	12,758	(3,027)
Provision (benefit) for income taxes	5,010	(902)
Net income (loss)	7,748	(2,125)
Less: Net income attributable to non-controlling interest	815	1,105
Net income (loss) attributable to Engility	$6,933	$(3,230)

Earnings (loss) per share attributable to Engility
Basic	$0.19	$(0.09)
Diluted	$0.18	$(0.09)

Weighted average number of shares outstanding
Basic	36,781	36,715
Diluted	37,766	36,715

See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended
	March 31, 2017	April 1, 2016
Net income (loss)	$7,748	$(2,125)
Other comprehensive income, net of tax:
Pension liability adjustment, net of tax benefit of $10	(16)	—
Unrealized gain on derivative instruments, net of tax expense of $113 and $365 for the three months ended March 31, 2017 and April 1, 2016, respectively	176	571
Other comprehensive income, net of tax	160	571
Comprehensive income (loss)	7,908	(1,554)
Less: Net income attributable to non-controlling interest	815	1,105
Comprehensive income (loss) attributable to Engility	$7,093	$(2,659)

See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31, 2017	April 1, 2016
Operating activities:
Net income (loss)	$7,748	$(2,125)
Share-based compensation	1,637	2,756
Depreciation and amortization	10,861	13,815
Gain on sale of property, plant and equipment	(570)	—
Bad debt expense	174	—
Amortization of bank debt fees	2,133	2,242
Deferred income taxes	6,319	183
Excess tax deduction on share-based compensation	(416)	—
Changes in operating assets and liabilities:
Receivables	(21,296)	3,578
Other assets	130	(91)
Accounts payable, trade	7,811	7,003
Accrued employment costs	(8,122)	13,997
Accrued expenses	(3,144)	5,619
Advance payments and billings in excess of costs incurred	816	(13,775)
Other liabilities	(16,474)	(3,471)
Net cash (used in) provided by operating activities	(12,393)	29,731
Investing activities:
Proceeds from sale of business, net of amount placed in escrow	23,005	—
Proceeds from sale of property, plant and equipment	2,902	—
Capital expenditures	(1,505)	(3,879)
Net cash provided by (used in) investing activities	24,402	(3,879)
Financing activities:
Repayment of long-term debt	(32,336)	(11,298)
Gross borrowings from revolving credit facility	129,000	15,000
Repayments of revolving credit facility	(129,000)	(15,000)
Payment of employee withholding taxes on share-based compensation	(41)	(1,770)
Dividends paid	(407)	(1,661)
Distributions to non-controlling interest member	(2,586)	(1,747)
Net cash used in financing activities	(35,370)	(16,476)
Net change in cash and cash equivalents	(23,361)	9,376
Cash and cash equivalents, beginning of period	48,236	30,022
Cash and cash equivalents, end of period	$24,875	$39,398

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

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K filed with the SEC on March 9, 2017 for the year ended December 31, 2016 (2016 Form 10-K). In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.

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

Reporting Periods: Our fiscal year begins on January 1 and ends on December 31.  Our 2017 fiscal quarters end on March 31, June 30, September 29 and December 31.  Our 2016 fiscal quarters ended on April 1, July 1, September 30 and December 31.

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

Percentage-of-completion contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, developing total revenue and cost at completion estimates require the use of significant judgment.  Contract costs include direct labor and billable expenses, an allocation of allowable indirect costs, and warranty obligations. Billable expenses are comprised of subcontracting costs and other direct costs that often include, but are not limited to, travel-related costs and telecommunications charges. We recognize revenue and billable expenses from these transactions on a gross basis. Assumptions regarding the length of time to complete the contract also include expected increases in wages and prices for materials. Estimates of total contract revenue and costs are monitored during the term of the contract and are subject to revision as the contract progresses. Anticipated losses on contracts are recognized in the period they are deemed probable and can be reasonably estimated. Anticipated contract losses recorded for the three months ended March 31, 2017 and April 1, 2016 were immaterial.

For the three months ended March 31, 2017, the recognized amounts related to changes in estimates at completion represented a net increase to revenue and operating income of $2 million.  Amounts related to changes in estimates at completion for the three months ended April 1, 2016 represented a net increase to revenue and operating income of $4 million, of which $2 million was directly related to favorable performance on contracts with award fees.

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

Included in unbilled receivables, a component of receivables, net, are certain restructuring costs related to the performance of our U.S. government contracts which are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are expensed outside of our indirect rates and recognized as revenue for the portion we expect to be recoverable in our rates. At both March 31, 2017 and December 31, 2016, these receivables were approximately $11 million, and are allocated to contracts when they are paid or otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued expensing of these costs, the profitability of our remaining contracts could be adversely affected.

Revenue and profit in connection with contracts to provide services to the U.S. government that contain collection risk because the contracts are incrementally funded and subject to the availability of funds appropriated are deferred until a contract modification is obtained, indicating that adequate funds are available to the contract or task order.

Income Taxes: As of March 31, 2017, management has determined it is more likely than not a portion of state deferred tax assets, charitable donations, and foreign tax credits will not be realized and has recorded a valuation allowance against them.  A change in the ability of our operations to continue to generate future taxable income could affect our ability to realize the future tax deductions underlying our deferred tax assets, and require us to provide a valuation allowance against our deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

Earnings per Share: Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the weighted average effect of all potentially dilutive securities outstanding during the periods. Diluted EPS includes the incremental effect of the employee stock purchase plan, restricted stock units (RSUs), stock options, performance shares, performance retention awards and performance units calculated using the treasury stock method.  For the three months ended April 1, 2016, 629,140 shares were excluded from diluted EPS due to their anti-dilutive effects.  No shares were excluded from diluted EPS for the three months ended March 31, 2017.

	Three Months Ended
	March 31, 2017	April 1, 2016
Net income (loss) attributable to Engility	$6,933	$(3,230)

Weighted average number of shares outstanding – Basic	36,781	36,715
Dilutive effect of share-based compensation outstanding after application of the treasury stock method	985	—
Weighted average number of shares outstanding – Diluted	37,766	36,715

Earnings (loss) per share attributable to Engility
Basic	$0.19	$(0.09)
Diluted	$0.18	$(0.09)

Assets Held for Sale: The Company entered into two separate agreements during the second half of 2016 to sell certain assets and liabilities owned by the Company, both of which were completed in the first quarter of 2017.  Depreciation for these assets ceased on the date they were designated as held for sale.  The held for sale assets and liabilities were recorded at the lower of carrying value or estimated fair value, less an estimate of costs to sell. The estimate of fair value included unobservable inputs (Level 3 fair value). These assets and liabilities were designated as assets held for sale and liabilities held for sale in the accompanying consolidated balance sheets as of December 31, 2016.

On January 6, 2017, the Company completed the sale of its international development services business, International Resources Group Ltd., for a purchase price of $25 million in cash, subject to working capital adjustments. The sale was the result of the Company’s strategic review of its business and determination that the USAID portion of the Company’s international business no longer closely aligned with the Company’s future strategic direction. The Company received the proceeds from this sale, less an indemnity escrow of approximately $2 million, in the first quarter of 2017, which was used to pay down existing debt. The Company expects to receive the indemnity escrow on or about the second anniversary of the sale assuming no claims are made against the escrow funds.

During the first quarter of 2017, the Company completed its sale of certain long-term assets totaling $2 million (net of accumulated depreciation of $1 million).  The Company recorded a gain on sale of approximately $1 million which was recorded in selling, general and administrative expenses in the accompanying unaudited consolidated statement of operations.

2.	New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact this accounting standard will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment, which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendment should be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this accounting standard will have on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash—a consensus of the FASB Emerging Issues Task Force, which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. This update is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period. Aside from conforming to new cash flow presentation and restricted cash disclosure requirements, we do not anticipate that the new standard will impact our consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU requires changes in the presentation of certain items including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method.  The Company is currently evaluating the impact this accounting standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  Under this guidance, the areas of simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, impact on earnings per share and classification on the statement of cash flows.  We adopted ASU 2016-09 on January 1, 2017.  As a result, all of the tax effects of share-based payments are now recorded in the income statement as a discrete adjustment.  An income tax benefit of approximately $0.4 million was recognized in the first quarter of 2017, as a result of the adoption of ASU 2016-09. The treatment of forfeitures has changed as we have elected to discontinue our past process of estimating the number of forfeitures and now account for forfeitures as they occur. As such, this had a cumulative effect on retained earnings of approximately $0.9 million, net of tax. We have elected to present the cash flow statement on a retrospective transition method and prior periods have been adjusted to present the excess tax benefits as part of cash flows from operating activities. The excess tax benefits of $0.4 million recognized during the three months ended March 31, 2017 as a reduction to tax expense in the consolidated statements of operations were classified as an operating activity in the statements of cash flows.  During the three months ended April 1, 2016, no excess tax benefits were present and therefore no adjustment was required.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The provisions of ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company is currently assessing the potential impact of this standard update on its consolidated financial statements. The Company anticipates the ASU will have a material impact on its assets and liabilities due to the addition of right-of-use assets and lease liabilities to the balance sheet, however it does not expect the ASU to have a material impact on its cash flows or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use when accounting for revenue arising from contracts with customers, and it supersedes all current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB approved a one year deferral of the effective date of ASU No. 2014-09  to annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017, with the option for early adoption as of the original effective date. In addition, four new ASUs have been issued in 2016, amending or clarifying certain aspects of the new standard: ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross Versus Net); ASU No. 2016-10, Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers – Narrow Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The new standard could impact the method and timing of revenue recognition for certain of our contracts, in addition to our business processes and information technology systems. Engility is currently evaluating the impact of adopting the new standard and the effect it will have upon the Company’s consolidated financial statements and operations.  The Company will adopt the new standard in 2018 but has not yet selected an adoption method. Currently a cross-functional implementation team is in place and the Company will complete its assessment of the cumulative effect of adopting the new standard, as well as the expected impact on its 2016 results, by the end of 2017.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

3.	Receivables

Our receivables principally relate to contracts with the U.S. government and prime contractors or subcontractors of the U.S. government. The components of contract receivables are presented in the table below.

	March 31,	December 31,
	2017	2016
Billed receivables	$101,652	$97,661
Unbilled receivables	265,522	248,253
Allowance for doubtful accounts	(11,804)	(11,666)
Total receivables, net	$355,370	$334,248

4.	Goodwill and Identifiable Intangible Assets

Goodwill: In accordance with the accounting standards for business combinations, we record the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition (commonly referred to as the purchase price allocation). The balance of goodwill was $1,078 million at both March 31, 2017 and December 31, 2016.

Identifiable Intangible Assets: Information on our identifiable intangible assets that are subject to amortization is presented in the table below.

		March 31, 2017			December 31, 2016
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)
Customer contractual relationships	17	$545,229	$165,487	$379,742	$545,229	$157,482	$387,747
Technology	15	7,000	972	6,028	7,000	856	6,144
Total		$552,229	$166,459	$385,770	$552,229	$158,338	$393,891

Our amortization expense recorded for our identifiable intangible assets is presented in the table below.

	Three Months Ended
	March 31, 2017	April 1, 2016
Amortization expense	$8,121	$11,379

5.	Share-Based Compensation

For the Three Months Ended March 31, 2017

Performance Units: During the three months ended March 31, 2017, we granted a total of 183,710 performance units at target level of 100% (with the potential for the delivery of up to 551,130 shares of our common stock at the maximum performance level) to certain of our employees with a grant date fair value of $30.62 per unit.  Performance units cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2017. The number of shares of our common stock that are ultimately vested are based on continued employment and delivered in respect of these performance units will range from 0% to 300% of the target grant amount.  The vesting of performance units depends on the Company's performance, as approved by the Compensation Committee of our Board of Directors (the Compensation Committee), based on two metrics: book-to-bill and adjusted operating cash flow, each as measured over a three year performance period, and subject to adjustments based on the Company’s compounded annual growth rate for revenue over the same period.  The performance units may be settled in cash or stock at the sole discretion of the Compensation Committee.

Restricted Stock Units: During the three months ended March 31, 2017, we granted a total of 204,616 RSUs to certain employees with a grant date fair value of $30.63 per unit, of which 2,075 RSUs cliff vest on the first anniversary of the grant date and 202,541 RSUs vest over a term of three years from the grant date, with one-third of the award vesting on each anniversary of the grant date. During the three months ended March 31, 2017, we granted 1,192 RSUs to our independent directors with a grant date fair value of $33.33 per unit. The number of shares of our common stock that are ultimately vested are based on continued employment or service as a director, as applicable. The RSUs may be settled in cash or stock upon vesting at the sole discretion of the Compensation Committee.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

For the Three Months Ended April 1, 2016

Performance Units: During the three months ended April 1, 2016, we granted 81,803 performance units at target level of 100% (with the potential for the delivery of up to 163,606 shares at the maximum performance level) to Lynn Dugle, our Chief Executive Officer, with a grant date fair value of $17.97 per unit.  Performance units cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2016. The number of shares of our common stock that are ultimately vested and delivered in respect of these performance units will range from 0% to 200% of the target grant amount.  The vesting of performance units depends initially on the Company’s performance, as approved by the Compensation Committee of our Board of Directors, based on two metrics: revenue and operating cash flow. The performance units may be settled in cash or stock at the sole discretion of the Compensation Committee.

Restricted Stock Units: During the three months ended April 1, 2016, we granted 104,619 RSUs to Ms. Dugle with a grant date fair value of $17.97 per unit, of which 50,083 RSUs cliff vest on the second anniversary of the grant date and 54,536 RSUs vest over a term of three years from the grant date over a term of three years from the grant date, 25% on the first anniversary of the grant date, 25% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. The RSUs may be settled in cash or stock upon vesting at the sole discretion of the Compensation Committee.

6.	Defined Benefit Plans

The components of net periodic benefit costs for the Company’s defined benefit plans are as follows:

	Three Months Ended
	March 31, 2017	April 1, 2016
Service cost	$206	$—
Interest cost on projected benefit obligation	744	946
Expected return on plan assets	(888)	(953)
Net loss amortization	81	82
Net periodic benefit expense	$143	$75

During the three months ended March 31, 2017, the Company contributed approximately $3 million to fund the defined benefit plans.

7.	Debt

On February 13, 2017 (the Amendment Effective Date), the Company and Engility Corporation (the Borrower) entered into Amendment No. 1 (the Amendment) to the Credit Agreement, dated as of August 12, 2016 (the 2016 Credit Facility), among the Borrower, the Company, the several lenders from time to time parties thereto and Morgan Stanley, as administrative agent and collateral agent.

The parties entered into the Amendment in order to reduce the interest rate margin applicable to (i) the Borrower’s senior secured term B1 loan facility in the original principal amount of $200 million (Existing Term B1 Loans) from 3.25% to 2.25%, in the case of alternate base rate loans, and from 4.25% to 3.25%, in the case of Eurocurrency loans, and (ii) the Borrower’s senior secured term B2 loan facility in the original principal amount of $680 million (Existing Term B2 Loans) from 3.75% to 2.75%, in the case of alternate base rate loans, and from 4.75% to 3.75%, in the case of Eurocurrency loans.  The Amendment was accomplished by (i) the Borrower obtaining new term B1 loan commitments (New Term B1 Loans) to reprice the Existing Term B1 Loans and Morgan Stanley making additional New Term B1 Loans to the Borrower in a principal amount equal to $195 million minus the principal amount of any Existing Term B1 Loans outstanding on the Amendment Effective Date that were converted into New Term B1 Loans on the Amendment Effective Date, and (ii) the Borrower obtaining new term B2 loan commitments (New Term B2 Loans) to reprice the Existing Term B2 Loans and Morgan Stanley making additional New Term B2 Loans to the Borrower in a principal amount equal to $608 million minus the principal amount of any Existing Term B2 Loans outstanding on the Amendment Effective Date that were converted into New Term B2 Loans on the Amendment Effective Date. The proceeds of the New Term B1 Loans and New Term B2 Loans, respectively, were applied to repay in full the Existing Term B1 Loans and Existing Term B2 Loans, respectively, outstanding as of the Amendment Effective Date. The transaction is expected to lower the Company’s fiscal year 2017 interest expense by approximately $5 million after fees and expenses.

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

The 2016 Credit Facility requires the Borrower to maintain compliance with a maximum ratio of consolidated first lien secured debt to consolidated EBITDA (the consolidated first lien net leverage ratio) of 6.125 to 1.00, with incremental step downs over time.  The consolidated first lien net leverage ratio, which we believe is our most restrictive covenant, is the ratio of (a) (i) funded debt secured by liens as of such date minus (ii) the unrestricted cash as of such date to (b) consolidated bank EBITDA for the period of the four fiscal quarters most recently ended. As of March 31, 2017, we were in compliance with all covenants under the 2016 Credit Facility, and our consolidated first lien net leverage ratio was 3.59:1.00.

As of March 31, 2017 and December 31, 2016 the composition of our debt was as follows:

	March 31,	December 31,
	2017	2016
Term Loans	$791,000	$823,300
8.875% Senior Notes due 2024 (the Notes)	300,000	300,000
Other	425	461
Total debt	1,091,425	1,123,761
Less: current portion of long-term debt	(26,947)	(26,947)
Less: unamortized original issue discount costs and financing fees	(54,689)	(56,821)
Long-term debt	$1,009,789	$1,039,993

Our availability under the revolving portion of the 2016 Credit Facility was $163 million as of March 31, 2017, with $2 million outstanding under letters of credit.

During the three months ended March 31, 2017, we repaid a total of $32 million of debt under the 2016 Credit Facility, including the prepayment of $26 million of Term B2 Loan debt.

Our weighted average outstanding loan balance for the three months ended March 31, 2017 was $1,111 million which accrued interest at a weighted average borrowing rate of approximately 6.18%. Our weighted average outstanding loan balance for the three months ended April 1, 2016 was $1,158 million which accrued interest at a weighted average borrowing rate of approximately 9.13%.

The carrying value of the Term Loans, excluding original issue discount, and Notes approximated their fair value at March 31, 2017. The fair value of the Term Loans and Notes are based on quotes from a nationally recognized fixed income trading platform and is considered to be a Level 2 input, measured under U.S. GAAP hierarchy.

8.	Fair Value Measurements

The Company enters into interest rate swap contracts to reduce its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt payments. These interest rate contracts are designated as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported in stockholders’ equity (as a component of accumulated other comprehensive income (loss)) and will be subsequently reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gain or loss of a cash flow hedge will be reported in earnings. The Company does not have any derivatives outstanding that are not designated as hedges.

During the first quarter of 2017, the Company entered into an interest rate swap agreement for contracts with an initial notional amount of $281 million.  These contracts become effective December 29, 2017 and expire on December 31, 2020.  The other terms of these instruments are as follows:

Contract received:	Floating interest rate	LIBOR (subject to minimum of 1.00%)
Contract paid:	Fixed interest rates	1.947% - 1.949%

The following table presents our liabilities that are measured at fair value on a recurring basis:

	Balance Sheet Classification	Fair Value Hierarchy	March 31, 2017	December 31, 2016
Interest rate swap assets	Other assets	Level 2	$610	$—
Interest rate swap liabilities	Other current liabilities	Level 2	$(320)	$—

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

The Company’s interest rate swap assets and liabilities were measured at fair value on a recurring basis and were aggregated by the level in the fair value hierarchy within which those measurements fall.  As of March 31, 2017, the Company had not posted any collateral related to these agreements.

In connection with refinancing the 2015 Credit Facility (as defined in Note 11 to our audited consolidated financial statements in our 2016 Form 10-K), the Company terminated its interest rate swap agreements in the third quarter of 2016. The derivative instruments were comprised of $200 million of contracts. The other terms of these instruments were as follows:

Contract received:	Floating interest rate	LIBOR (subject to minimum of 1.25%)
Contract paid:	Fixed interest rates	3.09% - 3.18%

9.	Restructuring Costs

The activity and balance of the restructuring liability account were as follows:

	Severance and Related Costs	Other Restructuring Costs	Total
Balance as of December 31, 2015	$4,006	$9,471	$13,477
Additions	9,357	2,186	11,543
Cash payments	(12,059)	(6,704)	(18,763)
Other adjustments	—	(2,429)	(2,429)
Balance as of December 31, 2016	1,304	2,524	3,828
Additions	—	346	346
Cash payments	(1,304)	(591)	(1,895)
Balance as of March 31, 2017	$—	$2,279	$2,279

As of March 31, 2017 and December 31, 2016, the restructuring liabilities were recognized within other current liabilities in the accompanying unaudited consolidated balance sheets. During the three months ended March 31, 2017, we incurred other restructuring costs related to termination fees with certain leases that will be paid out by the second quarter of 2017.  As of March 31, 2017 the remaining balance primarily consisted of other restructuring costs incurred in 2015 related to lease payments that will be paid out by the end of 2017.  The expenses related to the restructuring activity were contained within the selling, general and administrative expenses in the accompanying unaudited consolidated statement of operations for the appropriate period.

10.	Commitments and Contingencies

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

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

In accordance with the accounting standard for contingencies, we record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. Generally, the loss is recorded for the amount we expect to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are recorded in other current liabilities in our consolidated balance sheets. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At December 31, 2016 and March 31, 2017, we did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. We believe we have recorded adequate provisions for our litigation matters. We review these provisions quarterly and adjust these provisions to reflect the effect of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter.

11.	Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2017 was $5 million as compared to a benefit of $1 million for the three months ended April 1, 2016. The effective tax rate for the three months ended March 31, 2017 was 39.3% as compared to 29.8% for the three months ended April 1, 2016. The increase in the provision (benefit) for income taxes and the effective tax rate, which includes the effects of discrete items, was primarily due to increased earnings and the sale of our wholly-owned subsidiary in the first quarter of 2017.

The Company continues to benefit from tax attributes acquired with the acquisition of TASC, including net operating losses.  These tax assets are expected to significantly reduce net cash tax payments through 2024.

12.	Separate Financial Information of Subsidiary Guarantor of Indebtedness

The following tables present supplemental condensed consolidating financial statements of (a) Engility Holdings, Inc., as parent company guarantor, (b) Engility Corporation, as subsidiary issuer of the Notes; (c) on a combined basis, the subsidiary guarantors of the Notes; and (d) on a combined basis, the subsidiaries that are not guarantors of the Notes. Separate financial statements of the subsidiary guarantors are not presented because the parent company owns 100% of the outstanding voting stock of each of the subsidiary guarantors and the guarantee by each subsidiary guarantor is joint and several and full and unconditional, except for certain customary limitations.  These customary limitations, which are described in detail in the Indenture (as defined in Note 11 to our audited consolidated financial statements in our 2016 Form 10-K) , include (i) the sale, exchange or transfer of a guarantor, (ii) the guarantor ceasing to guarantee the 2016 Credit Facility, (iii) the designation of a guarantor as a unrestricted subsidiary (iv) exercising the legal defeasance, covenant defeasance or discharge of the Indenture, and (v) the merger or consolidation of a guarantor with the issuer or another guarantor of the Indenture.  As a result and in accordance with Rule 3-10(d) of Regulation S-X under the Securities Exchange Act of 1934, as amended, the Company includes the following tables in these notes to the condensed consolidated financial statements:

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2017

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$—	$9,295	$1,648	$13,932	$—	$24,875
Receivables, net	—	302,047	34,153	19,170	—	355,370
Intercompany receivables	—	70,594	—	2,687	(73,281)	—
Prepaid income taxes	—	3,956	—	65	—	4,021
Other current assets	—	22,017	1,683	2,094	—	25,794
Total current assets	—	407,909	37,484	37,948	(73,281)	410,060
Property, plant and equipment, net	—	39,172	6,346	105	—	45,623
Goodwill	—	1,020,027	58,427	—	—	1,078,454
Identifiable intangible assets, net	—	352,002	33,768	—	—	385,770
Deferred tax assets	—	203,822	23,160	—	—	226,982
Investment in subsidiaries	713,244	84,370	28,421	—	(826,035)	—
Other assets	—	5,091	46	1	—	5,138
Total assets	$713,244	$2,112,393	$187,652	$38,054	$(899,316)	$2,152,027
Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$—	$26,947	$—	$—	$—	$26,947
Accounts payable, trade	—	51,577	42	96	—	51,715
Intercompany payable	—	2,687	70,594	—	(73,281)	—
Accrued employment costs	—	78,321	2,892	9,526	—	90,739
Accrued expenses	—	71,077	2,833	155	—	74,065
Advance payments and billings in excess of costs incurred	—	34,075	—	—	—	34,075
Deferred income taxes, current and income tax liabilities	—	45	—	40	—	85
Other current liabilities	—	24,177	73	(184)	—	24,066
Total current liabilities	—	288,906	76,434	9,633	(73,281)	301,692
Long-term debt	—	1,009,789	—	—	—	1,009,789
Income tax liabilities	—	63,101	—	—	—	63,101
Other liabilities	—	37,353	26,848	—	—	64,201
Total liabilities	$—	$1,399,149	$103,282	$9,633	$(73,281)	$1,438,783
Shareholders' equity	713,244	713,244	84,370	28,421	(826,035)	713,244
Total liabilities and equity	$713,244	$2,112,393	$187,652	$38,054	$(899,316)	$2,152,027

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

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2017

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Revenue	$—	$421,491	$27,689	$36,035	$—	$485,215
Costs and expenses
Cost of revenue	—	351,908	29,929	33,186	—	415,023
Selling, general and administrative expenses	—	31,860	3,563	1,020	—	36,443
Total costs and expenses	—	383,768	33,492	34,206	—	451,466
Operating income (loss)	—	37,723	(5,803)	1,829	—	33,749
Interest expense, net	—	20,921	—	—	—	20,921
Other income (expenses), net	—	—	1	(71)	—	(70)
Income in equity investments in subsidiaries	6,933	(5,157)	943	—	(2,719)	—
Income (loss) before income taxes	6,933	11,645	(4,859)	1,758	(2,719)	12,758
Benefit for income taxes	—	4,712	298	—	—	5,010
Net income (loss)	6,933	6,933	(5,157)	1,758	(2,719)	7,748
Less: Net income attributable to non-controlling interest	—	—	—	815	—	815
Net income (loss) attributable to Engility	$6,933	$6,933	$(5,157)	$943	$(2,719)	$6,933

Net income (loss)	$6,933	$6,933	$(5,157)	$1,758	$(2,719)	$7,748
Other comprehensive income	—	176	(16)	—	—	160
Comprehensive income (loss)	6,933	7,109	(5,173)	1,758	(2,719)	7,908
Less: Net income attributable to non-controlling interest	—	—	—	815	—	815
Comprehensive income (loss) attributable to Engility	$6,933	$7,109	$(5,173)	$943	$(2,719)	$7,093

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED APRIL 1, 2016

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Revenue	$—	$432,832	$49,303	$40,644	$—	$522,779
Costs and expenses
Cost of revenue	—	356,901	55,840	36,589	—	449,330
Selling, general and administrative expenses	—	38,806	6,573	1,597	—	46,976
Total costs and expenses	—	395,707	62,413	38,186	—	496,306
Operating income (loss)	—	37,125	(13,110)	2,458	—	26,473
Interest expense, net	—	29,439	—	—	—	29,439
Other income (expenses), net	—	(8)	—	(53)	—	(61)
Income in equity investments in subsidiaries	(3,230)	(13,446)	1,300	—	15,376	—
Income (loss) before income taxes	(3,230)	(5,768)	(11,810)	2,405	15,376	(3,027)
Benefit for income taxes	—	(2,538)	1,636	—	—	(902)
Net income (loss)	(3,230)	(3,230)	(13,446)	2,405	15,376	(2,125)
Less: Net income attributable to non-controlling interest	—	—	—	1,105	—	1,105
Net income (loss) attributable to Engility	$(3,230)	$(3,230)	$(13,446)	$1,300	$15,376	$(3,230)

Net income (loss)	$(3,230)	$(3,230)	$(13,446)	$2,405	$15,376	$(2,125)
Other comprehensive income	—	571	—	—	—	571
Comprehensive income (loss)	(3,230)	(2,659)	(13,446)	2,405	15,376	(1,554)
Less: Net income attributable to non-controlling interest	—	—	—	1,105	—	1,105
Comprehensive income (loss) attributable to Engility	$(3,230)	$(2,659)	$(13,446)	$1,300	$15,376	$(2,659)

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$(28,522)	$14,408	$1,721	$—	$(12,393)
Investing activities:
Proceeds from sale of business, net of cash disposed	—	25,405	—	—	—	25,405
Payment of escrow related to sale of business	—	(2,400)	—	—	—	(2,400)
Proceeds from sale of property, plant and equipment	—	2,902	—	—	—	2,902
Capital expenditures	—	(1,505)	—	—	—	(1,505)
Net cash used in investing activities	—	24,402	—	—	—	24,402
Financing activities:
Repayment of long-term debt	—	(32,336)	—	—	—	(32,336)
Gross borrowings from revolving credit facility	—	129,000	—	—	—	129,000
Repayments of revolving credit facility	—	(129,000)	—	—	—	(129,000)
Payment of employee withholding taxes on share-based compensation	(41)	—	—	—	—	(41)
Dividends paid	(407)	—	—	—	—	(407)
Distributions to non-controlling interest member	—	—	—	(2,586)	—	(2,586)
Due (to) from subsidiaries	448	14,627	(13,145)	(1,930)	—	—
Net cash used in financing activities	—	(17,709)	(13,145)	(4,516)	—	(35,370)
Net change in cash and cash equivalents	—	(21,829)	1,263	(2,795)	—	(23,361)
Cash and cash equivalents, beginning of period	—	31,124	385	16,727	—	48,236
Cash and cash equivalents, end of period	$—	$9,295	$1,648	$13,932	$—	$24,875

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 1, 2016

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$69,912	$(45,743)	$5,562	$—	$29,731
Investing activities:
Capital expenditures	—	(3,879)	—	—	—	(3,879)
Net cash provided by investing activities	—	(3,879)	—	—	—	(3,879)
Financing activities:
Repayment of long-term debt	—	(11,298)	—	—	—	(11,298)
Gross borrowings from revolving credit facility	—	15,000	—	—	—	15,000
Repayments of revolving credit facility	—	(15,000)	—	—	—	(15,000)
Payment of employee withholding taxes on share- based compensation	(1,770)	—	—	—	—	(1,770)
Dividends paid	(1,661)	—	—	—	—	(1,661)
Distributions to non-controlling interest member	—	—	—	(1,747)	—	(1,747)
Due (to) from subsidiaries	3,431	(48,982)	47,015	(1,464)	—	—
Net cash used in financing activities	—	(60,280)	47,015	(3,211)	—	(16,476)
Net change in cash and cash equivalents	—	5,753	1,272	2,351	—	9,376
Cash and cash equivalents, beginning of period	—	18,313	29	11,680	—	30,022
Cash and cash equivalents, end of period	$—	$24,066	$1,301	$14,031	$—	$39,398

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition together with the Unaudited Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q (this Form 10-Q), as well as the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (SEC) on March 9, 2017 (2016 Form 10-K), which provides additional information regarding our products and services, industry outlook and forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” in this Form 10-Q. The financial information discussed below and included in this Form 10-Q may not necessarily reflect what our financial condition, results of operations or cash flows may be in the future.

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

Executive Summary

Our revenue is spread over a diverse mix of activities and services with no single program accounting for more than 10% of our revenue for the three months ended each of March 31, 2017 and April 1, 2016.  Revenue for the first quarter of 2017 was $485 million, a decrease of $38 million compared to the first quarter of 2016. Revenue decreased primarily as a result of contracts that came to the end of their period of performance and new business and recompete wins were not sufficient to replace the revenue on those contracts. The primary drivers of this decrease were $17 million in decreased DoD-related revenue and $24 million in decreased federal civilian-related contract revenue, partially offset by $3 million in increased intelligence-related contract revenue. The decrease in federal civilian-related revenue included a decrease of $12 million related to the sale of International Resources Group Ltd. (IRG).

Selling, general and administrative expenses for the first quarter of 2017 were $36 million, a decrease of $11 million compared to the first quarter of 2016. The decrease in selling, general and administrative expenses primarily resulted from lower acquisition, restructuring and amortization expense related to our acquisitions of TASC, Inc. (TASC) and Dynamics Research Corporation (DRC) and reductions in expenses to maintain our overall competiveness.  Acquisition and restructuring expense related to our acquisitions of TASC and DRC for the first quarter of 2017 were $1 million as compared to $4 million for similar expenses for the first quarter of 2016.  Amortization expense related to the acquisitions of TASC and DRC for the first quarter of 2017 and 2016 were $6 million and $9 million, respectively.

Our operating income for the first quarter of 2017 and 2016 was $34 million and $26 million, respectively. The increase in operating income was primarily due to the decrease in acquisition-related expenses incurred, partially offset by the decrease in revenue in the three months ended March 31, 2017 as compared to the three months ended April 1, 2016.

Economic Opportunities, Challenges, and Risks

We generate substantially all of our revenue from contracts with the U.S. government. For the first quarter of 2017, $198 million, or 40.8%, of our total revenue was from contracts with the DoD, compared to $215 million, or 41.1%, for the first quarter of 2016.

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

Key Performance Indicators

Total Backlog

	March 31,	December 31,
	2017	2016
	(in millions)
Funded	$648.4	$700.0
Unfunded	2,859.5	2,913.7
Total	$3,507.9	$3,613.7

We define total backlog as the value of firm orders received from customers, less the cumulative amount of revenue recognized on such orders and customer deobligations.  Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer) including unexercised options on multi-year contracts.  Total backlog excludes potential orders under multiple award IDIQ contracts. At December 31, 2016, total backlog included $188 million related to IRG which was removed from total backlog at the date of the sale.  We expect that substantially all of our funded backlog at March 31, 2017 will generate revenue during the next twelve month period.

Net Bookings and Book-to-Bill

For the first quarter of 2017, net bookings were $567 million, representing a total net book-to-bill of 1.2x. Net bookings represent the estimated amount of revenue to be earned in the future from funded and negotiated unfunded contract awards that were received during the period. Our total net book-to-bill is calculated as net bookings divided by revenue.

Days Sales Outstanding

Days sales outstanding (DSO), net of advanced payments, was 60 days as of March 31, 2017 and 56 days as of December 31, 2016.  DSO is calculated as net receivables less advance payments and billings in excess of costs incurred, divided by daily revenue (total revenue for the quarter divided by 90 days).

Revenue by Contract Type

	Three Months Ended
	March 31, 2017	April 1, 2016
Cost plus	62.7%	59.7%
Time and material	17.7%	19.7%
Fixed price	19.6%	20.6%
Total	100.0%	100.0%

Prime Contractor Revenue

	Three Months Ended
	March 31, 2017	April 1, 2016
Prime	81.8%	82.2%
Sub	18.2%	17.8%
Total	100.0%	100.0%

Revenue by Customer

	Three Months Ended
	March 31, 2017	April 1, 2016
DoD	40.8%	41.1%
Federal Civilian	23.5%	26.3%
Intel	35.7%	32.6%
Total	100.0%	100.0%

Results of Operations — Three Months Ended March 31, 2017 Compared to Three Months Ended April 1, 2016

The following tables provide our selected financial data for the three months ended March 31, 2017 and April 1, 2016.

	Three Months Ended
	March 31, 2017		April 1, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Revenue	$485.2	100.0%	$522.8	100.0%	$(37.6)	(7.2)%

Revenue: For the three months ended March 31, 2017, revenue was $485 million compared to revenue for the three months ended April 1, 2016 of $523 million, a decrease of $38 million, or 7.2%. Revenue decreased primarily as a result of contracts that came to the end of their period of performance and new business and recompete wins were not sufficient to replace the revenue on those contracts.  The primary drivers of this revenue decline were $17 million in decreased DoD-related revenue and $24 million in decreased federal civilian-related contract revenue, partially offset by $3 million in increased intelligence-related contract revenue. The decrease in federal civilian-related revenue included a decrease of $12 million related to the sale of IRG.

	Three Months Ended
	March 31, 2017		April 1, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Cost of revenue	$415.0	85.5%	$449.3	86.0%	$(34.3)	(7.6)%

Cost of revenue: Total cost of revenue was $415 million for the three months ended March 31, 2017, a decrease of 7.6%, compared to $449 million for the three months ended April 1, 2016. The decrease in cost of revenue was driven by a decrease in revenue of $38 million, or 7.2%, for the three months ended March 31, 2017 compared to the three months ended April 1, 2016. Cost of revenue as a percentage of total revenue decreased to 85.5% for the three months ended March 31, 2017, compared to 86.0% for the three months ended April 1, 2016.

	Three Months Ended
	March 31, 2017		April 1, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Selling, general and administrative expenses	$36.4	7.5%	$47.0	9.0%	$(10.5)	(22.4)%

Selling, general and administrative expenses: For the three months ended March 31, 2017, selling, general and administrative expenses were $36 million compared to $47 million for the three months ended April 1, 2016. Selling, general and administrative expenses as a percentage of revenue was 7.5% for the three months ended March 31, 2017, compared to 9.0% for the three months ended April 1, 2016. The decrease in selling, general and administrative expenses primarily resulted from lower acquisition, restructuring and amortization expense related to our acquisitions of TASC and DRC and reductions in expenses to maintain our overall competiveness.  Acquisition and restructuring expense related to our acquisitions of TASC and DRC for the first quarter of 2017 were $1 million as compared to $4 million for similar expenses for the first quarter of 2016.  Amortization expense related to the acquisitions of TASC and DRC for the first quarter of 2017 and 2016 were $6 million and $9 million, respectively.

	Three Months Ended
	March 31, 2017		April 1, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Operating income	$33.7	7.0%	$26.5	5.1%	$7.3	27.5%

Operating income and operating margin: Operating income for the three months ended March 31, 2017 and April 1, 2016 was $34 million and $26 million, respectively. Operating margin was 7.0% for the three months ended March 31, 2017, compared to 5.1% for the three months ended April 1, 2016. The increase in operating income was primarily due to the decrease in selling, general and administrative expenses, partially offset by the decrease in revenue, in the three months ended March 31, 2017 as compared to the three months ended April 1, 2016.

	Three Months Ended
	March 31, 2017		April 1, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Interest expense, net	$20.9	4.3%	$29.4	5.6%	$(8.5)	(28.9)%

Interest expense: During the three months ended March 31, 2017, net interest expense was $21 million, compared to $29 million for the three months ended April 1, 2016. The decrease in net interest expense was due to lower weighted average borrowing rates and debt balances in the three months ended March 31, 2017, partially offset by costs incurred related to the debt repricing in the first quarter of 2017.  Our weighted average outstanding loan balance for the three months ended March 31, 2017 was $1,111 million, which accrued interest at a weighted average borrowing rate of approximately 6.18%. Our weighted average outstanding loan balance for the three months ended April 1, 2016 was $1,158 million, which accrued interest at a weighted average borrowing rate of approximately 9.13%.

	Three Months Ended
	March 31, 2017		April 1, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Income (loss) before income taxes	$12.8	2.6%	$(3.0)	(0.6)%	$15.8	NM
Provision (benefit) for income taxes	5.0	1.0%	(0.9)	(0.2)%	5.9	NM
Net income (loss)	$7.7	1.6%	$(2.1)	(0.4)%	$9.9	NM
Effective tax rate	39.3%		29.8%

*NM = Not meaningful

Provision (benefit) for income taxes and effective income tax rate: The provision (benefit) for income taxes for the three months ended March 31, 2017 was $5 million as compared to a benefit of $1 million for the three months ended April 1, 2016. The effective tax rate for the three months ended March 31, 2017 was 39.3% as compared to 29.8% for the three months ended April 1, 2016. The increase in the provision (benefit) for income taxes and the effective tax rate, which includes the effects of discrete items, was primarily due to increased earnings and the sale of our wholly-owned subsidiary in the first quarter of 2017.

	Three Months Ended
	March 31, 2017		April 1, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Net income (loss) attributable to Engility	$6.9	1.4%	$(3.2)	(0.6)%	$10.2	(314.6)%

Net income (loss) attributable to Engility: Net income attributable to Engility was $7 million for the three months ended March 31, 2017 compared to net loss attributable to Engility of $3 million for the three months ended April 1, 2016. The increase in net income attributable to Engility for the three months ended March 31, 2017 compared to the same period in 2016 was a result of reasons previously mentioned, partially offset by an increase in income from our joint venture.

Liquidity and Capital Resources

Our primary cash needs are for debt service, working capital, and strategic investments or acquisitions. Under our 2016 Credit Facility, our average quarterly required payments include principal of $7 million and estimated interest of approximately $16 million. We currently believe that our cash from operations, together with our cash on hand and available borrowings under the 2016 Credit Facility, are adequate to fund our operating needs for at least the next twelve months. As of March 31, 2017, our availability under the revolving portion of our 2016 Credit Facility was $163 million, net of outstanding letters of credit.

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

The total amount of our accounts receivable can vary significantly over time but is generally very sensitive to recent revenue levels. Total accounts receivable typically range from 55 to 60 DSO, calculated on trailing three months of revenue. Our DSO, net of advanced payments, was 60 days as of March 31, 2017 and 56 days as of December 31, 2016.

The following table represents cash flows for the three months ended March 31, 2017 and April 1, 2016.

	Three Months Ended
	March 31, 2017	April 1, 2016
	(in millions)
Net cash (used in) provided by operating activities	$(12.4)	$29.7
Net cash provided by (used in) investing activities	24.4	(3.9)
Net cash used in financing activities	(35.4)	(16.5)
Net change in cash and cash equivalents	$(23.4)	$9.4

 Cash Provided by Operating Activities

We used $12 million of cash from operating activities during the three months ended March 31, 2017, compared to cash provided of $30 million during the three months ended April 1, 2016. For the three months ended March 31, 2017, net income and non-cash items added $28 million to operating activities as compared to $17 million for the three months ended April 1, 2016. The increase in non-cash items was primarily due to the net loss for the three months ended April 1, 2016.  Changes in operating assets and liabilities for the three months ended March 31, 2017 resulted in a decrease in cash from operations by $40 million primarily associated with net cash outflows from accounts receivable and employee compensation, as compared to an increase of $13 million for the three months ended April 1, 2016.

Cash (Used in) Provided by Investing Activities

During the three months ended March 31, 2017 cash provided by investing activities was $24 million.  Cash provided by investing activities primarily consisted of proceeds of $25 million received from the sale of IRG less an indemnity escrow of approximately $2 million, the net of which was used to pay down existing debt. The Company expects to receive the indemnity escrow on or about the second anniversary of the sale assuming no claims are made against the escrow funds.

During the three months ended April 1, 2016, cash used in investing activities was $4 million resulting from payments of capital expenditures.

Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2017 was $35 million, primarily due to net repayments of debt. During the three months ended March 31, 2017, we repaid a total of $32 million of debt under the 2016 Credit Facility, including the prepayment of $26 million of Term B2 Loan debt. Net cash used in financing activities for the three months ended April 1, 2016 was $16 million, primarily due to net debt payments of $11 million. During the three months ended April 1, 2016, in addition to regular mandatory principal payments we purchased $10 million of second lien term loan debt.

2016 Credit Facility

In February 2017, we repriced our existing term loans under the 2016 Credit Facility in order to reduce the interest rate margin which is expected to lower our interest expense in 2017 by approximately $5 million after fees and expenses.  For a summary of the terms of the 2016 Credit Facility, see Note 7 to the accompanying Unaudited Consolidated Financial Statements and Note 11 to our audited consolidated financial statement in our 2016 Form 10-K.

As of March 31, 2017 we did not have an outstanding balance on our revolving line of credit, and our availability under the revolving portion of the 2016 Credit Facility was $163 million, net of outstanding letters of credit.

	March 31, 2017	December 31, 2016	Change
	(in millions)
Net debt
Term Loans balance	$791.0	$823.3	$(32.3)
Notes balance	300.0	300.0	—
Less: Cash	(24.9)	(48.2)	23.3
Net debt	$1,066.1	$1,075.1	$(9.0)

Available liquidity
Cash	$24.9	$48.2	$(23.3)
Revolver availability	163.1	163.1	—
Total available liquidity	$188.0	$211.3	$(23.3)

Off-Balance Sheet Arrangements

At March 31, 2017, we had no significant off-balance sheet arrangements other than $2 million of outstanding letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers. These letters of credit may be drawn upon in the event of Engility’s nonperformance.

Critical Accounting Policies

There have been no material changes to our critical accounting policies disclosed in our 2016 Form 10-K.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: (a) the loss or delay of a significant number of our contracts, or unexpected delays in customer payments under our contracts; (b) a decline in or a redirection of the U.S. budget for government services; (c) future shutdowns of the U.S. government, or a failure of the U.S. Congress to approve increases to the Federal debt ceiling; (d) the Department of Defense’s wide-ranging efficiencies initiative, which targets affordability and cost growth; (e) the intense competition for contracts in our industry, as well as the frequent protests by unsuccessful bidders; (f) our IDIQ contracts, which are not firm orders for services, and could generate limited or no revenue; (g) our government contracts, which contain unfavorable termination provisions and are subject to a government audit and modification; (h) the mix of our cost-plus, time-and-material and fixed-price type contracts; (i) our ability to attract and retain key management and personnel; (j) the impairment of our goodwill, which represent a significant portion of the assets on our balance sheet, other intangible assets or long-lived assets; (k) changes in regulations or any negative findings from a U.S. government audit or investigation; (l) current and future legal and regulatory proceedings; (m) risks associated with our international operations; (n) information security threats and other information technology disruptions; (o) integration, operational and other risks related to our February 2015 acquisition of TASC, including difficulties and delays in fully realizing cost savings; (p) our significant level of indebtedness, our ability to comply with the terms of our debt agreements and our ability to finance our future operations, if necessary; (q) U.S. Federal income tax assets and liabilities that relate to the distribution in the Spin-Off of Engility and the acquisition of TASC; and (r) other factors set forth under the heading “Risk Factors” in the 2016 Form 10-K. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.

For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in the 2016 Form 10-K and Part II, Item 1A of this report.  Forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, historical information should not be considered as an indicator of future performance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates for borrowings under our 2016 Credit Facility. A hypothetical 1% increase in interest rates would have increased our interest expense by approximately $3 million for the three months ended March 31, 2017 and likewise decreased our income and cash flows.

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

Management, with the participation of our CEO and our CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15-15(e) of the Exchange Act, as of March 31, 2017, the end of the period covered by this Form 10-Q. Based on their evaluation, our CEO and CFO concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2017 that materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 10 to the accompanying Unaudited Consolidated Financial Statements contained in this report and is incorporated by reference into this Part II, Item 1.

ITEM 1A.  RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The “Risk Factors” section of our 2016 Form 10-K describes risk and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We believe that there have been no material changes to the risk factors previously disclosed in our 2016 Form 10-K.

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
Lynn A. Dugle
Chief Executive Officer

/s/ Wayne M. Rehberger
Wayne M. Rehberger
Senior Vice President and Chief Financial Officer

Date: May 4, 2017

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
10.1

Amendment No. 1, dated as of February 13, 2017, to the Credit Agreement, dated as of August 12, 2016, among Engility Holdings, Inc., Engility Corporation, the several lenders from time to time parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated herein by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K, as filed with the Commission on March 9, 2017 (File No. 001-35487)).

10.2

Engility Holdings, Inc. Amended and Restated Severance Plan (incorporated herein by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K, as filed with the Commission on March 9, 2017 (File No. 001-35487)).

10.3

Engility Holdings, Inc. Amended and Restated Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K, as filed with the Commission on March 9, 2017 (File No. 001-35487)).

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