Form 10-Q
period 2017-06-30
Engility Holdings, Inc.
filed 2017-08-03
CIK 1544229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

There were 36,808,836 shares of Engility Holdings, Inc. common stock with a par value of $0.01 per share outstanding as of the close of business on July 28, 2017.

ENGILITY HOLDINGS, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$30,522	$48,236
Receivables, net	351,914	334,248
Assets held for sale, current	—	20,242
Other current assets	24,728	30,404
Total current assets	407,164	433,130
Property, plant and equipment, net	43,652	46,547
Goodwill	1,078,454	1,078,454
Identifiable intangible assets, net	377,649	393,891
Deferred tax assets	221,642	232,283
Assets held for sale	—	11,962
Other assets	4,413	2,292
Total assets	$2,132,974	$2,198,559
Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$26,947	$26,947
Accounts payable, trade	54,076	43,943
Accrued employment costs	80,035	98,860
Accrued expenses	75,427	76,870
Advance payments and billings in excess of costs incurred	33,815	33,259
Deferred income taxes, current and income tax liabilities	193	209
Liabilities held for sale, current	—	4,341
Other current liabilities	30,336	36,410
Total current liabilities	300,829	320,839
Long-term debt	984,914	1,039,993
Income tax liabilities	63,256	64,852
Liabilities held for sale	—	1,084
Other liabilities	63,200	66,986
Total liabilities	1,412,199	1,493,754
Commitments and contingencies (Note 10)
Equity:
Preferred stock, par value $0.01 per share, 25,000 shares authorized, none issued or outstanding as of June 30, 2017 or December 31, 2016	—	—
Common stock, par value $0.01 per share, 175,000 shares authorized, 36,809 and 36,776 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	368	368
Additional paid-in capital	1,240,948	1,237,826
Accumulated deficit	(526,264)	(541,702)
Accumulated other comprehensive loss	(5,449)	(4,865)
Non-controlling interest	11,172	13,178
Total equity	720,775	704,805
Total liabilities and equity	$2,132,974	$2,198,559

See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Revenue	$494,671	$535,432	$979,886	$1,058,211
Costs and expenses
Cost of revenue	422,999	456,902	838,022	906,232
Selling, general and administrative expenses	37,552	43,467	73,995	90,443
Total costs and expenses	460,551	500,369	912,017	996,675
Operating income	34,120	35,063	67,869	61,536
Interest expense, net	18,529	29,064	39,450	58,503
Other expenses, net	93	21	163	82
Income before income taxes	15,498	5,978	28,256	2,951
Provision for income taxes	6,050	1,924	11,060	1,022
Net income	9,448	4,054	17,196	1,929
Less: Net income attributable to non-controlling interest	1,817	1,560	2,632	2,665
Net income (loss) attributable to Engility	$7,631	$2,494	$14,564	$(736)

Earnings (loss) per share attributable to Engility
Basic	$0.21	$0.07	$0.40	$(0.02)
Diluted	$0.20	$0.07	$0.39	$(0.02)

Weighted average number of shares outstanding
Basic	36,808	36,727	36,817	36,721
Diluted	37,290	37,350	37,332	36,721

See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net income	$9,448	$4,054	$17,196	$1,929
Other comprehensive income (loss), net of tax:
Pension liability adjustment, net of tax benefit of $67 and $77 for the three and six months ended June 30, 2017, respectively, and net of tax expense of $253 for both the three and six months ended July 1, 2016	(76)	632	(92)	632
Unrealized gain (loss) on derivative instruments, net of tax benefit of $428 and $315 for the three and six months ended June 30, 2017, respectively, and net of tax expense of $385 and $750 for the three and six months ended July 1, 2016, respectively	(668)	605	(492)	1,176
Other comprehensive income (loss), net of tax	(744)	1,237	(584)	1,808
Comprehensive income	8,704	5,291	16,612	3,737
Less: Net income attributable to non-controlling interest	1,817	1,560	2,632	2,665
Comprehensive income attributable to Engility	$6,887	$3,731	$13,980	$1,072

See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30, 2017	July 1, 2016
Operating activities:
Net income	$17,196	$1,929
Share-based compensation	3,736	4,828
Depreciation and amortization	21,971	24,642
Gain on sale of property, plant and equipment	(497)	—
Amortization of bank debt fees	4,294	4,865
Deferred income taxes	11,841	2,035
Excess tax deduction on share-based compensation	(218)	—
Changes in operating assets and liabilities:
Receivables	(17,665)	14,010
Other assets	5,948	(3,251)
Accounts payable, trade	10,134	5,597
Accrued employment costs	(18,826)	4,192
Accrued expenses	(1,771)	(903)
Advance payments and billings in excess of costs incurred	555	(11,146)
Other liabilities	(12,066)	5,863
Net cash provided by operating activities	24,632	52,661
Investing activities:
Proceeds from sale of business, net of amount placed in escrow	23,005	—
Proceeds from sale of property, plant and equipment	2,902	—
Capital expenditures	(2,575)	(9,832)
Net cash provided by (used in) investing activities	23,332	(9,832)
Financing activities:
Repayment of long-term debt	(59,373)	(33,408)
Gross borrowings from revolving credit facility	224,000	53,000
Gross repayments of revolving credit facility	(224,000)	(53,000)
Proceeds from share-based payment arrangements	—	214
Payment of employee withholding taxes on share-based compensation	(1,260)	(1,776)
Dividends paid	(407)	(1,702)
Distributions to non-controlling interest member	(4,638)	(2,868)
Net cash used in financing activities	(65,678)	(39,540)
Net change in cash and cash equivalents	(17,714)	3,289
Cash and cash equivalents, beginning of period	48,236	30,022
Cash and cash equivalents, end of period	$30,522	$33,311

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

Percentage-of-completion contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, developing total revenue and cost at completion estimates require the use of significant judgment.  Contract costs include direct labor and billable expenses, an allocation of allowable indirect costs, and warranty obligations. Billable expenses are comprised of subcontracting costs and other direct costs that often include, but are not limited to, travel-related costs and telecommunications charges. We recognize revenue and billable expenses from these transactions on a gross basis. Assumptions regarding the length of time to complete the contract also include expected increases in wages and prices for materials. Estimates of total contract revenue and costs are monitored during the term of the contract and are subject to revision as the contract progresses. Anticipated losses on contracts are recognized in the period they are deemed probable and can be reasonably estimated. Anticipated contract losses recorded for the six months ended June 30, 2017 and July 1, 2016 were immaterial.

For the three months ended June 30, 2017, the recognized amounts related to changes in estimates at completion represented a net increase to revenue and operating income of $4 million, of which $1 million was directly related to favorable performance on contract award fees. For the six months ended June 30, 2017, the recognized amounts related to changes in estimates at completion represented a net increase to revenue and operating income of $6 million, of which $1 million was directly related to favorable performance on contract award fees.  Amounts related to changes in estimates at completion for the three months ended July 1, 2016 represented a net increase to revenue and operating income of $4 million. Amounts related to changes in estimates at completion for the six months ended July 1, 2016 represented a net increase to revenue and operating income of $8 million, of which $2 million was directly related to favorable performance on contracts with award fees.

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

Included in unbilled receivables, a component of receivables, net, are certain restructuring costs related to the performance of our U.S. government contracts which are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are expensed outside of our indirect rates and recognized as revenue for the portion we expect to be recoverable in our rates. At both June 30, 2017 and December 31, 2016, these receivables were approximately $11 million and are allocated to contracts when they are paid or otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued expensing of these costs, the profitability of our remaining contracts could be adversely affected.

Revenue and profit in connection with contracts to provide services to the U.S. government that contain collection risk because the contracts are incrementally funded and subject to the availability of funds appropriated are deferred until a contract modification is obtained, indicating that adequate funds are available to the contract or task order. The associated costs are deferred in other current assets in the accompanying consolidated balance sheets until funds are appropriated.

Income Taxes: As of June 30, 2017, management has determined it is more likely than not a portion of state deferred tax assets, charitable donations, and foreign tax credits will not be realized and has recorded a valuation allowance against them.  A change in the ability of our operations to continue to generate future taxable income could affect our ability to realize the future tax deductions underlying our deferred tax assets, and require us to provide a valuation allowance against our deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

Earnings per Share: Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the weighted average effect of all potentially dilutive securities outstanding during the periods. Diluted EPS includes the incremental effect of the employee stock purchase plan, restricted stock units (RSUs), stock options, performance shares, performance retention awards and performance units calculated using the treasury stock method. For the three months ended June 30, 2017 and six months ended July 1, 2016, 160,830 shares and 626,182 shares, respectively, were excluded from diluted EPS due to their anti-dilutive effects. No shares were excluded from diluted EPS for the six months ended June 30, 2017 as well as the three months ended July 1, 2016.

The calculation of basic and diluted EPS are presented in the table below (shares in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net income (loss) attributable to Engility	$7,631	$2,494	$14,564	$(736)

Weighted average number of shares outstanding – Basic	36,808	36,727	36,817	36,721
Dilutive effect of share-based compensation outstanding after application of the treasury stock method	482	623	515	—
Weighted average number of shares outstanding – Diluted	37,290	37,350	37,332	36,721

Earnings (loss) per share attributable to Engility
Basic	$0.21	$0.07	$0.40	$(0.02)
Diluted	$0.20	$0.07	$0.39	$(0.02)

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

On January 6, 2017, the Company completed the sale of its international development services business, International Resources Group Ltd., for a purchase price of $25 million in cash, subject to working capital adjustments, that have not yet been finalized with the buyer. The sale was the result of the Company’s strategic review of its businesses and determination that the USAID portion of the Company’s international business no longer closely aligned with the Company’s future strategic direction. The Company received the proceeds from this sale, less an indemnity escrow of approximately $2 million, in the first quarter of 2017, which was used to pay down existing debt. The Company expects to receive the indemnity escrow on or about the second anniversary of the sale assuming no claims are made against the escrow funds.

During the first quarter of 2017, the Company completed its sale of long-term assets with carrying value totaling $2 million (net of accumulated depreciation of $1 million).  The Company recorded a gain on sale of approximately $1 million which was recorded in selling, general and administrative expenses in the accompanying unaudited consolidated statement of operations.

2.	New Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted, including in an interim period. ASU 2017-09 is to be applied on a prospective basis to an award modified on or after the adoption date. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact this accounting standard will have on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  Under this guidance, the areas of simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, impact on earnings per share and classification on the statement of cash flows.  We adopted ASU 2016-09 on January 1, 2017.  As a result, all of the tax effects of share-based payments are now recorded in the income statement as a discrete adjustment.  An income tax benefit of approximately $0.4 million was recognized in the first quarter of 2017, as a result of the adoption of ASU 2016-09. The treatment of forfeitures has changed as we have elected to discontinue our past process of estimating the number of forfeitures and now account for forfeitures as they occur. As such, this had a cumulative effect on retained earnings of approximately $0.9 million, net of tax. We have elected to present the cash flow statement on a retrospective transition method and prior periods have been adjusted to present the excess tax benefits as part of cash flows from operating activities. Net operating losses related to excess tax benefits on stock-based awards are now recognized as deferred tax assets on the balance sheet and are subject to a valuation allowance if the asset is not realizable. An income tax expense of approximately $0.2 million was recognized in the second quarter of 2017. The excess tax benefits of $0.2 million recognized during the six months ended June 30, 2017 as a reduction to tax expense in the consolidated statements of operations were classified as an operating activity in the statements of cash flows.  During the six months ended July 1, 2016, no excess tax benefits were present and therefore no adjustment was required.

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

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use when accounting for revenue arising from contracts with customers, and it supersedes all current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB approved a one year deferral of the effective date of ASU No. 2014-09  to annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017, with the option for early adoption as of the original effective date. In addition, four new ASUs have been issued in 2016, amending or clarifying certain aspects of the new standard: ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross Versus Net); ASU No. 2016-10, Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers – Narrow Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The new standard could impact the method and timing of revenue recognition for certain of our contracts, in addition to our business processes and information technology systems. Engility is currently evaluating the impact of adopting the new standard and the effect it will have upon the Company’s consolidated financial statements and operations.  The Company will adopt the new standard in 2018 using the modified retrospective method. Currently a cross-functional implementation team is in place and the Company will complete its assessment of the cumulative effect of adopting the new standard by the end of 2017.

3.	Receivables

Our receivables principally relate to contracts with the U.S. government and prime contractors or subcontractors of the U.S. government. The components of contract receivables are presented in the table below.

	June 30,	December 31,
	2017	2016
Billed receivables	$124,649	$97,661
Unbilled receivables	238,829	248,253
Allowance for doubtful accounts	(11,564)	(11,666)
Total receivables, net	$351,914	$334,248

4.	Identifiable Intangible Assets

Information on our identifiable intangible assets that are subject to amortization is presented in the table below.

		June 30, 2017			December 31, 2016
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)
Customer contractual relationships	17	$545,229	$173,491	$371,738	$545,229	$157,482	$387,747
Technology	15	7,000	1,089	5,911	7,000	856	6,144
Total		$552,229	$174,580	$377,649	$552,229	$158,338	$393,891

Our amortization expense recorded for our identifiable intangible assets is presented in the table below.

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Amortization expense	$8,121	$8,428	$16,242	$19,807

5.	Share-Based Compensation

For the Six Months Ended June 30, 2017

Performance Units: During the six months ended June 30, 2017, we granted a total of 189,351 performance units at target level of 100% (with the potential for the delivery of up to 568,053 shares of our common stock at the maximum performance level) to certain of our employees with a grant date fair value of $30.54 per unit.  Performance units cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2017. The number of shares of our common stock that are ultimately vested are based on continued employment and delivered in respect of these performance units will range from 0% to 300% of the target grant amount.  The vesting of performance units depends on the Company's performance, as approved by the Compensation Committee of our Board of Directors (the Compensation Committee), based on two metrics: book-to-bill and adjusted

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

operating cash flow, each as measured over a three year performance period, and subject to adjustments based on the Company’s compounded annual growth rate for revenue over the same period.  The performance units may be settled in cash or stock at the sole discretion of the Compensation Committee.

Restricted Stock Units: During the six months ended June 30, 2017, we granted a total of 220,194 RSUs to certain employees with a grant date fair value of $30.44 per unit, of which 775 RSUs cliff vest on the first anniversary of the grant date, 12,137 RSUs cliff vest on the second anniversary of the grant date and 207,282 RSUs vest over a term of three years from the grant date, with one-third of the award vesting on each anniversary of the grant date. During the six months ended June 30, 2017, we granted 26,203 RSUs to our independent directors with a grant date fair value of $28.23 per unit, which cliff vest on the first anniversary of the grant date. The number of shares of our common stock that are ultimately vested are based on continued employment or service as a director, as applicable. The RSUs may be settled in cash or stock at the sole discretion of the Compensation Committee.

For the Six Months Ended July 1, 2016

Performance Units: During the six months ended July 1, 2016, we granted 411,178 performance units at a target level of 100% (with the potential for the delivery of up to 822,356 shares at the maximum performance level) to certain employees with a grant date fair value of $19.33 per unit.  Included in the total, 81,803 performance units were granted at target level of 100% (with the potential for the delivery of up to 163,606 shares of our common stock at the maximum performance level) to Lynn A. Dugle, our Chief Executive Officer, with a grant date fair value of $17.97 per unit. Performance units cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2016. The number of shares of our common stock that are ultimately vested and delivered in respect of these performance units will range from 0% to 200% of the target grant amount.  The vesting of performance units depends initially on the Company’s performance, as approved by the Compensation Committee of our Board of Directors, based on two metrics: revenue and operating cash flow. The performance units may be settled in cash or stock at the sole discretion of the Compensation Committee.

Restricted Stock Units: During the six months ended July 1, 2016, we granted 499,993 RSUs to certain employees with a grant date fair value of $18.55 per unit, of which 55,024 RSUs cliff vest on the second anniversary of the grant date, 170,852 RSUs cliff vest on the third anniversary of the grant date and 274,117 RSUs vest over a term of three years from the grant date, 25% on the first anniversary of the grant date, 25% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. Included in the total, 104,619 RSUs were granted to Ms. Dugle with a grant date fair value of $17.97 per unit, of which 50,083 RSUs cliff vest on the second anniversary of the grant date and 54,536 RSUs vest over a term of three years from the grant date. During the six months ended July 1, 2016, we granted 25,704 RSUs to certain of the non-management members of our Board of Directors with a grant date fair value of $23.34 per unit, which cliff vest on the first anniversary of the grant date. The RSUs may be settled in cash or stock at the sole discretion of the Compensation Committee.

6.	Defined Benefit Plans

The components of net periodic benefit costs for the Company’s defined benefit plans are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Service cost	$205	$403	$411	$403
Interest cost on projected benefit obligation	753	559	1,497	1,505
Expected return on plan assets	(1,020)	(954)	(1,908)	(1,907)
Net loss amortization	108	64	189	146
Net periodic benefit expense	$46	$72	$189	$147

During the six months ended June 30, 2017, the Company contributed approximately $3 million to fund the defined benefit plans.

7.	Debt

On February 13, 2017 (the Amendment Effective Date), the Company and Engility Corporation (the Borrower) entered into Amendment No. 1 (the Amendment) to the Credit Agreement, dated as of August 12, 2016 (the 2016 Credit Facility), among the Borrower, the Company, the several lenders from time to time parties thereto and Morgan Stanley, as administrative agent and collateral agent.

The parties entered into the Amendment in order to reduce the interest rate margin applicable to (i) the Borrower’s senior secured term B1 loan facility in the original principal amount of $200 million (Existing Term B1 Loans) from 3.25% to 2.25%, in the

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

case of alternate base rate loans, and from 4.25% to 3.25%, in the case of Eurocurrency loans, and (ii) the Borrower’s senior secured term B2 loan facility in the original principal amount of $680 million (Existing Term B2 Loans) from 3.75% to 2.75%, in the case of alternate base rate loans, and from 4.75% to 3.75%, in the case of Eurocurrency loans.  The Amendment was accomplished by (i) the Borrower obtaining new term B1 loan commitments (New Term B1 Loans) to reprice the Existing Term B1 Loans and Morgan Stanley making additional New Term B1 Loans to the Borrower in a principal amount equal to $195 million minus the principal amount of any Existing Term B1 Loans outstanding on the Amendment Effective Date that were converted into New Term B1 Loans on the Amendment Effective Date, and (ii) the Borrower obtaining new term B2 loan commitments (New Term B2 Loans) to reprice the Existing Term B2 Loans and Morgan Stanley making additional New Term B2 Loans to the Borrower in a principal amount equal to $608 million minus the principal amount of any Existing Term B2 Loans outstanding on the Amendment Effective Date that were converted into New Term B2 Loans on the Amendment Effective Date. The proceeds of the New Term B1 Loans and New Term B2 Loans, respectively, were applied to repay in full the Existing Term B1 Loans and Existing Term B2 Loans, respectively, outstanding as of the Amendment Effective Date. The transaction is expected to lower the Company’s fiscal year 2017 interest expense by approximately $5 million after fees and expenses. In addition, the debt refinancing that we completed in August 2016 lowered our annualized interest expense by approximately $23 million at the time of the refinancing.

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

The 2016 Credit Facility requires the Borrower to maintain compliance with a maximum ratio of consolidated first lien secured debt to consolidated EBITDA (the consolidated first lien net leverage ratio) of 6.125 to 1.00, with incremental step downs over time.  The consolidated first lien net leverage ratio, which we believe is our most restrictive covenant, is the ratio of (a) (i) funded debt secured by liens as of such date minus (ii) the unrestricted cash as of such date to (b) consolidated bank EBITDA for the period of the four fiscal quarters most recently ended. As of June 30, 2017, we were in compliance with all covenants under the 2016 Credit Facility, and our consolidated first lien net leverage ratio was 3.42:1.00.

As of June 30, 2017 and December 31, 2016 the composition of our debt was as follows:

	June 30,	December 31,
	2017	2016
Term Loans	$764,000	$823,300
8.875% Senior Notes due 2024 (the Notes)	300,000	300,000
Other	388	461
Total debt	1,064,388	1,123,761
Less: current portion of long-term debt	(26,947)	(26,947)
Less: unamortized original issue discount costs and financing fees	(52,527)	(56,821)
Long-term debt	$984,914	$1,039,993

Our availability under the revolving portion of the 2016 Credit Facility was $163 million as of June 30, 2017, with $2 million outstanding under letters of credit.

During the six months ended June 30, 2017, we repaid a total of $59 million of debt under the 2016 Credit Facility, including the prepayment of $46 million of Term B2 Loan debt.

Our weighted average outstanding loan balance for the three months ended June 30, 2017 was $1,094 million which accrued interest at a weighted average borrowing rate of approximately 5.87%. Our weighted average outstanding loan balance for the six months ended June 30, 2017 was $1,102 million, which accrued interest at a weighted average borrowing rate of approximately 6.03%.

Our weighted average outstanding loan balance for the three months ended July 1, 2016 was $1,143 million which accrued interest at a weighted average borrowing rate of approximately 9.12%. Our weighted average outstanding loan balance for the six months ended July 1, 2016 was $1,151 million, which accrued interest at a weighted average borrowing rate of approximately 9.13%.

The carrying value of the Term Loans, excluding original issue discount, and Notes approximated their fair value at June 30, 2017. The fair value of the Term Loans and Notes are based on quotes from a nationally recognized fixed income trading platform and is considered to be a Level 2 input, measured under U.S. GAAP hierarchy.

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

During the first quarter of 2017, the Company entered into an interest rate swap agreement for contracts with an initial notional amount of $281 million.  These contracts become effective December 29, 2017 and expire on December 31, 2020.  The other terms of these instruments are as follows:

Contract received:	Floating interest rate	LIBOR (subject to minimum of 1.00%)
Contract paid:	Fixed interest rates	1.947% - 1.949%

The following table presents our liabilities that are measured at fair value on a recurring basis:

			June 30,	December 31,
	Balance Sheet Classification	Fair Value Hierarchy	2017	2016
Interest rate swap liabilities	Other current liabilities	Level 2	$(629)	$—
Interest rate swap liabilities	Other liabilities	Level 2	$(178)	$—

The Company’s interest rate swap assets and liabilities were measured at fair value on a recurring basis and were aggregated by the level in the fair value hierarchy within which those measurements fall.  The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. If the Company had breached any of these provisions at June 30, 2017, it could have been required to settle its obligations under the agreements at their termination value. As of June 30, 2017, the Company had not posted any collateral related to these agreements.

In connection with refinancing the 2015 Credit Facility (as defined in Note 11 to our audited consolidated financial statements in our 2016 Form 10-K), the Company terminated its interest rate swap agreements in the third quarter of 2016. The derivative instruments were comprised of contracts with an initial notional amount of $200 million. The other terms of these instruments were as follows:

Contract received:	Floating interest rate	LIBOR (subject to minimum of 1.25%)
Contract paid:	Fixed interest rates	3.09% - 3.18%

9.	Restructuring Costs

The activity and balance of the restructuring liability account were as follows:

	Severance and Related Costs	Other Restructuring Costs	Total
Balance as of December 31, 2015	$4,006	$9,471	$13,477
Additions	9,357	2,186	11,543
Cash payments	(12,059)	(6,704)	(18,763)
Other adjustments	—	(2,429)	(2,429)
Balance as of December 31, 2016	1,304	2,524	3,828
Additions	—	1,859	1,859
Cash payments	(1,304)	(2,849)	(4,153)
Balance as of June 30, 2017	$—	$1,534	$1,534

As of June 30, 2017 and December 31, 2016, the restructuring liabilities were recognized within other current liabilities in the accompanying unaudited consolidated balance sheets. During the six months ended June 30, 2017, we incurred other restructuring costs related to lease termination fees.  As of June 30, 2017, the remaining liability primarily consisted of the costs incurred in the six months ended June 30, 2017 and will be paid out by the end of 2017.  The expenses related to the restructuring activity were contained

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

within the selling, general and administrative expenses in the accompanying unaudited consolidated statement of operations for the appropriate period.

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

In the ordinary course of business, we cooperate with the U.S. government on investigations from which civil or administrative proceedings have or could result and give rise to fines, penalties, compensatory and treble damages, restitution and/or forfeitures. We do not currently anticipate that any of these investigations will have a material adverse effect, individually or in the aggregate, on our consolidated financial position, results of operations or cash flows. However, under U.S. government regulations, our indictment by a federal grand jury, or an administrative finding against us as to our present responsibility to be a U.S. government contractor or subcontractor, could result in our suspension for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. A conviction, or an administrative finding against us that satisfies the requisite level of seriousness, could result in debarment from contracting with the U.S. government for a specified term, which would have a materially adverse effect on our consolidated financial position, results of operations and cash flows.

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

In accordance with the accounting standard for contingencies, we record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. Generally, the loss is recorded for the amount we expect to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are recorded in other current liabilities in our consolidated balance sheets. Amounts recoverable from insurance contracts or third parties are recorded as assets when realized. At December 31, 2016 and June 30, 2017, we did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. We believe we have recorded adequate provisions for our litigation matters. We review these provisions quarterly and adjust these provisions to reflect the effect of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter.

11.	Income Taxes

The provision for income taxes for the three months ended June 30, 2017 was $6 million compared to $2 million for the three months ended July 1, 2016. The effective tax rate for the three months ended June 30, 2017 was 39.0% as compared to 32.2% for the three months ended July 1, 2016. The increase in the provision for income taxes and the effective tax rate, which includes the effects of discrete items, was primarily due to the earnings impact from our joint venture relative to our overall increased earnings for the three months ended June 30, 2017 as compared to the three months ended July 1, 2016.

The provision for income taxes for the six months ended June 30, 2017 was $11 million compared to $1 million for the six months ended July 1, 2016. The effective tax rate for the six months ended June 30, 2017 was 39.1% as compared to 34.6% for the six months ended July 1, 2016. The increase in the provision for income taxes and the effective tax rate, which includes the effects of discrete items, was primarily due to increased earnings and the sale of our wholly-owned subsidiary in the first quarter of 2017.

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

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2017

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$—	$18,251	$116	$12,155	$—	$30,522
Receivables, net	—	311,635	21,515	18,764	—	351,914
Intercompany receivables	—	64,179	—	5,033	(69,212)	—
Other current assets	—	21,972	415	2,341	—	24,728
Total current assets	—	416,037	22,046	38,293	(69,212)	407,164
Property, plant and equipment, net	—	37,212	6,346	94	—	43,652
Goodwill	—	1,020,027	58,427	—	—	1,078,454
Identifiable intangible assets, net	—	344,539	33,110	—	—	377,649
Deferred tax assets	—	198,482	23,160	—	—	221,642
Investment in subsidiaries	720,775	79,961	30,082	—	(830,818)	—
Other assets	—	4,368	45	—	—	4,413
Total assets	$720,775	$2,100,626	$173,216	$38,387	$(900,030)	$2,132,974
Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$—	$26,947	$—	$—	$—	$26,947
Accounts payable, trade	—	53,921	44	111	—	54,076
Intercompany payable	—	5,033	64,179	—	(69,212)	—
Accrued employment costs	—	70,537	2,240	7,258	—	80,035
Accrued expenses	—	75,029	—	398	—	75,427
Advance payments and billings in excess of costs incurred	—	33,815	—	—	—	33,815
Deferred income taxes, current and income tax liabilities	—	46	—	147	—	193
Other current liabilities	—	29,922	23	391		30,336
Total current liabilities	—	295,250	66,486	8,305	(69,212)	300,829
Long-term debt	—	984,914	—	—	—	984,914
Income tax liabilities	—	63,256	—	—	—	63,256
Other liabilities	—	36,431	26,769	—	—	63,200
Total liabilities	—	1,379,851	93,255	8,305	(69,212)	1,412,199
Shareholders' equity	720,775	720,775	79,961	30,082	(830,818)	720,775
Total liabilities and equity	$720,775	$2,100,626	$173,216	$38,387	$(900,030)	$2,132,974

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2016

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$—	$31,124	$385	$16,727	$—	$48,236
Receivables, net	—	280,709	34,655	18,884	—	334,248
Intercompany receivables	—	83,739	—	758	(84,497)	—
Assets held for sale, current	—	2,332	17,910	—	—	20,242
Other current assets	—	27,437	506	2,461	—	30,404
Total current assets	—	425,341	53,456	38,830	(84,497)	433,130
Property, plant and equipment, net	—	40,071	6,345	131	—	46,547
Goodwill	—	1,020,027	58,427	—	—	1,078,454
Identifiable intangible assets, net	—	359,465	34,426	—	—	393,891
Deferred tax assets	—	213,296	18,987	—	—	232,283
Assets held for sale	—	—	11,962	—	—	11,962
Investment in subsidiaries	704,805	89,543	29,248	—	(823,596)	—
Other assets	—	2,292	—	—	—	2,292
Total assets	$704,805	$2,150,035	$212,851	$38,961	$(908,093)	$2,198,559
Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$—	$26,947	$—	$—	$—	$26,947
Accounts payable, trade	—	43,848	37	58	—	43,943
Intercompany payable	—	758	83,739	—	(84,497)	—
Accrued employment costs	—	87,199	4,530	7,131	—	98,860
Accrued expenses	—	76,520	—	350	—	76,870
Advance payments and billings in excess of costs incurred	—	33,259	—	—	—	33,259
Deferred income taxes, current and income tax liabilities	—	—	—	230	(21)	209
Liabilities held for sale, current	—	—	4,341	—	—	4,341
Other current liabilities	—	34,398	47	1,944	21	36,410
Total current liabilities	—	302,929	92,694	9,713	(84,497)	320,839
Long-term debt	—	1,039,993	—	—	—	1,039,993
Income tax liabilities	—	64,852	—	—	—	64,852
Liabilities held for sale	—	—	1,084	—	—	1,084
Other liabilities	—	37,456	29,530	—	—	66,986
Total liabilities	—	1,445,230	123,308	9,713	(84,497)	1,493,754
Shareholders' equity	704,805	704,805	89,543	29,248	(823,596)	704,805
Total liabilities and equity	$704,805	$2,150,035	$212,851	$38,961	$(908,093)	$2,198,559

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2017

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Revenue	$—	$432,212	$25,708	$36,751	$—	$494,671
Costs and expenses
Cost of revenue	—	362,670	28,341	31,988	—	422,999
Selling, general and administrative expenses	—	33,330	3,278	944	—	37,552
Total costs and expenses	—	396,000	31,619	32,932	—	460,551
Operating income (loss)	—	36,212	(5,911)	3,819	—	34,120
Interest expense, net	—	18,529	—	—	—	18,529
Other expenses (income), net	—	(12)	(1)	106	—	93
Income (loss) in equity investments in subsidiaries	7,631	(4,333)	1,896	—	(5,194)	—
Income (loss) before income taxes	7,631	13,362	(4,014)	3,713	(5,194)	15,498
Provision for income taxes	—	5,731	319	—	—	6,050
Net income (loss)	7,631	7,631	(4,333)	3,713	(5,194)	9,448
Less: Net income attributable to non-controlling interest	—	—	—	1,817	—	1,817
Net income (loss) attributable to Engility	$7,631	$7,631	$(4,333)	$1,896	$(5,194)	$7,631

Net income (loss)	$7,631	$7,631	$(4,333)	$3,713	$(5,194)	$9,448
Other comprehensive loss	—	(668)	(76)	—	—	(744)
Comprehensive income (loss)	7,631	6,963	(4,409)	3,713	(5,194)	8,704
Less: Net income attributable to non-controlling interest	—	—	—	1,817	—	1,817
Comprehensive income (loss) attributable to Engility	$7,631	$6,963	$(4,409)	$1,896	$(5,194)	$6,887

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JULY 1, 2016

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Revenue	$—	$442,354	$53,125	$39,953	$—	$535,432
Costs and expenses
Cost of revenue	—	363,195	57,008	36,699	—	456,902
Selling, general and administrative expenses	—	35,226	8,320	(79)	—	43,467
Total costs and expenses	—	398,421	65,328	36,620	—	500,369
Operating income (loss)	—	43,933	(12,203)	3,333	—	35,063
Interest expense, net	—	29,064	—	—	—	29,064
Other expenses (income), net	—	(41)	—	62	—	21
Income in equity investments in subsidiaries	2,494	(12,133)	1,711	—	7,928	—
Income (loss) before income taxes	2,494	2,777	(10,492)	3,271	7,928	5,978
Benefit for income taxes	—	283	1,641	—	—	1,924
Net income (loss)	2,494	2,494	(12,133)	3,271	7,928	4,054
Less: Net income attributable to non-controlling interest	—	—	—	1,560	—	1,560
Net income (loss) attributable to Engility	$2,494	$2,494	$(12,133)	$1,711	$7,928	$2,494

Net income (loss)	$2,494	$2,494	$(12,133)	$3,271	$7,928	$4,054
Other comprehensive income	—	605	632	—	—	1,237
Comprehensive income (loss)	2,494	3,099	(11,501)	3,271	7,928	5,291
Less: Net income attributable to non-controlling interest	—	—	—	1,560	—	1,560
Comprehensive income (loss) attributable to Engility	$2,494	$3,099	$(11,501)	$1,711	$7,928	$3,731

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2017

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Revenue	$—	$853,703	$53,397	$72,786	$—	$979,886
Costs and expenses
Cost of revenue	—	714,578	58,270	65,174	—	838,022
Selling, general and administrative expenses	—	65,190	6,841	1,964	—	73,995
Total costs and expenses	—	779,768	65,111	67,138	—	912,017
Operating income (loss)	—	73,935	(11,714)	5,648	—	67,869
Interest expense, net	—	39,450	—	—	—	39,450
Other expenses (income), net	—	(12)	(2)	177	—	163
Income (loss) in equity investments in subsidiaries	14,564	(9,490)	2,839	—	(7,913)	—
Income (loss) before income taxes	14,564	25,007	(8,873)	5,471	(7,913)	28,256
Provision for income taxes	—	10,443	617	—	—	11,060
Net income (loss)	14,564	14,564	(9,490)	5,471	(7,913)	17,196
Less: Net income attributable to non-controlling interest	—	—	—	2,632	—	2,632
Net income (loss) attributable to Engility	$14,564	$14,564	$(9,490)	$2,839	$(7,913)	$14,564

Net income (loss)	$14,564	$14,564	$(9,490)	$5,471	$(7,913)	$17,196
Other comprehensive loss	—	(492)	(92)	—	—	(584)
Comprehensive income (loss)	14,564	14,072	(9,582)	5,471	(7,913)	16,612
Less: Net income attributable to non-controlling interest	—	—	—	2,632	—	2,632
Comprehensive income (loss) attributable to Engility	$14,564	$14,072	$(9,582)	$2,839	$(7,913)	$13,980

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JULY 1, 2016

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Revenue	$—	$875,186	$102,428	$80,597	$—	$1,058,211
Costs and expenses
Cost of revenue	—	720,096	112,848	73,288	—	906,232
Selling, general and administrative expenses	—	74,032	14,893	1,518	—	90,443
Goodwill impairment	—	—	—	—	—	—
Total costs and expenses	—	794,128	127,741	74,806	—	996,675
Operating income (loss)	—	81,058	(25,313)	5,791	—	61,536
Interest expense, net	—	58,503	—	—	—	58,503
Other expenses (income), net	—	(33)	—	115	—	82
Income in equity investments in subsidiaries	(736)	(25,579)	3,011	—	23,304	—
Income (loss) before income taxes	(736)	(2,991)	(22,302)	5,676	23,304	2,951
Benefit for income taxes	—	(2,255)	3,277	—	—	1,022
Net income (loss)	(736)	(736)	(25,579)	5,676	23,304	1,929
Less: Net income attributable to non-controlling interest	—	—	—	2,665	—	2,665
Net income (loss) attributable to Engility	$(736)	$(736)	$(25,579)	$3,011	$23,304	$(736)

Net income (loss)	$(736)	$(736)	$(25,579)	$5,676	$23,304	$1,929
Other comprehensive income	—	1,176	632	—	—	1,808
Comprehensive income (loss)	(736)	440	(24,947)	5,676	23,304	3,737
Less: Net income attributable to non-controlling interest	—	—	—	2,665	—	2,665
Comprehensive income (loss) attributable to Engility	$(736)	$440	$(24,947)	$3,011	$23,304	$1,072

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$999	$19,291	$4,342	$—	$24,632
Investing activities:
Proceeds from sale of business, net of amount placed in escrow	—	23,005	—	—	—	23,005
Proceeds from sale of property, plant and equipment	—	2,902	—	—	—	2,902
Capital expenditures	—	(2,575)	—	—	—	(2,575)
Net cash used in investing activities	—	23,332	—	—	—	23,332
Financing activities:
Repayment of long-term debt	—	(59,373)	—	—	—	(59,373)
Gross borrowings from revolving credit facility	—	224,000	—	—	—	224,000
Repayments of revolving credit facility	—	(224,000)	—	—	—	(224,000)
Payment of employee withholding taxes on share-based compensation	(1,260)	—	—	—	—	(1,260)
Dividends paid	(407)	—	—	—	—	(407)
Distributions to non-controlling interest member	—	—	—	(4,638)	—	(4,638)
Due (to) from subsidiaries	1,667	22,169	(19,560)	(4,276)	—	—
Net cash used in financing activities	—	(37,204)	(19,560)	(8,914)	—	(65,678)
Net change in cash and cash equivalents	—	(12,873)	(269)	(4,572)	—	(17,714)
Cash and cash equivalents, beginning of period	—	31,124	385	16,727	—	48,236
Cash and cash equivalents, end of period	$—	$18,251	$116	$12,155	$—	$30,522

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 1, 2016

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$101,042	$(53,802)	$5,421	$—	$52,661
Investing activities:
Capital expenditures	—	(9,832)	—	—	—	(9,832)
Net cash provided by investing activities	—	(9,832)	—	—	—	(9,832)
Financing activities:
Repayment of long-term debt	—	(33,408)	—	—	—	(33,408)
Gross borrowings from revolving credit facility	—	53,000	—	—	—	53,000
Repayments of revolving credit facility	—	(53,000)	—	—	—	(53,000)
Proceeds from share-based payment arrangements	214	—	—	—	—	214
Payment of employee withholding taxes on share- based compensation	(1,776)	—	—	—	—	(1,776)
Dividends paid	(1,702)	—	—	—	—	(1,702)
Distributions to non-controlling interest member	—	—	—	(2,868)	—	(2,868)
Due (to) from subsidiaries	3,264	(57,752)	56,698	(2,210)	—	—
Net cash used in financing activities	—	(91,160)	56,698	(5,078)	—	(39,540)
Net change in cash and cash equivalents	—	50	2,896	343	—	3,289
Cash and cash equivalents, beginning of period	—	18,313	29	11,680	—	30,022
Cash and cash equivalents, end of period	$—	$18,363	$2,925	$12,023	$—	$33,311

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition together with the Unaudited Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q (this Form 10-Q), as well as the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (SEC) on March 9, 2017 (2016 Form 10-K), which provides additional information regarding our services, industry outlook and forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” in this Form 10-Q. The financial information discussed below and included in this Form 10-Q may not necessarily reflect what our financial condition, results of operations or cash flows may be in the future.

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

Executive Summary

Our revenue is spread over a diverse mix of activities and services with no single program accounting for more than 10% of our revenue for the three and six months ended each of June 30, 2017 and July 1, 2016.  Revenue for the second quarter of 2017 was $495 million, a decrease of $41 million compared to the second quarter of 2016. Revenue decreased primarily as a result of the sale of International Resources Group Ltd. (IRG) in the first quarter of 2017, contracts that came to the end of their period of performance and new business and recompete wins that were not sufficient to replace the revenue on completed contracts. The primary drivers of this decline were $19 million in decreased DoD-related revenue and $29 million in decreased federal civilian-related contract revenue, which included a decrease of $18 million related to the sale of IRG, partially offset by $7 million in increased intelligence-related contract revenue.

Selling, general and administrative expenses for the second quarter of 2017 were $38 million, a decrease of $6 million compared to the second quarter of 2016. The decrease in selling, general and administrative expenses primarily resulted from lower costs in the second quarter of 2017 due to the sale of IRG and reductions in expenses to maintain our overall competiveness.

Our operating income for the second quarter of 2017 and 2016 was $34 million and $35 million, respectively. The decrease in operating income was primarily due to the decline in revenue, partially offset by higher contract profit and lower selling, general and administrative expenses in the three months ended June 30, 2017 as compared to the three months ended July 1, 2016.

Economic Opportunities, Challenges, and Risks

We generate substantially all of our revenue from contracts with the U.S. government. For the second quarter of 2017, $199 million, or 40.3%, of our total revenue was from contracts with the DoD, compared to $218 million, or 40.6%, for the second quarter of 2016.

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

Key Performance Indicators

Total Backlog

	June 30,	December 31,
	2017	2016
	(in millions)
Funded	$566.2	$700.0
Unfunded	3,092.8	2,913.7
Total	$3,659.0	$3,613.7

We define total backlog as the value of firm orders received from customers, less the cumulative amount of revenue recognized on such orders and customer deobligations.  Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer) including unexercised options on multi-year contracts.  Total backlog excludes potential orders under multiple award IDIQ contracts. At December 31, 2016, total backlog included $188 million related to IRG which was removed from total backlog at the date of the sale.  We expect that substantially all of our funded backlog at June 30, 2017 will generate revenue during the next twelve month period.

Net Bookings and Book-to-Bill

For the second quarter of 2017, net bookings were $646 million, representing a total net book-to-bill of 1.3x. Net bookings represent the estimated amount of revenue to be earned in the future from funded and negotiated unfunded contract awards that were received during the period. Our total net book-to-bill is calculated as net bookings divided by revenue.

Days Sales Outstanding

Days sales outstanding (DSO), net of advanced payments, was 58 days as of June 30, 2017 and 56 days as of December 31, 2016.  DSO is calculated as net receivables less advance payments and billings in excess of costs incurred, divided by daily revenue (total revenue for the quarter divided by 90 days).

Revenue by Contract Type

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Cost plus	64.6%	59.3%	63.7%	59.5%
Time and material	18.8%	20.2%	18.2%	19.9%
Fixed price	16.6%	20.5%	18.1%	20.6%
Total	100.0%	100.0%	100.0%	100.0%

Prime Contractor Revenue

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Prime	82.4%	82.8%	82.1%	82.5%
Sub	17.6%	17.2%	17.9%	17.5%
Total	100.0%	100.0%	100.0%	100.0%

Revenue by Customer

	Three Months Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
DoD	40.3%	40.6%	40.5%	40.9%
Federal Civilian	23.5%	27.3%	23.5%	26.8%
Intel	36.2%	32.1%	36.0%	32.3%
Total	100.0%	100.0%	100.0%	100.0%

Results of Operations — Three Months Ended June 30, 2017 Compared to Three Months Ended July 1, 2016

The following tables provide our selected financial data for the three months ended June 30, 2017 and July 1, 2016.

	Three Months Ended
	June 30, 2017		July 1, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Revenue	$494.7	100.0%	$535.4	100.0%	$(40.8)	(7.6)%

Revenue: For the three months ended June 30, 2017, revenue was $495 million compared to revenue for the three months ended July 1, 2016 of $535 million, a decline of $41 million, or 7.6%. Revenue decreased primarily as a result of the sale of IRG, contracts that came to the end of their period of performance and new business and recompete wins that were not sufficient to replace the revenue on completed contracts.  The primary drivers of this revenue decline were $19 million in decreased DoD-related revenue and $29 million in decreased federal civilian-related contract revenue, which included a decrease of $18 million related to the sale of IRG, partially offset by $7 million in increased intelligence-related contract revenue.

	Three Months Ended
	June 30, 2017		July 1, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Cost of revenue	$423.0	85.5%	$456.9	85.3%	$(33.9)	(7.4)%

Cost of revenue: Total cost of revenue was $423 million for the three months ended June 30, 2017, a decrease of 7.4%, compared to $457 million for the three months ended July 1, 2016. The decrease in cost of revenue was driven by a decline in revenue of $41 million, or 7.6%, for the three months ended June 30, 2017 compared to the three months ended July 1, 2016. Cost of revenue as a percentage of total revenue was 85.5% for the three months ended June 30, 2017 compared to 85.3% for the three months ended July 1, 2016.

	Three Months Ended
	June 30, 2017		July 1, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Selling, general and administrative expenses	$37.6	7.6%	$43.5	8.1%	$(5.9)	(13.6)%

Selling, general and administrative expenses: For the three months ended June 30, 2017, selling, general and administrative expenses were $38 million compared to $43 million for the three months ended July 1, 2016. Selling, general and administrative expenses as a percentage of revenue was 7.6% for the three months ended June 30, 2017, compared to 8.1% for the three months ended July 1, 2016. The decrease in selling, general and administrative expenses primarily resulted from lower costs in the second quarter of 2017 due to the sale of IRG and reductions in expenses to maintain our overall competiveness.

	Three Months Ended
	June 30, 2017		July 1, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Operating income	$34.1	6.9%	$35.1	6.5%	$(0.9)	(2.7)%

Operating income and operating margin: Operating income for the three months ended June 30, 2017 and April 1, 2016 was $34 million and $35 million, respectively. Operating margin was 6.9% for the three months ended June 30, 2017, compared to 6.5% for the three months ended July 1, 2016. The decrease in operating income was primarily due to the decline in revenue, partially offset higher contract profit and lower selling, general and administrative expenses in the three months ended June 30, 2017, as compared to the three months ended July 1, 2016.

	Three Months Ended
	June 30, 2017		July 1, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Interest expense, net	$18.5	3.7%	$29.1	5.4%	$(10.5)	(36.2)%

Interest expense: During the three months ended June 30, 2017, net interest expense was $19 million, compared to $29 million for the three months ended July 1, 2016. The decrease in net interest expense was due to lower weighted average borrowing rates and debt balances in the three months ended June 30, 2017.  Our weighted average outstanding loan balance for the three months ended June 30, 2017 was $1,094 million, which accrued interest at a weighted average borrowing rate of approximately 5.87%. Our weighted average outstanding loan balance for the three months ended July 1, 2016 was $1,143 million, which accrued interest at a weighted average borrowing rate of approximately 9.12%.

	Three Months Ended
	June 30, 2017		July 1, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Income before income taxes	$15.5	3.1%	$6.0	1.1%	$9.5	NM
Provision for income taxes	6.1	1.2%	1.9	0.4%	4.1	NM
Net income	$9.4	1.9%	$4.1	0.8%	$5.4	NM
Effective tax rate	39.0%		32.2%

*NM = Not meaningful

Provision for income taxes and effective income tax rate: The provision for income taxes for the three months ended June 30, 2017 was $6 million as compared to $2 million for the three months ended July 1, 2016. The effective tax rate for the three months ended June 30, 2017 was 39.0% as compared to 32.2% for the three months ended July 1, 2016. The increase in the provision for income taxes and the effective tax rate, which includes the effects of discrete items, was primarily due to the earnings impact from our joint venture relative to our overall increased earnings for the three months ended June 30, 2017 as compared to the three months ended July 1, 2016.

	Three Months Ended
	June 30, 2017		July 1, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Net income attributable to Engility	$7.6	1.5%	$2.5	0.5%	$5.1	206.0%

Net income attributable to Engility: Net income attributable to Engility was $8 million for the three months ended June 30, 2017 compared to net income attributable to Engility of $2 million for the three months ended July 1, 2016. The increase in net income attributable to Engility for the three months ended June 30, 2017 compared to the same period in 2016 was a result of reasons previously mentioned, partially offset by an increase in income from our joint venture.

Results of Operations — Six Months Ended June 30, 2017 Compared to Six Months Ended July 1, 2016

The following tables provide our selected financial data for the six months ended June 30, 2017 and July 1, 2016.

	Six Months Ended
	June 30, 2017		July 1, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Revenue	$979.9	100.0%	$1,058.2	100.0%	$(78.3)	(7.4)%

Revenue: For the six months ended June 30, 2017, revenue was $980 million compared to $1,058 million for the six months ended July 1, 2016, a decrease of $78 million, or 7.4%. Revenue decreased primarily as a result of contracts that came to the end of their period of performance, the sale of IRG, and new business and recompete wins that were not sufficient to replace the revenue on completed contracts.  The primary drivers of this revenue decline were $36 million in decreased DoD-related revenue and $52 million in decreased federal civilian-related contract revenue, which included a decrease of $30 million related to the sale of IRG. partially offset by $10 million in increased intelligence-related contract revenue.

	Six Months Ended
	June 30, 2017		July 1, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Cost of revenue	$838.0	85.5%	$906.2	85.6%	$(68.2)	(7.5)%

Cost of revenue: Total cost of revenue was $838 million for the six months ended June 30, 2017, a decrease of 7.5%, compared to $906 million for the six months ended July 1, 2016. The decrease in cost of revenue was driven by a decrease in revenue of $78 million, or 7.4%, for the six months ended June 30, 2017 compared to the six months ended July 1, 2016. Cost of revenue as a percentage of total revenue was 85.5% for the six months ended June 30, 2017, compared to 85.6% for the six months ended July 1, 2016.

	Six Months Ended
	June 30, 2017		July 1, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Selling, general and administrative expenses	$74.0	7.6%	$90.4	8.5%	$(16.4)	(18.2)%

Selling, general and administrative expenses: For the six months ended June 30, 2017, selling, general and administrative expenses were $74 million, compared to $90 million for the six months ended July 1, 2016. Selling, general and administrative expenses as a percentage of revenue was 7.6% for the six months ended June 30, 2017, compared to 8.5% for the six months ended July 1, 2016. The decrease in selling, general and administrative expenses primarily resulted from lower costs in the six months ended June 30, 2017 due to the sale of IRG, lower acquisition, restructuring and amortization expense related to our acquisitions of TASC, Inc. (TASC) and Dynamics Research Corporation (DRC) and reductions in expenses to maintain our overall competiveness.  Acquisition and restructuring expense related to our acquisitions of TASC for six months ended June 30, 2017 were $4 million as compared to $7 million for similar expenses for the six months ended July 1, 2016.  Amortization expense related to identifiable intangible assets obtained in conjunction with the acquisitions of TASC and DRC for the six months ended June 30, 2017 and July 1, 2016 were $13 million and $16 million, respectively.

	Six Months Ended
	June 30, 2017		July 1, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Operating income	$67.9	6.9%	$61.5	5.8%	$6.3	10.3%

Operating income and operating margin: Operating income for the six months ended June 30, 2017 was $68 million, compared to $62 million for the six months ended July 1, 2016. Operating margin was 6.9% for the six months ended June 30, 2017, compared to 5.8% for the six months ended July 1, 2016. The increase in operating income and operating margin was primarily due to the decrease in selling, general and administrative expenses, partially offset by the decline in revenue in the six months ended June 30, 2017, as compared to the six months ended July 1, 2016.

	Six Months Ended
	June 30, 2017		July 1, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Interest expense, net	$39.5	4.0%	$58.5	5.5%	$(19.1)	(32.6)%

Interest expense: During the six months ended June 30, 2017, net interest expense was $39 million compared to $59 million for the six months ended July 1, 2016. The decrease in net interest expense was due to lower weighted average borrowing rates and debt balances in the six months ended June 30, 2017, partially offset by costs incurred related to the debt repricing in the first quarter of 2017.  Our weighted average outstanding loan balance for the six months ended June 30, 2017 was $1,102 million, which accrued interest at a weighted average borrowing rate of approximately 6.03%. Our weighted average outstanding loan balance for the six months ended July 1, 2016 was $1,151 million, which accrued interest at a weighted average borrowing rate of approximately 9.13%.

	Six Months Ended
	June 30, 2017		July 1, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Income before income taxes	$28.3	2.9%	$3.0	0.3%	$25.3	NM
Provision for income taxes	11.1	1.1%	1.0	0.1%	10.0	NM
Net income	$17.2	1.8%	$1.9	0.2%	$15.3	NM
Effective tax rate	39.1%		34.6%

*NM = Not meaningful

Provision for income taxes and effective income tax rate: The provision for income taxes for the six months ended June 30, 2017 was $11 million compared to $1 million for the six months ended July 1, 2016. The effective tax rate for the six months ended June 30, 2017 was 39.1% as compared to 34.6% for the six months ended July 1, 2016. The increase in the provision for income taxes and the effective tax rate, which includes the effects of discrete items, was primarily due to increased earnings and the sale of our wholly-owned subsidiary in the first quarter of 2017.

	Six Months Ended
	June 30, 2017		July 1, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Net income attributable to Engility	$14.6	1.5%	$(0.7)	(0.1)%	$15.3	(2078.8)%

Net income (loss) attributable to Engility: Net income attributable to Engility was $15 million for the six months ended June 30, 2017 compared to a net loss attributable to Engility of $1 million for the six months ended July 1, 2016. The increase in net income attributable to Engility for the six months ended June 30, 2017 compared to the same period in 2016 was a result of reasons previously mentioned, partially offset by an increase in income from our joint venture.

Liquidity and Capital Resources

Our primary cash needs are for debt service, working capital, and strategic investments or acquisitions. Under our debt obligations, our average quarterly required payments include principal of $7 million and estimated interest of approximately $16 million. We currently believe that our cash from operations, together with our cash on hand and available borrowings under the 2016 Credit Facility, are adequate to fund our operating needs for at least the next twelve months. As of June 30, 2017, our availability under the revolving portion of our 2016 Credit Facility was $163 million, net of outstanding letters of credit.

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

The total amount of our accounts receivable can vary significantly over time but is generally very sensitive to recent revenue levels. Total accounts receivable typically range from 55 to 60 DSO, calculated on trailing three months of revenue. Our DSO, net of advanced payments, was 58 days as of June 30, 2017 and 56 days as of December 31, 2016.

The following table represents cash flows for the six months ended June 30, 2017 and July 1, 2016.

	Six Months Ended
	June 30, 2017	July 1, 2016
	(in millions)
Net cash provided by operating activities	$24.6	$52.7
Net cash provided by (used in) investing activities	23.3	(9.8)
Net cash used in financing activities	(65.7)	(39.5)
Net change in cash and cash equivalents	$(17.7)	$3.3

Cash Provided by Operating Activities

We generated $25 million of cash from operating activities during the six months ended June 30, 2017, compared to cash generated of $53 million during the six months ended July 1, 2016. The decrease in cash generated from operating activities primarily reflects higher employment and benefit related payments and higher accounts receivable, partially offset by lower cash interest payments in the six months ended June 30, 2017 compared to the six months ended July 1, 2016.

Cash (Used in) Provided by Investing Activities

During the six months ended June 30, 2017 cash provided by investing activities was $23 million.  Cash provided by investing activities primarily consisted of proceeds of $25 million received from the sale of IRG less an indemnity escrow of approximately $2 million and payments for capital expenditures of $3 million. During the six months ended July 1, 2016, cash used in investing activities was $10 million resulting from payments for capital expenditures.

Cash Used in Financing Activities

Net cash used in financing activities for the six months ended June 30, 2017 and July 1, 2016 was $66 million and $40 million, respectively. During the six months ended June 30, 2017, we repaid a total of $59 million of debt under the 2016 Credit Facility, including the prepayment of $46 million of Term B2 Loan debt. The repayment of debt included $20 million from proceeds of the sale of IRG. During the six months ended July 1, 2016, in addition to regular mandatory principal payments we purchased $10 million of second lien term loan debt and prepaid $20 million of term loan debt.

2016 Credit Facility

In February 2017, we repriced our existing term loans under the 2016 Credit Facility in order to reduce the interest rate margin which is expected to lower our interest expense in 2017 by approximately $5 million after fees and expenses.  In addition, the debt refinancing that we completed in August 2016 lowered our annualized interest expense by approximately $23 million at the time of the refinancing. For a summary of the terms of the 2016 Credit Facility, see Note 7 to the accompanying Unaudited Consolidated Financial Statements and Note 11 to our audited consolidated financial statement in our 2016 Form 10-K.

As of June 30, 2017 we did not have an outstanding balance on our revolving line of credit, and our availability under the revolving portion of the 2016 Credit Facility was $163 million, net of outstanding letters of credit.

	June 30,	December 31,
	2017	2016	Change
	(in millions)
Net debt
Term Loans balance	$764.0	$823.3	$(59.3)
Notes balance	300.0	300.0	—
Less: Cash	(30.5)	(48.2)	17.7
Net debt	$1,033.5	$1,075.1	$(41.6)

Available liquidity
Cash	$30.5	$48.2	$(17.7)
Revolver availability	163.4	163.1	0.3
Total available liquidity	$193.9	$211.3	$(17.4)

Off-Balance Sheet Arrangements

At June 30, 2017, we had no significant off-balance sheet arrangements other than $2 million of outstanding letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers. These letters of credit may be drawn upon in the event of Engility’s nonperformance.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: (a) the loss or delay of a significant number of our contracts, or unexpected delays in customer payments under our contracts; (b) a decline in or a redirection of the U.S. budget for government services; (c) future shutdowns of the U.S. government, or a failure of the U.S. Congress to approve increases to the Federal debt ceiling; (d) the Department of Defense’s wide-ranging efficiencies initiative, which targets affordability and cost growth; (e) the intense competition for contracts in our industry, as well as the frequent protests by unsuccessful bidders; (f) our IDIQ contracts, which are not firm orders for services, and could generate limited or no revenue; (g) our government contracts, which contain unfavorable termination provisions and are subject to a government audit and modification; (h) the mix of our cost-plus, time-and-material and fixed-price type contracts; (i) our ability to attract and retain key management and personnel; (j) the impairment of our goodwill, other intangible assets or long-lived assets which represent a significant portion of the assets on our balance sheet; (k) changes in regulations or any negative findings from a U.S. government audit or investigation; (l) current and future legal and regulatory proceedings; (m) risks associated with our international operations; (n) information security threats and other information technology disruptions; (o) our significant level of indebtedness, our ability to comply with the terms of our debt agreements and our ability to finance our future operations, if necessary; (p) U.S. Federal income tax assets and liabilities that relate to the distribution in the 2012 spin-off of Engility from L-3 Communications Holdings, Inc. and the acquisition of TASC; and (q) other factors set forth under the heading “Risk Factors” in the 2016 Form 10-K. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates for borrowings under our 2016 Credit Facility. A hypothetical 1% increase in interest rates would have increased our interest expense by approximately $6 million for the six months ended June 30, 2017 and likewise decreased our income and cash flows.

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

We are subject to credit risks associated with our cash and accounts receivable. We believe that the concentration of credit risk with respect to cash and cash equivalents is limited due to the high credit quality of the institutions at which we hold cash and cash equivalents. We also believe that our credit risk associated with accounts receivable is limited as they are primarily with the U.S. federal government or prime contractors working for the U.S. federal government.

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

Management, with the participation of our CEO and our CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15-15(e) of the Exchange Act, as of June 30, 2017, the end of the period covered by this Form 10-Q. Based on their evaluation, our CEO and CFO concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2017 that materially affected, or are likely to materially affect, our internal control over financial reporting.

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
Lynn A. Dugle
Chief Executive Officer

/s/ Wayne M. Rehberger
Wayne M. Rehberger
Senior Vice President and Chief Financial Officer

Date: August 3, 2017

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

**32.1	Certification of Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith