Form 10-Q
period 2017-09-29
Engility Holdings, Inc.
filed 2017-11-02
CIK 1544229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2017

or

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

There were 36,824,915 shares of Engility Holdings, Inc. common stock with a par value of $0.01 per share outstanding as of the close of business on October 27, 2017.

ENGILITY HOLDINGS, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 29,	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$51,978	$48,236
Receivables, net	341,713	334,248
Assets held for sale, current	—	20,242
Other current assets	22,754	30,404
Total current assets	416,445	433,130
Property, plant and equipment, net	44,428	46,547
Goodwill	1,078,454	1,078,454
Identifiable intangible assets, net	369,528	393,891
Deferred tax assets	216,234	232,283
Assets held for sale	—	11,962
Other assets	4,440	2,292
Total assets	$2,129,529	$2,198,559
Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$26,947	$26,947
Accounts payable, trade	50,413	43,943
Accrued employment costs	96,727	98,860
Accrued expenses	81,965	76,870
Advance payments and billings in excess of costs incurred	31,905	33,259
Deferred income taxes, current and income tax liabilities	518	209
Liabilities held for sale, current	—	4,341
Other current liabilities	22,396	36,410
Total current liabilities	310,871	320,839
Long-term debt	960,499	1,039,993
Income tax liabilities	63,167	64,852
Liabilities held for sale	—	1,084
Other liabilities	62,839	66,986
Total liabilities	1,397,376	1,493,754
Commitments and contingencies (Note 10)
Equity:
Preferred stock, par value $0.01 per share, 25,000 shares authorized, none issued or outstanding as of September 29, 2017 or December 31, 2016	—	—
Common stock, par value $0.01 per share, 175,000 shares authorized, 36,825 and 36,776 shares issued and outstanding as of September 29, 2017 and December 31, 2016, respectively	368	368
Additional paid-in capital	1,243,023	1,237,826
Accumulated deficit	(516,459)	(541,702)
Accumulated other comprehensive loss	(5,504)	(4,865)
Non-controlling interest	10,725	13,178
Total equity	732,153	704,805
Total liabilities and equity	$2,129,529	$2,198,559

See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Revenue	$487,144	$511,800	$1,467,030	$1,570,011
Costs and expenses
Cost of revenue	417,581	435,594	1,255,603	1,341,826
Selling, general and administrative expenses	33,308	39,337	107,303	129,780
Total costs and expenses	450,889	474,931	1,362,906	1,471,606
Operating income	36,255	36,869	104,124	98,405
Interest expense, net	19,739	50,855	59,189	109,358
Other expenses, net	49	—	212	82
Income (loss) before provision for income taxes	16,467	(13,986)	44,723	(11,035)
Provision for income taxes	5,611	1,348	16,671	2,370
Net income (loss)	10,856	(15,334)	28,052	(13,405)
Less: Net income attributable to non-controlling interest	1,051	1,423	3,683	4,088
Net income (loss) attributable to Engility	$9,805	$(16,757)	$24,369	$(17,493)

Earnings (loss) per share attributable to Engility
Basic	$0.27	$(0.46)	$0.66	$(0.48)
Diluted	$0.26	$(0.46)	$0.65	$(0.48)

Weighted average number of shares outstanding
Basic	36,809	36,735	36,831	36,726
Diluted	37,348	36,735	37,354	36,726

See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net income (loss)	$10,856	$(15,334)	$28,052	$(13,405)
Other comprehensive income (loss), net of tax:
Pension liability adjustment, net of tax benefit of $7 and $84 for the three and nine months ended September 29, 2017, respectively, and net of tax expense of $253 for the nine months ended September 30, 2016	(11)	—	(103)	632
Unrealized gain (loss) on derivative instruments, net of tax benefit of $28 and $343 for the three and nine months ended September 29, 2017, respectively, and net of tax expense of $334 and $1,084 for the three and nine months ended September 30, 2016, respectively	(44)	523	(536)	1,699
Other comprehensive income (loss), net of tax	(55)	523	(639)	2,331
Comprehensive income (loss)	10,801	(14,811)	27,413	(11,074)
Less: Net income attributable to non-controlling interest	1,051	1,423	3,683	4,088
Comprehensive income (loss) attributable to Engility	$9,750	$(16,234)	$23,730	$(15,162)

See Notes to Unaudited Consolidated Financial Statements

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 29, 2017	September 30, 2016
Operating activities:
Net income (loss)	$28,052	$(13,405)
Share-based compensation	6,052	7,073
Depreciation and amortization	33,172	35,951
Loss (gain) on sale of property, plant and equipment	(306)	52
Loss on extinguishment of debt	432	4,642
Amortization of bank debt fees	6,484	3,428
Deferred income taxes	17,096	4,190
Excess tax deduction on share-based compensation	(191)	—
Changes in operating assets and liabilities:
Receivables	(7,465)	26,486
Other assets	7,894	(3,296)
Accounts payable, trade	5,332	2,777
Accrued employment costs	(2,133)	30,413
Accrued expenses	5,093	(5,930)
Advance payments and billings in excess of costs incurred	(1,354)	(12,372)
Other liabilities	(19,403)	4,735
Net cash provided by operating activities	78,755	84,744
Investing activities:
Proceeds from sale of business, net of amount placed in escrow	22,349	—
Proceeds from sale of property, plant and equipment	2,902	—
Capital expenditures	(5,810)	(17,942)
Net cash provided by (used in) investing activities	19,441	(17,942)
Financing activities:
Gross borrowings from issuance of long-term debt	—	1,180,000
Repayment of long-term debt	(86,410)	(1,199,018)
Gross borrowings from revolving credit facility	270,000	73,000
Gross repayments of revolving credit facility	(270,000)	(73,000)
Debt issuance costs	—	(9,988)
Proceeds from share-based payment arrangements	—	214
Payment of employee withholding taxes on share-based compensation	(1,501)	(1,777)
Dividends paid	(407)	(1,703)
Distributions to non-controlling interest member	(6,136)	(3,865)
Net cash used in financing activities	(94,454)	(36,137)
Net change in cash and cash equivalents	3,742	30,665
Cash and cash equivalents, beginning of period	48,236	30,022
Cash and cash equivalents, end of period	$51,978	$60,687

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

Engility has no operations other than owning 100% of the capital stock of Engility Corporation (formerly TASC, Inc.), a Massachusetts corporation, and the consolidated financial statements of Engility and its consolidated subsidiaries are identical in all respects to the consolidated financial statements of Engility Corporation and its consolidated subsidiaries.

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

Percentage-of-completion contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, developing total revenue and cost at completion estimates require the use of significant judgment.  Contract costs include direct labor and billable expenses, an allocation of allowable indirect costs, and warranty obligations. Billable expenses are comprised of subcontracting costs and other direct costs that often include, but are not limited to, travel-related costs and telecommunications charges. We recognize revenue and billable expenses from these transactions on a gross basis. Assumptions regarding the length of time to complete the contract also include expected increases in wages and prices for materials. Estimates of total contract revenue and costs are monitored during the term of the contract and are subject to revision as the contract progresses. Anticipated losses on contracts are recognized in the period they are deemed probable and can be reasonably estimated. Anticipated contract losses recorded for the nine months ended September 29, 2017 and September 30, 2016 were immaterial.

For the three months ended September 29, 2017, the recognized amounts related to changes in estimates at completion represented a net increase to revenue and operating income of $4 million, of which $1 million was directly related to favorable performance on contract award fees. For the nine months ended September 29, 2017, the recognized amounts related to changes in estimates at completion represented a net increase to revenue and operating income of $9 million, of which $2 million was directly related to favorable performance on contract award fees.  Amounts related to changes in estimates at completion for the three months ended September 30, 2016 represented a net increase to revenue and operating income of $5 million, of which $1 million was directly related to favorable performance on contract award fees. Amounts related to changes in estimates at completion for the nine months ended September 30, 2016 represented a net increase to revenue and operating income of $13 million, of which $3 million was directly related to favorable performance on contracts with award fees.

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

Included in unbilled receivables, a component of receivables, net, are certain restructuring costs related to the performance of our U.S. government contracts which are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are expensed outside of our indirect rates and recognized as revenue for the portion we expect to be recoverable in our rates. At September 29, 2017 and December 31, 2016, these receivables were approximately $10 million and $11 million, respectively, and are allocated to contracts when they are paid or otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued expensing of these costs, the profitability of our remaining contracts could be adversely affected.

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

Income Taxes: As of September 29, 2017, management has determined it is more likely than not a portion of state deferred tax assets, charitable donations, and foreign tax credits will not be realized and has recorded a valuation allowance against them.  A change in the ability of our operations to continue to generate future taxable income could affect our ability to realize the future tax deductions underlying our deferred tax assets, and require us to provide a valuation allowance against our deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

Earnings per Share: Basic earnings per share (EPS) is computed by dividing net income (loss) attributable to Engility by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the weighted average effect of all potentially dilutive securities outstanding during the periods. Diluted EPS includes the incremental effect of the employee stock purchase plan, restricted stock units (RSUs), stock options, performance shares, performance retention awards and performance units calculated using the treasury stock method.  For the nine months ended September 29, 2017, 10,949 shares were excluded from diluted EPS due to their anti-dilutive effects.  No shares were excluded from diluted EPS for the three months ended September 29, 2017. For the three and nine months ended September 30, 2016, 866,132 shares and 706,166 shares, respectively, were excluded from diluted EPS due to their anti-dilutive effects.

The calculation of basic and diluted EPS are presented in the table below (shares in thousands).

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net income (loss) attributable to Engility	$9,805	$(16,757)	$24,369	$(17,493)

Weighted average number of shares outstanding – Basic	36,809	36,735	36,831	36,726
Dilutive effect of share-based compensation outstanding after application of the treasury stock method	539	—	523	—
Weighted average number of shares outstanding – Diluted	37,348	36,735	37,354	36,726

Earnings (loss) per share attributable to Engility
Basic	$0.27	$(0.46)	$0.66	$(0.48)
Diluted	$0.26	$(0.46)	$0.65	$(0.48)

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

On January 6, 2017, the Company completed the sale of its international development services business, International Resources Group Ltd. (IRG), for an initial purchase price of $25 million in cash, subject to working capital adjustments, that have not yet been finalized with the buyer. During the three months ended September 29, 2017, a cash adjustment of $1 million was recorded which reduced the purchase price.  The sale was the result of the Company’s strategic review of its businesses and determination that the USAID portion of the Company’s international business no longer closely aligned with the Company’s future strategic direction. The Company received the proceeds from this sale, less an indemnity escrow of approximately $2 million, in the first quarter of 2017, which was used to pay down existing debt. The Company expects to receive the indemnity escrow on or about the second anniversary of the sale assuming no claims are made against the escrow funds.

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

In September 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). This update clarifies the definition of a public business entity for the application of the new revenue recognition and leasing standards. This update did not have an impact on our assessment of these standards, discussed below in connection with ASU 2014-09, and will not impact our implementation strategies. The revenue standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, and the leasing standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better align risk management activities in financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company is currently in the process of evaluating the impact of this new pronouncement on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted, including in an interim period. ASU 2017-09 is to be applied on a prospective basis to an award modified on or after the adoption date. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment, which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendment should be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Upon adoption of this accounting standard, there would only be an impact if the Company failed the first step and the impact, when adopted, would result in an impairment calculated as the difference between fair value and carrying value from the first step.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  Under this guidance, the areas of simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, impact on earnings per share and classification on the statement of cash flows.  We adopted ASU 2016-09 on January 1, 2017.  As a result, all of the tax effects of share-based payments are now recorded in the income statement as a discrete adjustment.  An income tax benefit of approximately $0.4 million was recognized in the first quarter of 2017, as a result of the adoption of ASU 2016-09. The treatment of forfeitures has changed as we have elected to discontinue our past process of estimating the number of forfeitures and now account for forfeitures as they occur. As such, this had a cumulative effect on retained earnings of approximately $0.9 million, net of tax. We have elected to present the cash flow statement on a retrospective transition method and prior periods have been adjusted to present the excess tax benefits as part of cash flows from

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

operating activities. Net operating losses related to excess tax benefits on stock-based awards are now recognized as deferred tax assets on the balance sheet and are subject to a valuation allowance if the asset is not realizable. An income tax expense of approximately $0.2 million was recognized in the second quarter of 2017. The excess tax benefits of $0.2 million recognized during the nine months ended September 29, 2017 as a reduction to tax expense in the consolidated statements of operations were classified as an operating activity in the statements of cash flows.  During the nine months ended September 30, 2016, no excess tax benefits were present and therefore no adjustment was required.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use when accounting for revenue arising from contracts with customers, and it supersedes all current revenue recognition guidance, including industry-specific guidance. In August 2015, the FASB approved a one year deferral of the effective date of ASU No. 2014-09  to annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017, with the option for early adoption as of the original effective date. In addition, five new ASUs have been issued in 2016 and 2017, amending or clarifying certain aspects of the new standard: ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross Versus Net); ASU No. 2016-10, Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers – Narrow Scope Improvements and Practical Expedients; ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers and ASU No 2017-13. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The new standard could impact the method and timing of revenue recognition for certain of our contracts, in addition to our business processes and information technology systems. Engility is currently evaluating the impact of adopting the new standard and the effect it will have upon the Company’s consolidated financial statements and operations.  The Company will adopt the new standard in 2018 using the modified retrospective method. Currently a cross-functional implementation team is in place and the Company will complete its assessment of the cumulative effect of adopting the new standard by the end of 2017.

3.	Receivables

Our receivables principally relate to contracts with the U.S. government and prime contractors or subcontractors of the U.S. government. The components of contract receivables are presented in the table below.

	September 29,	December 31,
	2017	2016
Billed receivables	$102,255	$97,661
Unbilled receivables	250,764	248,253
Allowance for doubtful accounts	(11,306)	(11,666)
Total receivables, net	$341,713	$334,248

4.	Identifiable Intangible Assets

Information on our identifiable intangible assets that are subject to amortization is presented in the table below.

		September 29, 2017			December 31, 2016
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)
Customer contractual relationships	17	$545,229	$181,495	$363,734	$545,229	$157,482	$387,747
Technology	15	7,000	1,206	5,794	7,000	856	6,144
Total		$552,229	$182,701	$369,528	$552,229	$158,338	$393,891

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

Our amortization expense recorded for our identifiable intangible assets is presented in the table below.

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Amortization expense	$8,121	$8,428	$24,363	$28,235

5.	Share-Based Compensation

For the Nine Months Ended September 29, 2017

Performance Units: During the nine months ended September 29, 2017, we granted a total of 189,351 performance units at target level of 100% (with the potential for the delivery of up to 568,053 shares of our common stock at the maximum performance level) to certain of our employees with a grant date fair value of $30.54 per unit.  Performance units cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2017. The number of shares of our common stock that are ultimately vested are based on continued employment and delivered in respect of these performance units will range from 0% to 300% of the target grant amount.  The vesting of performance units depends on the Company's performance, as approved by the Compensation Committee of our Board of Directors (the Compensation Committee), based on two metrics: book-to-bill and adjusted operating cash flow, each as measured over a three year performance period, and subject to adjustments based on the Company’s compounded annual growth rate for revenue over the same period.  The performance units may be settled in cash or stock at the sole discretion of the Compensation Committee.

Restricted Stock Units: During the nine months ended September 29, 2017, we granted a total of 220,194 RSUs to certain employees with a grant date fair value of $30.44 per unit, of which 775 RSUs cliff vest on the first anniversary of the grant date, 12,137 RSUs cliff vest on the second anniversary of the grant date and 207,282 RSUs vest over a term of three years from the grant date, with one-third of the award vesting on each anniversary of the grant date. During the nine months ended September 29, 2017, we granted 29,431 RSUs to our independent directors with a grant date fair value of $28.25 per unit, which cliff vest on the first anniversary of the grant date. The number of shares of our common stock that are ultimately vested are based on continued employment or service as a director, as applicable. The RSUs may be settled in cash or stock at the sole discretion of the Compensation Committee.

For the Nine Months Ended September 30, 2016

Performance Units: During the nine months ended September 30, 2016, we granted 411,178 performance units at a target level of 100% (with the potential for the delivery of up to 822,356 shares at the maximum performance level) to certain employees with a grant date fair value of $19.33 per unit.  Included in the total, 81,803 performance units were granted at target level of 100% (with the potential for the delivery of up to 163,606 shares of our common stock at the maximum performance level) to Lynn A. Dugle, our Chief Executive Officer, with a grant date fair value of $17.97 per unit. Performance units cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2016. The number of shares of our common stock that are ultimately vested and delivered in respect of these performance units will range from 0% to 200% of the target grant amount.  The vesting of performance units depends initially on the Company’s performance, as approved by the Compensation Committee of our Board of Directors, based on two metrics: revenue and operating cash flow. The performance units may be settled in cash or stock at the sole discretion of the Compensation Committee.

Restricted Stock Units: During the nine months ended September 30, 2016, we granted 506,493 RSUs to certain employees with a grant date fair value of $18.70 per unit, of which 56,524  RSUs cliff vest on the second anniversary of the grant date, 175,852 RSUs cliff vest on the third anniversary of the grant date and 274,117 RSUs vest over a term of three years from the grant date, 25% on the first anniversary of the grant date, 25% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. Included in the total, 104,619 RSUs were granted to Ms. Dugle with a grant date fair value of $17.97 per unit, of which 50,083 RSUs cliff vest on the second anniversary of the grant date and 54,536 RSUs vest over a term of three years from the grant date. During the nine months ended September 30, 2016, we granted 25,704 RSUs to certain of the non-management members of our Board of Directors with a grant date fair value of $23.34 per unit, which cliff vest on the first anniversary of the grant date. The RSUs may be settled in cash or stock at the sole discretion of the Compensation Committee.

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

6.	Defined Benefit Plans

The components of net periodic benefit costs for the Company’s defined benefit plans are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Service cost	$206	$201	$617	$604
Interest cost on projected benefit obligation	748	753	2,245	2,258
Expected return on plan assets	(954)	(953)	(2,862)	(2,860)
Net loss amortization	95	73	284	219
Net periodic benefit expense	$95	$74	$284	$221

During the nine months ended September 29, 2017, the Company contributed approximately $3 million to fund the defined benefit plans.

7.	Debt

On August 14, 2017 (the Second Amendment Effective Date), the Company and Engility Corporation (the Borrower) entered into Amendment No. 2 (the Second Amendment) to the Credit Agreement, dated as of August 12, 2016, and amended by Amendment No. 1 thereto, dated as of February 13, 2017, by and among the Borrower, the Company, the several lenders from time to time parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent.

The parties entered into the Second Amendment in order to reduce the interest rate margins applicable to (i) the Borrower’s senior secured term B1 loan facility in the original principal amount of $195 million (Existing Term B1 Loans) from 2.25% to 1.75%, in the case of alternate base rate loans, and from 3.25% to 2.75%, in the case of Eurocurrency loans, and (ii) the Borrower’s senior secured term B2 loan facility in the original principal amount of $608 million (Existing Term B2 Loans) from 2.75% to 2.25%, in the case of alternate base rate loans, and from 3.75% to 3.25%, in the case of Eurocurrency loans. The Second Amendment was accomplished by (i) the Borrower obtaining new term B1 loan commitments (Term B1 Loans) to refinance the Existing Term B1 Loans and Morgan Stanley making additional Term B1 Loans to the Borrower in a principal amount equal to $185 million minus the principal amount of any Existing Term B1 Loans outstanding on the Second Amendment Effective Date that were converted into Term B1 Loans on the Second Amendment Effective Date, and (ii) the Borrower obtaining new term B2 loan commitments (Term B2 Loans) to refinance the Existing Term B2 Loans and Morgan Stanley making additional Term B2 Loans to the Borrower in a principal amount equal to $579 million minus the principal amount of any Existing Term B2 Loans outstanding on the Second Amendment Effective Date that were converted into Term B2 Loans on the Second Amendment Effective Date. The proceeds of the Term B1 Loans and Term B2 Loans, respectively, will be applied to repay in full the Existing Term B1 Loans and Existing Term B2 Loans, respectively, outstanding as of the Second Amendment Effective Date.

On February 13, 2017 (the First Amendment Effective Date), the Company and Engility Corporation (the Borrower) entered into Amendment No. 1 (the First Amendment) to the Credit Agreement, dated as of August 12, 2016 (the 2016 Credit Facility), among the Borrower, the Company, the several lenders from time to time parties thereto and Morgan Stanley, as administrative agent and collateral agent.

The parties entered into the First Amendment in order to reduce the interest rate margin applicable to (i) the Borrower’s senior secured term B1 loan facility in the original principal amount of $200 million (Existing Term B1 Loans) from 3.25% to 2.25%, in the case of alternate base rate loans, and from 4.25% to 3.25%, in the case of Eurocurrency loans, and (ii) the Borrower’s senior secured term B2 loan facility in the original principal amount of $680 million (Existing Term B2 Loans) from 3.75% to 2.75%, in the case of alternate base rate loans, and from 4.75% to 3.75%, in the case of Eurocurrency loans.  The First Amendment was accomplished by (i) the Borrower obtaining new term B1 loan commitments (New Term B1 Loans) to reprice the Existing Term B1 Loans and Morgan Stanley making additional New Term B1 Loans to the Borrower in a principal amount equal to $195 million minus the principal amount of any Existing Term B1 Loans outstanding on the First Amendment Effective Date that were converted into New Term B1 Loans on the First Amendment Effective Date, and (ii) the Borrower obtaining new term B2 loan commitments (New Term B2 Loans) to reprice the Existing Term B2 Loans and Morgan Stanley making additional New Term B2 Loans to the Borrower in a principal amount equal to $608 million minus the principal amount of any Existing Term B2 Loans outstanding on the First Amendment Effective Date that were converted into New Term B2 Loans on the First Amendment Effective Date. The proceeds of the New Term B1 Loans and New Term B2 Loans, respectively, were applied to repay in full the Existing Term B1 Loans and Existing Term B2 Loans, respectively, outstanding as of the First Amendment Effective Date. The transaction is expected to lower the Company’s fiscal

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

year 2017 interest expense by approximately $5 million after fees and expenses. In addition, the debt refinancing that we completed in August 2016 lowered our annualized interest expense by approximately $23 million at the time of the refinancing.

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

The 2016 Credit Facility, as amended, requires the Borrower to maintain compliance with a maximum ratio of consolidated first lien secured debt to consolidated EBITDA (the consolidated first lien net leverage ratio) of 6.125 to 1.00, with incremental step downs over time.  The consolidated first lien net leverage ratio, which we believe is our most restrictive covenant, is the ratio of (a) (i) funded debt secured by liens as of such date minus (ii) the unrestricted cash as of such date to (b) consolidated bank EBITDA for the period of the four fiscal quarters most recently ended. As of September 29, 2017, we were in compliance with all covenants under the 2016 Credit Facility, and our consolidated first lien net leverage ratio was 3.27:1.00.

As of September 29, 2017 and December 31, 2016 the composition of our debt was as follows:

	September 29,	December 31,
	2017	2016
Term Loans	$737,000	$823,300
8.875% Senior Notes due 2024 (the Notes)	300,000	300,000
Other	352	461
Total debt	1,037,352	1,123,761
Less: current portion of long-term debt	(26,947)	(26,947)
Less: unamortized original issue discount costs and financing fees	(49,906)	(56,821)
Long-term debt	$960,499	$1,039,993

Our availability under the revolving portion of the 2016 Credit Facility was $163 million as of September 29, 2017, with $2 million outstanding under letters of credit.

During the nine months ended September 29, 2017, we repaid a total of $86 million of debt under the 2016 Credit Facility, including the prepayment of $66 million of Term B2 Loan debt.

During the nine months ended September 29, 2017 we incurred approximately $3 million in fees related to the repricing of term loan debt in 2017.  During the three and nine months ended September 30, 2016, we incurred a $10 million early termination penalty, recorded a loss on extinguishment of debt of $5 million and incurred a termination fee related to the interest rate swap of $2 million.  In addition, the Company expensed approximately $11 million of debt issuances costs that did not qualify for deferral.  These amounts are reflected in interest expense, net in the Consolidated Statement of Operations.

Our weighted average outstanding loan balance for the three months ended September 29, 2017 was $1,060 million which accrued interest at a weighted average borrowing rate of approximately 5.85%. Our weighted average outstanding loan balance for the nine months ended September 29, 2017 was $1,088 million, which accrued interest at a weighted average borrowing rate of approximately 5.97%.

Our weighted average outstanding loan balance for the three months ended September 30, 2016 was $1,145 million which accrued interest at a weighted average borrowing rate of approximately 7.58%. Our weighted average outstanding loan balance for the nine months ended September 30, 2016 was $1,149 million, which accrued interest at a weighted average borrowing rate of approximately 8.61%.

The carrying value of the Term Loans, excluding original issue discount, and Notes approximated their fair value at September 29, 2017. The fair value of the Term Loans and Notes are based on quotes from a nationally recognized fixed income trading platform and is considered to be a Level 2 input, measured under U.S. GAAP hierarchy.

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

During the first quarter of 2017, the Company entered into an interest rate swap agreement for contracts with an initial notional amount of $281 million.  These contracts become effective December 29, 2017 and expire on December 31, 2020.  The other terms of these instruments are as follows:

Contract received:	Floating interest rate	LIBOR (subject to minimum of 1.00%)
Contract paid:	Fixed interest rates	1.947% - 1.949%

The following table presents our liabilities that are measured at fair value on a recurring basis:

			September 29,	December 31,
	Balance Sheet Classification	Fair Value Hierarchy	2017	2016
Interest rate swap liabilities	Other current liabilities	Level 2	$(835)	$—
Interest rate swap liabilities	Other liabilities	Level 2	$(44)	$—

The Company’s interest rate swap assets and liabilities were measured at fair value on a recurring basis and were aggregated by the level in the fair value hierarchy within which those measurements fall.  The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. If the Company had breached any of these provisions at September 29, 2017, it could have been required to settle its obligations under the agreements at their termination value. As of September 29, 2017, the Company had not posted any collateral related to these agreements.

In connection with refinancing the 2015 Credit Facility (as defined in Note 11 to our audited consolidated financial statements in our 2016 Form 10-K), the Company terminated its interest rate swap agreements in the third quarter of 2016. The derivative instruments were comprised of contracts with an initial notional amount of $200 million. The other terms of these instruments were as follows:

Contract received:	Floating interest rate	LIBOR (subject to minimum of 1.25%)
Contract paid:	Fixed interest rates	3.09% - 3.18%

9.	Restructuring Costs

The activity and balance of the restructuring liability account were as follows:

	Severance and Related Costs	Other Restructuring Costs	Total
Balance as of December 31, 2015	$4,006	$9,471	$13,477
Additions	9,357	2,186	11,543
Cash payments	(12,059)	(6,704)	(18,763)
Other adjustments	—	(2,429)	(2,429)
Balance as of December 31, 2016	1,304	2,524	3,828
Additions	—	1,859	1,859
Cash payments	(1,304)	(3,323)	(4,627)
Balance as of September 29, 2017	$—	$1,060	$1,060

As of September 29, 2017 and December 31, 2016, the restructuring liabilities were recognized within other current liabilities in the accompanying unaudited consolidated balance sheets. During the nine months ended September 29, 2017, we incurred other restructuring costs related to lease termination fees.  As of September 29, 2017, the remaining liability primarily consisted of the costs incurred in the nine months ended September 29, 2017 and will be paid out by the end of 2017.  The expenses related to the restructuring activity were contained within the selling, general and administrative expenses in the accompanying unaudited consolidated statement of operations for the appropriate period.

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

In accordance with the accounting standard for contingencies, we record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. Generally, the loss is recorded for the amount we expect to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are recorded in other current liabilities in our consolidated balance sheets. Amounts recoverable from insurance contracts or third parties are recorded as assets when realized. At December 31, 2016 and September 29, 2017, we did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. We believe we have recorded adequate provisions for our litigation matters. We review these provisions quarterly and adjust these provisions to reflect the effect of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter.

11.	Income Taxes

The provision for income taxes for the three months ended September 29, 2017 was $6 million compared to $1 million for the three months ended September 30, 2016. The effective tax rate for the three months ended September 29, 2017 was 34.1% as compared to (9.6)% for the three months ended September 30, 2016. The increase in the provision for income taxes and the effective tax rate, which includes the effects of discrete items, was primarily due to the earnings impact from our joint venture relative to our overall increased earnings for the three months ended September 29, 2017 as compared to the three months ended September 30, 2016.

The provision for income taxes for the nine months ended September 29, 2017 was $17 million compared to $2 million for the nine months ended September 30, 2016. The effective tax rate for the nine months ended September 29, 2017 was 37.3% as compared to (21.5)% for the nine months ended September 30, 2016. The increase in the provision for income taxes and the effective tax rate, which includes the effects of discrete items, was primarily due to increased earnings and the sale of IRG in the first quarter of 2017.

The Company continues to benefit from tax attributes acquired with the acquisition of TASC, including net operating losses.  These tax assets are expected to significantly reduce net cash tax payments through 2024.

12.	Separate Financial Information of Subsidiary Guarantor of Indebtedness

The following tables present supplemental condensed consolidating financial statements of (a) Engility Holdings, Inc., as parent company guarantor, (b) Engility Corporation, as subsidiary issuer of the Notes; (c) on a combined basis, the subsidiary guarantors of the Notes; and (d) on a combined basis, the subsidiaries that are not guarantors of the Notes. Separate financial statements of the subsidiary guarantors are not presented because the parent company owns 100% of the outstanding voting stock of each of the subsidiary guarantors and the guarantee by each subsidiary guarantor is joint and several and full and unconditional, except for certain

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

customary limitations.  These customary limitations, which are described in detail in the Indenture (as defined in Note 11 to our audited consolidated financial statements in our 2016 Form 10-K), include (i) the sale, exchange or transfer of a guarantor, (ii) the guarantor ceasing to guarantee the 2016 Credit Facility, (iii) the designation of a guarantor as a unrestricted subsidiary (iv) exercising the legal defeasance, covenant defeasance or discharge of the Indenture, and (v) the merger or consolidation of a guarantor with the issuer or another guarantor of the Indenture.  As a result and in accordance with Rule 3-10(d) of Regulation S-X under the Securities Exchange Act of 1934, as amended, the Company includes the following tables in these notes to the condensed consolidated financial statements:

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 29, 2017

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$—	$36,460	$126	$15,392	$—	$51,978
Receivables, net	—	302,383	22,126	17,204	—	341,713
Intercompany receivables	—	69,131	—	6,284	(75,415)	—
Other current assets	—	20,603	402	1,749	—	22,754
Total current assets	—	428,577	22,654	40,629	(75,415)	416,445
Property, plant and equipment, net	—	38,004	6,346	78	—	44,428
Goodwill	—	1,020,027	58,427	—	—	1,078,454
Identifiable intangible assets, net	—	337,076	32,452	—	—	369,528
Deferred tax assets	—	193,074	23,160	—	—	216,234
Investment in subsidiaries	732,153	74,416	30,349	—	(836,918)	—
Other assets	—	4,395	45	—	—	4,440
Total assets	$732,153	$2,095,569	$173,433	$40,707	$(912,333)	$2,129,529
Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$—	$26,947	$—	$—	$—	$26,947
Accounts payable, trade	—	50,293	45	75	—	50,413
Intercompany payable	—	6,284	69,131	—	(75,415)	—
Accrued employment costs	—	84,809	2,955	8,963	—	96,727
Accrued expenses	—	81,593	—	372	—	81,965
Advance payments and billings in excess of costs incurred	—	31,905	—	—	—	31,905
Deferred income taxes, current and income tax liabilities	—	312	—	206		518
Other current liabilities	—	21,643	11	742		22,396
Total current liabilities	—	303,786	72,142	10,358	(75,415)	310,871
Long-term debt	—	960,499	—	—	—	960,499
Income tax liabilities	—	63,167	—	—	—	63,167
Other liabilities	—	35,964	26,875	—	—	62,839
Total liabilities	—	1,363,416	99,017	10,358	(75,415)	1,397,376
Shareholders' equity	732,153	732,153	74,416	30,349	(836,918)	732,153
Total liabilities and equity	$732,153	$2,095,569	$173,433	$40,707	$(912,333)	$2,129,529

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

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2017

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Revenue	$—	$430,261	$22,199	$34,684	$—	$487,144
Costs and expenses
Cost of revenue	—	360,520	25,343	31,718	—	417,581
Selling, general and administrative expenses	—	29,240	2,925	1,143	—	33,308
Total costs and expenses	—	389,760	28,268	32,861	—	450,889
Operating income (loss)	—	40,501	(6,069)	1,823	—	36,255
Interest expense, net	—	19,739	—	—	—	19,739
Other expenses (income), net	—	(7)	(1)	57	—	49
Income (loss) in equity investments in subsidiaries	9,805	(5,534)	715	—	(4,986)	—
Income (loss) before income taxes	9,805	15,235	(5,353)	1,766	(4,986)	16,467
Provision for income taxes	—	5,430	181	—	—	5,611
Net income (loss)	9,805	9,805	(5,534)	1,766	(4,986)	10,856
Less: Net income attributable to non-controlling interest	—	—	—	1,051	—	1,051
Net income (loss) attributable to Engility	$9,805	$9,805	$(5,534)	$715	$(4,986)	$9,805

Net income (loss)	$9,805	$9,805	$(5,534)	$1,766	$(4,986)	$10,856
Other comprehensive loss	—	(44)	(11)	—	—	(55)
Comprehensive income (loss)	9,805	9,761	(5,545)	1,766	(4,986)	10,801
Less: Net income attributable to non-controlling interest	—	—	—	1,051	—	1,051
Comprehensive income (loss) attributable to Engility	$9,805	$9,761	$(5,545)	$715	$(4,986)	$9,750

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Revenue	$—	$428,217	$45,689	$37,894	$—	$511,800
Costs and expenses
Cost of revenue	—	348,629	52,537	34,428	—	435,594
Selling, general and administrative expenses	—	29,549	8,980	808	—	39,337
Total costs and expenses	—	378,178	61,517	35,236	—	474,931
Operating income (loss)	—	50,039	(15,828)	2,658	—	36,869
Interest expense, net	—	50,855	—	—	—	50,855
Other expenses (income), net	—	(66)	—	66	—	—
Income (loss) in equity investments in subsidiaries	(16,757)	(14,710)	1,169	—	30,298	—
Income (loss) before income taxes	(16,757)	(15,460)	(14,659)	2,592	30,298	(13,986)
Provision for income taxes	—	1,297	51	—	—	1,348
Net income (loss)	(16,757)	(16,757)	(14,710)	2,592	30,298	(15,334)
Less: Net income attributable to non-controlling interest	—	—	—	1,423	—	1,423
Net income (loss) attributable to Engility	$(16,757)	$(16,757)	$(14,710)	$1,169	$30,298	$(16,757)

Net income (loss)	$(16,757)	$(16,757)	$(14,710)	$2,592	$30,298	$(15,334)
Other comprehensive income	—	523	—	—	—	523
Comprehensive income (loss)	(16,757)	(16,234)	(14,710)	2,592	30,298	(14,811)
Less: Net income attributable to non-controlling interest	—	—	—	1,423	—	1,423
Comprehensive income (loss) attributable to Engility	$(16,757)	$(16,234)	$(14,710)	$1,169	$30,298	$(16,234)

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2017

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Revenue	$—	$1,283,964	$75,596	$107,470	$—	$1,467,030
Costs and expenses
Cost of revenue	—	1,075,098	83,613	96,892	—	1,255,603
Selling, general and administrative expenses	—	94,430	9,766	3,107	—	107,303
Total costs and expenses	—	1,169,528	93,379	99,999	—	1,362,906
Operating income (loss)	—	114,436	(17,783)	7,471	—	104,124
Interest expense, net	—	59,189	—	—	—	59,189
Other expenses (income), net	—	(19)	(3)	234	—	212
Income (loss) in equity investments in subsidiaries	24,369	(15,024)	3,554	—	(12,899)	—
Income (loss) before income taxes	24,369	40,242	(14,226)	7,237	(12,899)	44,723
Provision for income taxes	—	15,873	798	—	—	16,671
Net income (loss)	24,369	24,369	(15,024)	7,237	(12,899)	28,052
Less: Net income attributable to non-controlling interest	—	—	—	3,683	—	3,683
Net income (loss) attributable to Engility	$24,369	$24,369	$(15,024)	$3,554	$(12,899)	$24,369

Net income (loss)	$24,369	$24,369	$(15,024)	$7,237	$(12,899)	$28,052
Other comprehensive loss	—	(536)	(103)	—	—	(639)
Comprehensive income (loss)	24,369	23,833	(15,127)	7,237	(12,899)	27,413
Less: Net income attributable to non-controlling interest	—	—	—	3,683	—	3,683
Comprehensive income (loss) attributable to Engility	$24,369	$23,833	$(15,127)	$3,554	$(12,899)	$23,730

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Revenue	$—	$1,303,403	$148,117	$118,491	$—	$1,570,011
Costs and expenses
Cost of revenue	—	1,068,725	165,385	107,716	—	1,341,826
Selling, general and administrative expenses	—	103,581	23,873	2,326	—	129,780
Goodwill impairment	—	—	—	—	—	—
Total costs and expenses	—	1,172,306	189,258	110,042	—	1,471,606
Operating income (loss)	—	131,097	(41,141)	8,449	—	98,405
Interest expense, net	—	109,358	—	—	—	109,358
Other expenses (income), net	—	(99)	—	181	—	82
Income (loss) in equity investments in subsidiaries	(17,493)	(40,289)	4,180	—	53,602	—
Income (loss) before income taxes	(17,493)	(18,451)	(36,961)	8,268	53,602	(11,035)
Provision (benefit) for income taxes	—	(958)	3,328	—	—	2,370
Net income (loss)	(17,493)	(17,493)	(40,289)	8,268	53,602	(13,405)
Less: Net income attributable to non-controlling interest	—	—	—	4,088	—	4,088
Net income (loss) attributable to Engility	$(17,493)	$(17,493)	$(40,289)	$4,180	$53,602	$(17,493)

Net income (loss)	$(17,493)	$(17,493)	$(40,289)	$8,268	$53,602	$(13,405)
Other comprehensive income	—	1,699	632	—	—	2,331
Comprehensive income (loss)	(17,493)	(15,794)	(39,657)	8,268	53,602	(11,074)
Less: Net income attributable to non-controlling interest	—	—	—	4,088	—	4,088
Comprehensive income (loss) attributable to Engility	$(17,493)	$(15,794)	$(39,657)	$4,180	$53,602	$(15,162)

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2017

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$54,079	$14,349	$10,327	$—	$78,755
Investing activities:
Proceeds from sale of business, net of amount placed in escrow	—	22,349	—	—	—	22,349
Proceeds from sale of property, plant and equipment	—	2,902	—	—	—	2,902
Capital expenditures	—	(5,810)	—	—	—	(5,810)
Net cash provided by investing activities	—	19,441	—	—	—	19,441
Financing activities:
Repayment of long-term debt	—	(86,410)	—	—	—	(86,410)
Gross borrowings from revolving credit facility	—	270,000	—	—	—	270,000
Repayments of revolving credit facility	—	(270,000)	—	—	—	(270,000)
Payment of employee withholding taxes on share-based compensation	(1,501)	—	—	—	—	(1,501)
Dividends paid	(407)	—	—	—	—	(407)
Distributions to non-controlling interest member	—	—	—	(6,136)	—	(6,136)
Due (to) from subsidiaries	1,908	18,226	(14,608)	(5,526)	—	—
Net cash used in financing activities	—	(68,184)	(14,608)	(11,662)	—	(94,454)
Net change in cash and cash equivalents	—	5,336	(259)	(1,335)	—	3,742
Cash and cash equivalents, beginning of period	—	31,124	385	16,727	—	48,236
Cash and cash equivalents, end of period	$—	$36,460	$126	$15,392	$—	$51,978

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$—	$137,046	$(64,341)	$12,039	$—	$84,744
Investing activities:
Capital expenditures	—	(17,942)	—	—	—	(17,942)
Net cash used in investing activities	—	(17,942)	—	—	—	(17,942)
Financing activities:
Gross borrowings from issuance of long-term debt	—	1,180,000	—	—	—	1,180,000
Repayment of long-term debt	—	(1,199,018)	—	—	—	(1,199,018)
Gross borrowings from revolving credit facility	—	73,000	—	—	—	73,000
Repayments of revolving credit facility	—	(73,000)	—	—	—	(73,000)
Debt issuance costs	—	(9,988)	—	—	—	(9,988)
Proceeds from share-based payment arrangements	214	—	—	—	—	214
Payment of employee withholding taxes on share- based compensation	(1,777)	—	—	—	—	(1,777)
Dividends paid	(1,703)	—	—	—	—	(1,703)
Distributions to non-controlling interest member	—	—	—	(3,865)	—	(3,865)
Due (to) from subsidiaries	3,266	(65,578)	65,413	(3,101)	—	—
Net cash provided by (used in) financing activities	—	(94,584)	65,413	(6,966)	—	(36,137)
Net change in cash and cash equivalents	—	24,520	1,072	5,073	—	30,665
Cash and cash equivalents, beginning of period	—	18,313	29	11,680	—	30,022
Cash and cash equivalents, end of period	$—	$42,833	$1,101	$16,753	$—	$60,687

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

Executive Summary

Our revenue is spread over a diverse mix of activities and services with no single program accounting for more than 10% of our revenue for the three and nine months ended September 29, 2017 and September 30, 2016.  Revenue for the third quarter of 2017 was $487 million, a decrease of $25 million compared to the third quarter of 2016. Revenue decreased primarily as a result of the sale of International Resources Group Ltd. (IRG) in the first quarter of 2017, ongoing impact from contracts moving to small businesses, contracts that came to the end of their period of performance and new business and recompete wins that were not sufficient to replace the revenue on completed contracts. The primary drivers of this decline were $12 million in decreased DoD-related revenue and $22 million in decreased federal civilian-related contract revenue, which included a decrease of $13 million related to the sale of IRG, partially offset by $9 million in increased intelligence-related contract revenue.

Selling, general and administrative expenses for the third quarter of 2017 were $33 million, a decrease of $6 million compared to the third quarter of 2016. The decrease in selling, general and administrative expenses primarily resulted from lower costs in the third quarter of 2017 due to the sale of IRG and lower restructuring-related expenses.

Our operating income for the third quarter of 2017 and 2016 was $36 million and $37 million, respectively. The decrease in operating income was primarily due to the decline in revenue, partially offset by higher contract profit and lower selling, general and administrative expenses in the three months ended September 29, 2017 as compared to the three months ended September 30, 2016.

Economic Opportunities, Challenges, and Risks

Our cost plus percentage has continued to increase as our portfolio has become somewhat more concentrated in Intel customers. Generally speaking, profit margins tend to be higher on fixed-price and time-and-material type contracts due to the additional risk assumed by the contractor. The percentage of our revenue coming from cost-type contracts has continued to increase over time. This is due in part to a larger portion of our revenues coming from intelligence community customers, which tend to favor cost-type contracts. To date, we have been able to preserve our operating margins by driving increased efficiencies in our business. If however an increasing percentage of our contract portfolio continues to move to cost-type contracts, we could experience downward pressure on operating margins.

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

Key Performance Indicators

Total Backlog

	September 29,	December 31,
	2017	2016
	(in millions)
Funded	$623.6	$700.0
Unfunded	3,089.2	2,913.7
Total	$3,712.8	$3,613.7

We define total backlog as the value of firm orders received from customers, less the cumulative amount of revenue recognized on such orders and customer deobligations.  Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer) including unexercised options on multi-year contracts.  Total backlog excludes potential orders under multiple award IDIQ contracts. At December 31, 2016, total backlog included $188 million related to IRG which was removed from total backlog at the date of the sale.  We expect that substantially all of our funded backlog at September 29, 2017 will generate revenue during the next twelve month period.

Net Bookings and Book-to-Bill

For the third quarter of 2017, net bookings were $541 million, representing a total net book-to-bill of 1.1x. Net bookings represent the estimated amount of revenue to be earned in the future from funded and negotiated unfunded contract awards that were received during the period. Our total net book-to-bill is calculated as net bookings divided by revenue.

Days Sales Outstanding

Days sales outstanding (DSO), net of advanced payments, was 57 days as of September 29, 2017 and 56 days as of December 31, 2016.  DSO is calculated as net receivables less advance payments and billings in excess of costs incurred, divided by daily revenue (total revenue for the quarter divided by 90 days).

Revenue by Contract Type

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Cost plus	66.7%	61.5%	64.7%	60.2%
Time and material	16.7%	18.3%	17.7%	19.4%
Fixed price	16.6%	20.2%	17.6%	20.4%
Total	100.0%	100.0%	100.0%	100.0%

Prime Contractor Revenue

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Prime	83.6%	82.7%	82.6%	82.5%
Sub	16.4%	17.3%	17.4%	17.5%
Total	100.0%	100.0%	100.0%	100.0%

Revenue by Customer

	Three Months Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
DoD	39.7%	40.0%	40.3%	40.6%
Federal Civilian	23.0%	26.2%	23.3%	26.6%
Intel	37.3%	33.8%	36.4%	32.8%
Total	100.0%	100.0%	100.0%	100.0%

Results of Operations — Three Months Ended September 29, 2017 Compared to Three Months Ended September 30, 2016

The following tables provide our selected financial data for the three months ended September 29, 2017 and September 30, 2016.

	Three Months Ended
	September 29, 2017		September 30, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Revenue	$487.1	100.0%	$511.8	100.0%	$(24.7)	(4.8)%

Revenue: For the three months ended September 29, 2017, revenue was $487 million compared to revenue for the three months ended September 30, 2016 of $512 million, a decline of $25 million, or 4.8%. Revenue decreased primarily as a result of the sale of IRG, ongoing impact from contracts moving to small businesses, contracts that came to the end of their period of performance and new business and recompete wins that were not sufficient to replace the revenue on completed contracts.  The primary drivers of this revenue decline were $12 million in decreased DoD-related revenue and $22 million in decreased federal civilian-related contract revenue, which included a decrease of $13 million related to the sale of IRG, partially offset by $9 million in increased intelligence-related contract revenue.

	Three Months Ended
	September 29, 2017		September 30, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Cost of revenue	$417.6	85.7%	$435.6	85.1%	$(18.0)	(4.1)%

Cost of revenue: Total cost of revenue was $418 million for the three months ended September 29, 2017, a decrease of 4.1%, compared to $436 million for the three months ended September 30, 2016. The decrease in cost of revenue was driven by a decline in revenue of $25 million, or 4.8%, for the three months ended September 29, 2017 compared to the three months ended September 30, 2016. Cost of revenue as a percentage of total revenue was 85.7% for the three months ended September 29, 2017 compared to 85.1% for the three months ended September 30, 2016.

	Three Months Ended
	September 29, 2017		September 30, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Selling, general and administrative expenses	$33.3	6.8%	$39.3	7.7%	$(6.0)	(15.3)%

Selling, general and administrative expenses: For the three months ended September 29, 2017, selling, general and administrative expenses were $33 million compared to $39 million for the three months ended September 30, 2016. Selling, general and administrative expenses as a percentage of revenue was 6.8% for the three months ended September 29, 2017, compared to 7.7% for the three months ended September 30, 2016. The decrease in selling, general and administrative expenses and as a percentage of revenue primarily resulted from lower costs in the third quarter of 2017 due to the sale of IRG and lower restructuring-related expenses.

	Three Months Ended
	September 29, 2017		September 30, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Operating income	$36.3	7.4%	$36.9	7.2%	$(0.6)	(1.7)%

Operating income and operating margin: Operating income for the three months ended September 29, 2017 and September 30, 2016 was $36 million and $37 million, respectively. Operating margin was 7.4% for the three months ended September 29, 2017, compared to 7.2% for the three months ended September 30, 2016. The decrease in operating income was primarily due to the decline in revenue, partially offset higher contract profit and lower selling, general and administrative expenses in the three months ended September 29, 2017, as compared to the three months ended September 30, 2016.

	Three Months Ended
	September 29, 2017		September 30, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Interest expense, net	$19.7	4.1%	$50.9	9.9%	$(31.1)	(61.2)%

Interest expense: During the three months ended September 29, 2017, net interest expense was $20 million, compared to $51 million for the three months ended September 30, 2016. The decrease in net interest expense was primarily due to costs recorded in the three months ended September 29, 2017 related to the repricing of our term loan debt in the third quarter of 2017 of approximately $1 million compared to $28 million of costs recorded in the three months ended September 30, 2016 in conjunction with the refinancing of the Company’s credit facilities.  Lower weighted average borrowing rates and debt balances in the three months ended September 29, 2017 also contributed to the decrease in interest expense.  Our weighted average outstanding loan balance for the three months ended September 29, 2017 was $1,060 million, which accrued interest at a weighted average borrowing rate of approximately 5.85%. Our weighted average outstanding loan balance for the three months ended September 30, 2016 was $1,145 million, which accrued interest at a weighted average borrowing rate of approximately 7.58%.

	Three Months Ended
	September 29, 2017		September 30, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Income (loss) before provision for income taxes	$16.5	3.4%	$(14.0)	(2.7)%	$30.5	NM
Provision for income taxes	5.6	1.2%	1.3	0.3%	4.3	NM
Net income (loss)	$10.9	2.2%	$(15.3)	(3.0)%	$26.2	NM
Effective tax rate	34.1%		(9.6)%

*NM = Not meaningful

Provision for income taxes and effective income tax rate: The provision for income taxes for the three months ended September 29, 2017 was $6 million as compared to $1 million for the three months ended September 30, 2016. The effective tax rate for the three months ended September 29, 2017 was 34.1% as compared to (9.6)% for the three months ended September 30, 2016. The increase in the provision for income taxes and the effective tax rate, which includes the effects of discrete items, was primarily due to the earnings impact from our joint venture relative to our overall increased earnings for the three months ended September 29, 2017 as compared to the three months ended September 30, 2016.

The Company intends to file income tax exemption requests with the Afghanistan Revenue Department of the Ministry of Finance with regards to its prime and subcontractor contracts in that jurisdiction.  If successful, the Company will reverse income tax reserves in the period the exemptions are received.  The reversal of the income tax reserves will be primarily offset by a reversal of the associated deferred tax assets with the remaining difference benefiting our provision for income taxes.

	Three Months Ended
	September 29, 2017		September 30, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Net income (loss) attributable to Engility	$9.8	2.0%	$(16.8)	(3.3)%	$26.6	(158.5)%

Net income (loss) attributable to Engility: Net income attributable to Engility was $10 million for the three months ended September 29, 2017 compared to a net loss attributable to Engility of $17 million for the three months ended September 30, 2016. The increase in net income attributable to Engility for the three months ended September 29, 2017 compared to the same period in 2016 was a result of reasons previously mentioned, as well as an increase in income from our joint venture.

Results of Operations — Nine Months Ended September 29, 2017 Compared to Nine Months Ended September 30, 2016

The following tables provide our selected financial data for the nine months ended September 29, 2017 and September 30, 2016.

	Nine Months Ended
	September 29, 2017		September 30, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Revenue	$1,467.0	100.0%	$1,570.0	100.0%	$(103.0)	(6.6)%

Revenue: For the nine months ended September 29, 2017, revenue was $1,467 million compared to $1,570 million for the nine months ended September 30, 2016, a decrease of $103 million, or 6.6%. Revenue decreased primarily as a result of the sale of IRG, ongoing impact from contracts moving to small businesses, contracts that came to the end of their period of performance and new business and recompete wins that were not sufficient to replace the revenue on completed contracts.  The primary drivers of this revenue decline were $47 million in decreased DoD-related revenue and $75 million in decreased federal civilian-related contract revenue, which included a decrease of $43 million related to the sale of IRG, partially offset by $19 million in increased intelligence-related contract revenue.

	Nine Months Ended
	September 29, 2017		September 30, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Cost of revenue	$1,255.6	85.6%	$1,341.8	85.5%	$(86.2)	(6.4)%

Cost of revenue: Total cost of revenue was $1,256 million for the nine months ended September 29, 2017, a decrease of 6.4%, compared to $1,342 million for the nine months ended September 30, 2016. The decrease in cost of revenue was driven by a decrease in revenue of $103 million, or 6.6%, for the nine months ended September 29, 2017 compared to the nine months ended September 30, 2016. Cost of revenue as a percentage of total revenue was 85.6% for the nine months ended September 29, 2017, compared to 85.5% for the nine months ended September 30, 2016.

	Nine Months Ended
	September 29, 2017		September 30, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Selling, general and administrative expenses	$107.3	7.3%	$129.8	8.3%	$(22.5)	(17.3)%

Selling, general and administrative expenses: For the nine months ended September 29, 2017, selling, general and administrative expenses were $107 million, compared to $130 million for the nine months ended September 30, 2016. Selling, general and administrative expenses as a percentage of revenue was 7.3% for the nine months ended September 29, 2017, compared to 8.3% for the nine months ended September 30, 2016. The decrease in selling, general and administrative expenses and as a percentage of revenue primarily resulted from lower costs in the nine months ended September 29, 2017 due to the sale of IRG, lower acquisition, restructuring and amortization-related expenses and reductions in expenses to maintain our overall competitiveness.  Acquisition and restructuring expense for the nine months ended September 29, 2017 were $4 million as compared to $8 million for similar expenses for the nine months ended September 30, 2016.  Amortization expense related to identifiable intangible assets obtained in conjunction with the acquisitions of TASC and Dynamics Research Corporation (DRC) for the nine months ended September 29, 2017 and September 30, 2016 were $19 million and $22 million, respectively.

	Nine Months Ended
	September 29, 2017		September 30, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Operating income	$104.1	7.1%	$98.4	6.3%	$5.7	5.8%

Operating income and operating margin: Operating income for the nine months ended September 29, 2017 was $104 million, compared to $98 million for the nine months ended September 30, 2016. Operating margin was 7.1% for the nine months ended September 29, 2017, compared to 6.3% for the nine months ended September 30, 2016. The increase in operating income and operating margin was primarily due to the decrease in selling, general and administrative expenses, partially offset by the decline in revenue in the nine months ended September 29, 2017, as compared to the nine months ended September 30, 2016.

	Nine Months Ended
	September 29, 2017		September 30, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Interest expense, net	$59.2	4.0%	$109.4	7.0%	$(50.2)	(45.9)%

Interest expense, net: During the nine months ended September 29, 2017, net interest expense was $59 million compared to $109 million for the nine months ended September 30, 2016. The decrease in net interest expense was primarily due to costs recorded in the nine months ended September 29, 2017 related to the repricing of our term loan debt in 2017 of approximately $3 million compared to $28 million of costs recorded in the nine months ended September 30, 2016 in conjunction with the refinancing of the Company’s credit facilities.  Lower weighted average borrowing rates and debt balances in the nine months ended September 29, 2017 also contributed to the decrease in interest expense.  Our weighted average outstanding loan balance for the nine months ended September 29, 2017 was $1,088 million, which accrued interest at a weighted average borrowing rate of approximately 5.97%. Our weighted average outstanding loan balance for the nine months ended September 30, 2016 was $1,149 million, which accrued interest at a weighted average borrowing rate of approximately 8.61%.

	Nine Months Ended
	September 29, 2017		September 30, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Income (loss) before provision for income taxes	$44.7	3.0%	$(11.0)	(0.7)%	$55.8	NM
Provision for income taxes	16.7	1.1%	2.4	0.2%	14.3	NM
Net income (loss)	$28.1	1.9%	$(13.4)	(0.9)%	$41.5	NM
Effective tax rate	37.3%		(21.5)%

*NM = Not meaningful

Provision for income taxes and effective income tax rate: The provision for income taxes for the nine months ended September 29, 2017 was $17 million compared to $2 million for the nine months ended September 30, 2016. The effective tax rate for the nine months ended September 29, 2017 was 37.3% as compared to (21.5)% for the nine months ended September 30, 2016. The increase in the provision for income taxes and the effective tax rate, which includes the effects of discrete items, was primarily due to increased earnings and the sale of IRG in the first quarter of 2017.

The Company intends to file income tax exemption requests with the Afghanistan Revenue Department of the Ministry of Finance with regards to its prime and subcontractor contracts in that jurisdiction.  If successful, the Company will reverse income tax reserves in the period the exemptions are received.  The reversal of the income tax reserves will be primarily offset by a reversal of the associated deferred tax assets with the remaining difference benefiting our provision for income taxes.

	Nine Months Ended
	September 29, 2017		September 30, 2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Net income (loss) attributable to Engility	$24.4	1.7%	$(17.5)	(1.1)%	$41.9	(239.3)%

Net income (loss) attributable to Engility: Net income attributable to Engility was $24 million for the nine months ended September 29, 2017 compared to a net loss attributable to Engility of $17 million for the nine months ended September 30, 2016. The increase in net income attributable to Engility for the nine months ended September 29, 2017 compared to the same period in 2016 was a result of reasons previously mentioned, as well as an increase in income from our joint venture.

Liquidity and Capital Resources

Our primary cash needs are for debt service, working capital, and strategic investments or acquisitions. Under our debt obligations, our average quarterly required payments include principal of $7 million and estimated interest of approximately $15 million. We currently believe that our cash from operations, together with our cash on hand and available borrowings under the 2016 Credit Facility, are adequate to fund our operating needs for at least the next twelve months. As of September 29, 2017, our availability under the revolving portion of our 2016 Credit Facility was $163 million, net of outstanding letters of credit.

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

The total amount of our accounts receivable can vary significantly over time but is generally very sensitive to recent revenue levels. Total accounts receivable typically range from 55 to 60 DSO, calculated on trailing three months of revenue. Our DSO, net of advance payments, was 57 days as of September 29, 2017 and 56 days as of December 31, 2016.

The following table represents cash flows for the nine months ended September 29, 2017 and September 30, 2016.

	Nine Months Ended
	September 29, 2017	September 30, 2016
	(in millions)
Net cash provided by operating activities	$78.8	$84.7
Net cash provided by (used in) investing activities	19.4	(17.9)
Net cash used in financing activities	(94.5)	(36.1)
Net change in cash and cash equivalents	$3.7	$30.7

 Cash Provided by Operating Activities

We generated $79 million of cash from operating activities during the nine months ended September 29, 2017, compared to cash generated of $85 million during the nine months ended September 30, 2016.  The decrease in cash generated from operating activities primarily reflects higher employment and benefit related payments and higher accounts receivable, partially offset by lower cash interest payments in the nine months ended September 29, 2017 compared to the nine months ended September 30, 2016.

Cash Provided by (Used in) Investing Activities

During the nine months ended September 29, 2017 cash provided by investing activities was $19 million compared to cash used in investing activities of $18 million in the nine months ended September 30, 2016.  Cash provided by investing activities for the nine months ended September 29, 2017 primarily consisted of proceeds of $22 million received from the sale of IRG, which excludes an indemnity escrow of approximately $2 million.  During the nine months ended September 29, 2017 and September 30, 2016, cash used in investing activities for the payments of capital expenditures was $6 million and $18 million, respectively.

Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended September 29, 2017 and September 30, 2016 was $94 million and $36 million, respectively. During the nine months ended September 29, 2017, we repaid a total of $86 million of debt under the 2016 Credit Facility, including the prepayment of $66 million of Term B2 Loan debt. The repayment of debt included $20 million from proceeds of the sale of IRG. During the nine months ended September 30, 2016, in addition to regular mandatory principal payments we purchased $10 million of second lien term loan debt and prepaid $20 million of term loan debt.

2016 Credit Facility

In February 2017, we repriced our existing term loans under the 2016 Credit Facility in order to reduce the interest rate margin applicable thereto, and in August 2017 we further repriced our existing term loans under the 2016 Credit Facility. In the aggregate, the February 2017 and August 2017 repricing of term loan debt are expected to lower our interest expense in 2017 by approximately $5 million after fees and expenses of approximately $3 million.  In addition, the debt refinancing that we completed in August 2016 lowered our annualized interest expense by approximately $23 million at the time of the refinancing. For a summary of the terms of the 2016 Credit Facility, see Note 7 to the accompanying Unaudited Consolidated Financial Statements and Note 11 to our audited consolidated financial statement in our 2016 Form 10-K.

As of September 29, 2017 we did not have an outstanding balance on our revolving line of credit, and our availability under the revolving portion of the 2016 Credit Facility was $163 million, net of outstanding letters of credit.

	September 29,	December 31,
	2017	2016	Change
	(in millions)
Net debt
Total debt	$1,037.4	$1,123.8	$(86.4)
Less: Cash	(52.0)	(48.2)	(3.8)
Net debt	$985.4	$1,075.6	$(90.2)

Available liquidity
Cash	$52.0	$48.2	$3.8
Revolver availability	163.4	163.1	0.3
Total available liquidity	$215.4	$211.3	$4.1

Off-Balance Sheet Arrangements

At September 29, 2017, we had no significant off-balance sheet arrangements other than $2 million of outstanding letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers. These letters of credit may be drawn upon in the event of Engility’s nonperformance.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates for borrowings under our 2016 Credit Facility. A hypothetical 1% increase in interest rates would have increased our interest expense by approximately $8 million for the nine months ended September 29, 2017 and likewise decreased our income and cash flows.

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

Management, with the participation of our CEO and our CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15-15(e) of the Exchange Act, as of September 29, 2017, the end of the period covered by this Form 10-Q. Based on their evaluation, our CEO and CFO concluded that, as of September 29, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2017 that materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 10 to the accompanying Unaudited Consolidated Financial Statements contained in this report and is incorporated by reference into this Part II, Item 1.

ITEM 1A.  RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The “Risk Factors” section of our 2016 Form 10-K describes risk and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. With the exception of the updated risk factor below, we believe that there have been no material changes to the risk factors previously disclosed in our 2016 Form 10-K.

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

On a fixed-price type service contract, we agree to perform the contractual statement of work for a predetermined sales price. Although a fixed-price type contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased costs may reduce our profit or cause us to sustain losses on the contract. This may result in greater risk to our business than under a cost-plus type and time and- material type contracts where we generally do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts.

Generally speaking, profit margins tend to be higher on fixed-price and time-and-material type contracts due to the additional risk assumed by the contractor. The percentage of our revenue coming from cost-type contracts has continued to increase over time. This is due in part to a larger portion of our revenues coming from intelligence community customers, which tend to favor cost-type contracts.  To date, we have been able to preserve our operating margins by driving increased efficiencies in our business. If however an increasing percentage of our contract portfolio continues to move to cost-type contracts, we could experience downward pressure on operating margins.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibits
10.1

Second Amendment to Credit Agreement, dated August 14, 2017, by and among Engility Holdings, Inc., Engility Corporation, the Guarantors party thereto, the Lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent, Collateral Agent, Swingline Lender and Issuing Bank (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 15, 2017 (file No. 001-35487)).

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

Date: November 2, 2017