Form 10-K
period 2017-12-31
Engility Holdings, Inc.
filed 2018-03-02
CIK 1544229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

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

The aggregate market value of Engility Holdings, Inc. common stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $504,983,723.

As of February 26, 2018, there were issued and outstanding 36,860,915 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 24, 2018	Part III

i

fORWARD LOOKING STATEMENTS

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: (a) the loss or delay of a significant number of our contracts, or unexpected delays in customer payments under our contracts; (b) a decline in or a redirection of the U.S. budget for government services; (c) future shutdowns of the U.S. government, or a failure of the U.S. Congress to approve increases to the Federal debt ceiling; (d) the Department of Defense’s wide-ranging efficiencies initiative, which targets affordability and cost growth; (e) the intense competition for contracts in our industry, as well as the frequent protests by unsuccessful bidders; (f) our indefinite delivery, indefinite quantity (IDIQ) contracts, which are not firm orders for services, and could generate limited or no revenue; (g) our government contracts, which contain unfavorable termination provisions and are subject to a government audit and modification; (h) the mix of our cost-plus, time-and-material and fixed-price type contracts; (i) our ability to attract and retain key management and personnel; (j) the impairment of our goodwill, which represent a significant portion of the assets on our balance sheet, other intangible assets or long-lived assets; (k) changes in regulations or any negative findings from a U.S. government audit or investigation; (l) current and future legal and regulatory proceedings; (m) risks associated with our international operations; (n) information security threats and other information technology disruptions; (o) our significant level of indebtedness, our ability to comply with the terms of our debt agreements and our ability to finance our future operations, if necessary; (p) U.S. Federal income tax assets and liabilities that relate to the distribution in the Spin-Off of Engility and our February 2015 acquisition of TASC, Inc. (TASC); and (q) other factors set forth under the heading “Risk Factors” in this Annual Report. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.

You should not put undue reliance on any forward-looking statements in this Annual Report. These forward-looking statements speak only as of the date of this Annual Report and we do not have any intention or obligation to update forward-looking statements after we distribute this Annual Report.

ii

ABOUT ENGILITY

PART 1

Item 1. Our Business

OVERVIEW

At Engility Holdings, Inc. our 8,700 employees share a single goal: to relentlessly support our customers in improving global stability, security and safety. We offer a broad range of highly technical services, leveraging our strengths in systems engineering, cybersecurity, high performance computing, enterprise modernization, and training and mission operations to solve our customers’ most difficult challenges.

Engility was formed as a result of its spin-off from L3 Technologies (formerly, L-3 Communications Holdings, Inc.) (L3) in July 2012.  Engility has provided mission critical services to the U.S. government for more than 60 years. During the past five years, we completed two transformative acquisitions – Dynamics Research Corporation (DRC) in 2014 and TASC, Inc. (TASC) in 2015. These acquisitions enabled us to diversify our customer base and capabilities, add substantial scale to our business and increase our addressable market.

During 2017, we streamlined our operating structure around three business groups – Intelligence Solutions, Space and Mission Systems and Defense and Security – to improve customer intimacy, enhance employee collaboration, and drive efficiencies throughout the organization so we could further invest in growth-related activities. These groups serve a broad range of customers, including the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Department of State (DoS), Federal Aviation Administration (FAA), Department of Homeland Security (DHS), and space-related and intelligence community agencies, including the Central Intelligence Agency (CIA), the National Security Agency (NSA), the National Geospatial-Intelligence Agency (NGA), Defense Intelligence Agency (DIA), the National Reconnaissance Office (NRO), National Aeronautical and Space Administration (NASA) and U.S. Air Force Space Command (AFSPC).

Our Strategy

Our business strategy is anchored by three key objectives: (i) deliver sustained organic revenue growth, (ii) attract, retain and develop the best talent in our industry and (iii) strengthen our balance sheet by deploying our significant cash flows to pay down debt.

ABOUT ENGILITY

Deliver Sustained Organic Revenue Growth

We seek to deliver sustained organic revenue growth by:

•

Delivering Differentiated Solutions. We strive to deliver innovative solutions to solve our nation’s toughest challenges, with focus on growth areas such as cybersecurity, enterprise modernization and mission operations support. For example, in October 2017, we launched Synthetic AnalystTM, Engility’s artificial intelligence solution that augments, automates and accelerates how human analysts operationalize Big Data for more swift and precise mission execution. This technology was developed for our Intelligence Solutions customers, but has applicability across our Space and Defense customers as well.  In addition, in May 2017, we introduced Cloud ASCEND™, a methodology for enterprise cloud architecture, migration and optimization.

•

Strengthening Trusted Relationships with our Customers. A strong customer reputation is critical to both expanding our current customer base and penetrating new and adjacent markets. Our exceptional program performance is evidenced by our high contract award fee and customer satisfaction scores, as well as our significant number of sole source contract awards. In 2017, sole source contract awards accounted for approximately 52% of our total awards, which reflects the trust and confidence we have built with our customers.

•

Expanding the use of GWAC and IDIQ Contract Vehicles. In 2017, we increased our focus on winning additional task orders under our substantial portfolio of government-wide acquisition contract (GWAC) and indefinite delivery, indefinite quantity (IDIQ) vehicles.

•

Expanding into High Growth Markets. During 2017, we expanded our presence in certain locations that have strategic importance to our customers. These new locations included an office in Augusta, Georgia, to expand our presence with the Army Cyber Command, and an additional office in Houston, Texas to better support the NASA Johnson Space Center.

Attract and Retain the Best Talent in Our Industry

We seek to attract the best talent in our industry by:

•

Investing in Talent. Our success depends on the strength of our employees. Over the last 18 months, we made substantial progress on our human capital initiatives, attracting new leadership to several key functions within our organization. We also have invested in our employees through enhancements to our benefits, training and development programs. These initiatives have led to an increase in employee engagement and new hire referral rates, and lowered our attrition rate.

•

Forming Partnerships. We established key partnerships in 2017 to enhance our recruiting efforts in our primary markets. As an example, we partnered with the Astronaut Scholarship Foundation to enhance recruiting efforts in the growing space community. We also entered into a partnership with the Center for Cyber Safety and Education to offer cyber certification scholarships to military veterans. This scholarship will help us recruit veterans with clearances and highly sought-after cyber skills.

Strengthen the Balance Sheet

We are undertaking the following initiatives to strengthen our balance sheet:

•

Effectively Managing our Debt. After refinancing our outstanding debt in 2016, we repriced our floating-rate debt twice in the first nine months of 2017. As a result of these initiatives, we are realizing approximately $30 million in annualized cash interest savings at December 31, 2017 debt levels. We also took action to hedge a material portion of our floating rate debt from 2018 through 2020 given the anticipated rise in interest rates.

•

Generating Strong Operating Cash Flow. In 2017, we used our strong cash flow generated by our operations and refinancing activities and significant tax attributes to repay approximately $110 million of our outstanding indebtedness.

ABOUT ENGILITY

Our Capabilities

We support our customers with a wide range of specialized technological and mission expertise. Our portfolio of offerings are assembled around capabilities that our customers demand and require.

Systems Engineering and Integration (SE&I). We provide engineering and integration solutions that support our customers throughout the acquisition and sustainment lifecycle of their programs. Our SE&I service offerings include engineering and technology lifecycle support, information assurance, modeling and simulation, and architecture analysis and modernization.

Cybersecurity. The U.S. government has identified cyber security as a top priority—from the DoD’s need to harden weapon systems from attacks to the Department of Homeland Security’s mission of protecting our country’s critical infrastructure. We modernize and develop new systems with cyber resiliency at its core with offerings that include vulnerability assessments and penetration testing, independent test and evaluation, cybersecurity systems engineering, cyber quick reaction range capability, and cyber hunting.

High Performance Computing. Our legacy of high performance computing (HPC) stretches back a quarter of a century. We collaborate with scientists, technologists and decision-makers across the Federal government, industry and academia to apply complex science to real-world challenges. Our HPC capabilities include architecture and infrastructure design, data management and analytics, integration and testing, and systems operation, optimization and sustainment.

Enterprise Modernization. Engility’s enterprise services and systems optimize operations, increase cost efficiencies and improve mission effectiveness. Our offerings include architecture analysis and modernization, I.T. services and solutions, including our recently developed Cloud ASCEND™ solution, and agile software development and integration.

Mission and Operations Support. With Engility’s expertise in mission strategy, tactics and technical execution, we provide solutions that give our customers flexibility, efficiency and effectiveness in accomplishing their critical missions, including in the following areas: artificial intelligence, our Synthetic Analyst™ solution, space launch and space flight, law enforcement, intelligence analysis, air traffic management, engineering and fabrication, and communication data exchange through our Joint Range Extender (JRE) system.

Readiness and Training. From curriculum design and development to training implementation and evaluation, we help domestic and international clients prepare to meet the challenges of increasingly complex environments and missions. Our readiness and training solutions include training development, learning and knowledge management and QuickRange™, our turn-key, modular shooting range.

ABOUT ENGILITY

Our Customers

We have strong and long-standing relationships with the U.S. government customers we serve, both domestically and abroad. We have long-standing customer relationships and our team members have built a reputation of trust and reliability. To best service these customers, in 2017, we consolidated our operations into three groups – Intelligence Solutions, Space and Mission Systems and Defense and Security.

Intelligence Solutions

Drawing upon 40 years of experience and a team with significant mission and technical expertise, the Intelligence Solutions Group (ISG) provides leading-edge solutions and capabilities to the intelligence community. Significant activities include:

•	We have highly technical intelligence analysts that support our customer’s missions.
•	We developed Synthetic Analyst™, a new kind of artificial intelligence (AI) that can cost-effectively increase government productivity by automating, augmenting and accelerating mission decisions.
•	Our team partnered with NGA to design the Innovative GEOINT App Provider Program to provide the NGA unprecedented access to Silicon Valley and non-traditional commercial vendors.

Space and Mission Systems

Our Space and Mission Systems Group (SMSG) brings responsive, sophisticated aerospace and systems engineering expertise and tools—tested through 50 years of service to our nation’s space enterprise and mission operations. Key work performed by SMSG includes:

•	Delivering systems engineering and integration expertise to the U.S. Air Force Space and Missile Systems Center to ensure Global Positioning Systems (GPS) quality, functionality and cybersecurity.

•	Enhancing high performance computing codes to help NOAA, FDA, and the DoD improve the performance and effectiveness of complex aeronautical, cyber, biological, and weather/climate simulations.

•	Providing technical and engineering services to the U.S. Federal Aviation Administration’s efforts to modernize the country’s air traffic management system.

ABOUT ENGILITY

Defense and Security

With more than 55 years of experience, Engility is a trusted and committed partner of the U.S. Department of Defense, including every service branch of the U.S. military. Our Defense and Security Group (DSG) works closely with the DoD to optimize the warfighter mission readiness and increase operating tempo. Key engagements include:

•	Developing the first U.S. Air Force Cyber Vulnerability Assessment/Hunt capability to seek, identify and understand adversaries within the defender’s network.

•	Delivering Navy synthetic fleet training for units to develop operator-level proficiency and validation of tactics, techniques and procedures prior to real-world operations.

•	Providing technical expertise to the Army Research Laboratory to perform advanced research in robotics to support and protect the warfighters.

Competition

We serve a broad range of customers within the government services market and compete against a range of companies that specialize in certain segments of the market as well as others that cut across a broader range of customers. Those competitors that are most like Engility in terms of their breadth of market coverage include services-focused companies such as Booz Allen Hamilton Holding Corporation, CACI International Inc., CSRA Inc., Leidos Holdings, Inc., ManTech International Corporation, Science Applications International Corporation (SAIC), and Vencore; operating units of large multi-segment defense contractors and industry conglomerates including AECOM Technology Corporation, BAE Systems, Inc., General Dynamics Corporation, KBR, Inc., Jacobs Engineering Group Inc., Northrop Grumman Corporation and Raytheon Company as well as many other large and small entities depending on the expertise requirements of government customers.

Our Employees

Our employees are our most valuable resource. We are in continuous competition for highly-skilled professionals in virtually all of our business areas. The success and growth of our business is significantly correlated with our ability to recruit, train, promote and retain high quality people at all levels of the organization. As of December 31, 2017, we employed approximately 8,700 individuals globally and operated in 44 countries, with approximately 14% of our employees located outside of the United States. We are led by an experienced executive team, which is composed of industry, U.S. military and government veterans.

Our Contracts

As of December 31, 2017, we had over 2,000 active contracts and task orders that require our presence in 44 countries. We have access to task orders on a large number of U.S. GWACs and IDIQ contract vehicles. We also have strong teaming relationships with our industry peers, which allow us access to numerous other contract vehicles. For the year ended December 31, 2017, our ten largest contracts represented approximately 28% of our consolidated revenue and no single contract accounted for more than 7% of our consolidated revenue. We generated approximately 83% of our revenue as a prime contractor in fiscal year 2017.

Generally, our contract types are cost reimbursable or fixed price, of which the latter includes time and materials pricing. On a cost-type contract, we are paid our allowable direct and indirect incurred costs up to a contractually defined ceiling plus a fee that can be fixed or variable. On a fixed-price contract, we agree to perform a contract’s statement of work for a contractually defined sales price. On time-and-material type contracts, we are paid for direct labor, commonly in hours, performed at contractually defined fixed-price rates and materials with direct and indirect cost.

ABOUT ENGILITY

The graphs below provide our contract mix as a percentage of total revenue as of December 31, 2017, both by contract type and prime contract versus subcontract.

Backlog

We define total backlog as the value of firm orders received from customers, less the cumulative amount of revenue recognized on such orders and customer deobligations. Total backlog includes both funded backlog (firm orders for which funding is contractually obligated by the customer) and unfunded backlog (firm orders for which funding is not currently contractually obligated by the customer) including unexercised options on multi-year contracts. Total backlog includes potential orders under single award IDIQ contracts, however, it excludes potential orders under multiple award IDIQ contracts.

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

U.S. government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government, agency-specific regulations that implement or supplement FAR, such as the DoD’s Defense Federal Acquisition Regulation Supplement, and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. In addition, government contractors are also subject to routine audits and investigations by U.S. government agencies such as the Defense Contract Audit Agency (DCAA). We are also involved in U.S. government programs which are classified by the U.S. government and cannot be specifically described in this Annual Report.  Although virtually all of our revenues come from the U.S. government, a material amount of our work on behalf of the U.S. government is conducted internationally. As a result, our international operations are subject to a number of additional government laws, regulations and policies, both U.S. and foreign, including the International Traffic in Arms Regulations (ITAR) and the Foreign Corrupt Practices Act (FCPA), and their comparable foreign law equivalents.

ABOUT ENGILITY

Additional Information

On February 26, 2015, we completed the acquisition of TASC, a leading professional services provider to the national security and public safety markets. Our common stock trades on the New York Stock Exchange (NYSE) under the symbol “EGL.”

As a condition to the merger agreement in connection with the acquisition of TASC, we entered into a Stockholders Agreement, dated February 26, 2015 and amended as of February 28, 2018, with Birch Partners, LP (Birch), and for the limited purposes set forth therein, certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR) and certain investment funds affiliated with General Atlantic LLC (GA) (the Stockholders Agreement). The Stockholders Agreement establishes certain rights, restrictions and obligations of Birch, KKR and GA and sets forth certain governance and other arrangements relating to Engility, including the right of Birch to designate (i) four directors for nomination to our board of directors for so long as each of KKR and GA (including their respective affiliates) beneficially own at least 50% of the shares of our common stock it owned as of the date of the Stockholders Agreement or (ii) two directors for nomination to our board of directors for so long as each of KKR and GA (including their respective affiliates) beneficially own at least 25% (but less than 50%) of the shares of our common stock it owned as of the date of the Stockholders Agreement.

Our principal executive offices are located at 4803 Stonecroft Blvd., Chantilly, Virginia 20151. Our telephone number is    703-633-8300. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports will be made available free of charge through the Investor Relations section of our website (http://www.engility.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Material contained on our website is not incorporated by reference into this report.

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

RISK FACTORS

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

Risks Related to Our Business

We rely almost exclusively on contracts with U.S. government entities or their prime contractors. The loss or delay of a significant number of these contracts would have a material adverse effect on our results of operations and cash flows.

Our revenue is derived almost exclusively from providing services under contracts with agencies of, and prime contractors to, the U.S. government. In 2017, virtually all of our revenue came from the U.S. government. Aggregate revenue from our ten largest contracts amounted to approximately $539 million, or 28%, of our revenue for the year ended December 31, 2017. The loss or delay of one or more of our large contracts, or a significant number of smaller contracts, would have a material adverse effect on our results of operations and cash flows.

In addition, the U.S. government continues to experience a substantial delay in its contract actions, which has resulted in, and is likely to continue to result in, delays of new awards we depend on for new or increased revenue or a delay in our receipt of revenue under these awards. These delays are caused by a number of factors, including uncertainty among our customers regarding the availability of funds to procure new programs and services, and other factors related to, but not limited to, budget uncertainties, as discussed below.

There is intense competition for contracts in our industry and awards are frequently protested by unsuccessful bidders. Thus, we may not be able to win competitively awarded contracts and, when we do win, such awards may still be delayed or canceled. Increased competition may reduce our revenue and require us to accept lower profit margins on our awarded contracts, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

The markets in which our businesses operate are highly competitive and our government contracts are usually subject to competitive bidding. In order to maintain and grow our business, we will need to protect and expand our existing contract base, as well as win new work to provide organic growth and to offset the impact of contract losses and terminations. We expect the government services market to remain highly competitive because of the large number of market participants, including our direct competitors, some of whom possess greater resources and/or stronger relationships with our target customers. The current competitive environment has also resulted in an increase of bid protests from unsuccessful bidders, which typically extends the time until work on a contract can begin and, in some cases, can result in cancellation of the protested contract award. In addition, the revenue and profit margins on our awarded contracts may not be sufficient to maintain our current levels of profitability. We are also subject to risks associated with the substantial time, effort and experience required to prepare bids and proposals for competitively awarded contracts that may not be awarded to us.

Maintaining and improving our competitive position will require continued investment by us in marketing, customer service and support, and we may not be successful in these investments. Our competitors may develop more efficient or effective methods of providing services or may adapt more quickly than we do to evolving customer requirements. Additionally, increased competition could increase pricing pressures resulting in margin decline to stay competitive. Failure to continue competing successfully could adversely affect our business, financial condition, results of operations and cash flow.

Our business is almost entirely dependent on the U.S. federal budget. As a result, government shutdowns or a failure to increase the debt ceiling could result in a material decrease in our revenue, results of operations and cash flows.

Virtually all of our government contracts and revenue depends on the U.S. federal budget, which is subject to the congressional budget authorization and appropriations process. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently,

RISK FACTORS

at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress in future fiscal years. If we incur costs in excess of funds obligated on a contract, we may be at risk for reimbursement of those costs unless and until additional funds are obligated to the contract. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the annual budget process ultimately approved by Congress or in separate supplemental appropriations or continuing resolutions, as applicable.

The U.S. federal budget is a function of several factors beyond our control, including, but not limited to, changes in U.S. government procurement policies, geopolitical events, macroeconomic conditions, and the ability of the U.S. government to enact relevant legislation, such as appropriations bills and accords on the debt ceiling. Plans adopted by the U.S. government, along with pressures on, and uncertainty surrounding, the Federal budget, sequestration, the appropriations process, and the permissible Federal debt limit, could adversely affect the funding for individual programs and delay purchasing or payment decisions by our customers. Any of these factors could result in a significant decline in, or redirection of, current and future U.S. federal budgets and impact our future results of operations and cash flows.

In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. Future spending levels are subject to a wide range of outcomes, depending on Congressional action. In addition, in recent years the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in both governmental shut-downs and continuing resolutions to extend sufficient funds only for U.S. government agencies to continue operating. Additionally, the national debt has recently threatened to reach the statutory debt ceiling, and such an event in future years could result in the U.S. government defaulting on its debts. Significant delays or reductions in appropriations, an extended debt ceiling breach, and/or future budget and program decisions may negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations and/or cash flows.

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

We depend on our teaming arrangements and relationships with other contractors, subcontractors and joint venture partners. If we are not able to maintain these relationships, or if these parties fail to satisfy their obligations to us or the customer, our revenues, profitability and growth prospects could be adversely affected.

Our success depends on our ability to maintain strong relationships with other U.S. government contractors, some of whom are also our competitors. We rely on our teaming relationships with prime contractors and subcontractors in order to submit bids for large procurements or other opportunities where we believe the combination of services and products provided by us and the other companies will help us to win and perform the contract. Our future revenues and growth prospects could be adversely affected if other contractors eliminate or reduce their contract relationships with us, or if the U.S. government terminates or reduces these other contractors’ programs, does not award them new contracts or refuses to pay under a contract.

We may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of a subcontractor’s personnel or the subcontractor’s failure to comply with applicable law. If any of our subcontractors fail to timely meet their contractual obligations or have regulatory compliance or other problems, our ability to fulfill our obligations as a prime contractor or higher tier subcontractor may be jeopardized. Significant losses could arise in future periods and subcontractor performance deficiencies could result in our termination for

RISK FACTORS

default. A termination for default could eliminate a revenue source, expose us to liability and have an adverse effect on our ability to compete for future contracts and task orders, especially if the customer is an agency of the U.S. government. If these subcontractors fail to satisfy their obligations to us or the customer, our revenues, profitability and growth prospects could be adversely affected.

We occasionally enter into joint ventures with other companies to jointly bid on and perform a particular project. The success of our joint ventures typically depends on the satisfactory performance of contractual obligations by our joint venture partners. If our partners do not meet their obligations, our joint ventures may be unable to adequately perform and deliver the contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services. These additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture, and could also adversely affect our reputation.

The U.S. government may prefer minority-owned, small and small disadvantaged businesses; therefore, in certain areas of our business, we may have fewer opportunities to bid for or could lose a portion of our existing work to small businesses.

As a result of the Small Business Administration (SBA) set-aside program, the U.S. government may decide to restrict certain procurements only to bidders that qualify as minority-owned, small, or small disadvantaged businesses. In such cases, we would not be eligible to perform as a prime contractor on those programs and would be restricted to a maximum of 49% of the work as a subcontractor on those programs. Small business set asides are becoming increasingly common in our industry, and in particular in our federal civilian, DoD and intelligence markets. An increase in the amount of procurements under the SBA set-aside program may impact our ability to bid on new procurements as a prime contractor or restrict our ability to re-compete on incumbent work that is placed in the set-aside program.

We assumed significant debt in connection with our acquisitions of TASC and DRC, and we may incur additional debt in the future. Such debt could adversely affect our business, financial condition or results of operations.

In connection with our acquisition of TASC, we incurred and/or assumed approximately $1.2 billion in debt, including the assumption of approximately $623 million of existing TASC debt, to refinance our existing debt and to finance a portion of a special cash dividend to our stockholders in connection with the acquisition of TASC along with the transaction fees and expenses associated with the acquisition of TASC. During 2014, we incurred approximately $190 million in debt to finance the acquisition of DRC for approximately $121 million in cash, and retired approximately $86 million in existing DRC debt. We currently depend on cash on hand and cash flows from operations to make scheduled debt payments. The total principal and cash interest payments on our debt in 2018 is expected to be approximately $89 million, and as of December 31, 2017, we had approximately $42 million in cash on hand.

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

•

The allocation of a substantial portion of our cash flow from operations to service our debt, thus reducing the amount of our cash flow available for other purposes, including operating costs, capital expenditures, share repurchases and dividends, that could improve our competitive position, results of operations or share price;

•	Requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

•	Exposing us to the risk of increased interest rates, as certain of our borrowings are at variable rates of interest;

RISK FACTORS

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

Our use of net operating loss carryforwards and other tax attributes to offset future taxable income may become limited in the event that we or the IRS determines that we have experienced an ownership change.

As of December 31, 2017, we have estimated net operating loss (NOL) carryforwards for U.S. Federal income tax purposes of at least $436 million and an adjusted tax basis in our amortizable goodwill and other intangible assets of approximately $830 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as its adjusted tax basis in its amortizable goodwill, to offset its post-change income and taxes may be limited. In connection with the closing of the TASC transaction, TASC received an opinion from a major national accounting firm to the effect that the business combination involving TASC would not result in an ownership change of TASC within the meaning of Section 382(g) of the Code and that TASC will not have had a cumulative owner shift under Section 382 of the Code of more than 49.1 percentage points during the “testing period” (as defined in Section 382(i) of the Code). The opinion neither binds the IRS nor precludes it from adopting a contrary position. In the event however that the IRS were to determine that the business combination caused an ownership change with respect to TASC to occur on the effective date of the business combination, Section 382 of the Code would apply to limit our use of any remaining NOLs and other pre-change tax attributes after the effective date of the business combination. Usage of our NOLs and other pre-change tax attributes after the effective date of the business combination would also be adversely affected if an ownership change within the meaning of Section 382 of the Code were to occur after the effective date of the business combination.

We use estimates in recognizing revenues and, if we make changes to these estimates, our profitability and results of operation may be adversely affected.

Revenue from our fixed-price contracts is primarily recognized using the percentage-of-completion method with progress toward completion of a particular contract based on actual costs incurred relative to total estimated costs to be incurred over the life of the contract. This estimation process is complex and involves significant judgment, due to, among other factors, the technical nature of the services being performed and the length of certain contracts. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimate is recognized immediately. Changes in the underlying assumptions, circumstances, or estimates could result in adjustments that could have a material adverse effect on our future revenue, profitability and results of operations.

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

RISK FACTORS

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

Goodwill remains the largest asset on our balance sheet, with an aggregate balance of $1,071 million and $1,078 million at December 31, 2017 and 2016, respectively. Since the time of the Spin-Off, we have recorded four impairments to goodwill, totaling approximately $735 million. While these charges had no impact on our business operations, cash balances or operating cash flows, they resulted in significant losses during the reporting periods.

If we experience additional impairments in our goodwill, or if our other intangible assets become impaired, then we will be required to take further non-cash charges against earnings. Since goodwill impairment calculations are based on estimates, including external factors that are outside of our control such as our stock price and future market and economic conditions, it is possible that we may need to take additional goodwill impairment charges in the future. We also perform an analysis of our intangible assets to test for impairment whenever events occur that indicate impairment could exist. Examples of such events include: significant adverse changes in the intangible asset’s market value, useful life, or in the business climate that could affect its value; a current-period operating or cash flow loss or a projection or forecast that demonstrates continuing losses associated with the use of the intangible asset; and a current expectation that, more likely than not, the intangible asset will be sold or otherwise disposed of before the end of its previously estimated useful life. For additional discussion of our goodwill impairments in 2017, 2016 and 2015, see Note 5 to the accompanying Consolidated Financial Statements.

RISK FACTORS

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

From time to time, we are also subject to U.S. government investigations relating to our operations, and we are subject to or expected to perform in compliance with a vast array of Federal laws and regulations, including but not limited to the Truth in Negotiations Act, the False Claims Act, the Procurement Integrity Act, Cost Accounting Standards, the ITAR promulgated under the Arms Export Control Act, the Close the Contractor Fraud Loophole Act, the National Industrial Security Program Operating Manual and the FCPA. We are also subject to Executive Orders issued by the presidential administration, including Executive Order 13706 (paid sick leave) and Executive Order 13673 (Fair Pay and Safe Workplace). An indictment of the Company by a Federal grand jury, or an administrative finding against us as to our present responsibility to be a U.S. government contractor or subcontractor, could result in us being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. In addition, a conviction, or an administrative finding against us that rises to the requisite level of seriousness, could result in debarment from contracting with the U.S. government for a specific term and could result in civil and/or criminal sanctions, as well as reductions of the value of contracts, contract modifications or termination and the assessment of penalties and fines, compensatory or treble damages, which could have a material adverse effect on our financial position, results of operations, or cash flows. We are also limited in our ability to provide information about our classified programs, their risks or any disputes or claims relating to these programs. Classified programs are subject to security restrictions and preclude the dissemination of information that is classified for national security purposes. As a result, investors have less insight into our classified programs than our other businesses and therefore less ability to fully evaluate the risks related to our classified business.

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

RISK FACTORS

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

RISK FACTORS

Although virtually all of our revenues come from the U.S. government, a material amount of our work on behalf of the U.S. government is conducted internationally.

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

As a U.S. defense and intelligence contractor, we face a number of significant potential security threats, including cyber security attacks to our information technology infrastructure, attempts to gain access to our proprietary or classified information as well as threats to the physical security of our facilities and employees. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent disruptions in mission critical systems, the unauthorized access to or release of confidential information and corruption of data. Accordingly, any significant operational delays, or any destruction, unauthorized access to, manipulation or improper use of our data, information systems or networks could adversely affect our financial results and damage the reputation for our services.

RISK FACTORS

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

L3 received an IRS Ruling stating that L3 and its shareholders will not recognize any taxable income, gain or loss for U.S. Federal income tax purposes as a result of the Spin-Off, except to the extent of cash received in lieu of fractional shares (the IRS Ruling). In addition, the Spin-Off was conditioned on the receipt of an opinion of tax counsel as to the satisfaction of certain requirements necessary for the Spin-Off to receive tax-free treatment upon which the IRS will not rule.

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

At the time of the Spin-Off, L3 was not aware of any facts or circumstances that would cause any such factual statements or representations in the IRS Ruling or the opinion of tax counsel to be incomplete or untrue or cause the facts on which the IRS Ruling is based, or the opinion will be based, to be materially different from the facts at the time of the Spin-Off. Notwithstanding the receipt of the IRS Ruling and the opinion of tax counsel, if the IRS were to determine the Spin-Off to be taxable, L3 would recognize a substantial tax liability.

Even if the Spin-Off otherwise qualifies as a tax-free transaction for U.S. Federal income tax purposes, the distribution would be taxable to L3 (but not to L3 shareholders) pursuant to Section 355(e) of the Code if there are one or more acquisitions (including issuances) of the stock of either us or L3, representing 50% or more, measured by vote or value, of the then-outstanding stock of either corporation and the acquisition or acquisitions are deemed to be part of a plan or series of related transactions that include the distribution. Any acquisition of our common stock within two years before or after the distribution (with exceptions, including public trading by less-than-5% shareholders and certain compensatory stock issuances) generally will be presumed to be part of such a plan unless that presumption is rebutted. The resulting tax liability may have a material adverse effect on our business, financial condition, results of operations or cash flows.

We have agreed not to enter into any transaction that could cause any portion of the Spin-Off to be taxable to L3, including under Section 355(e). Pursuant to a Tax Matters Agreement with L3, we also agreed to indemnify L3 for any tax liabilities resulting from such transactions, and L3 agreed to indemnify us for any tax liabilities resulting from such transactions entered into by L3. In addition, under U.S. Treasury regulations, each member of the L3 consolidated group at the time of the Spin-Off (including us and our subsidiaries) would be severally liable for the resulting U.S. Federal income tax liability if all or a portion of the Spin-Off does not qualify as a tax-free transaction. These obligations may discourage, delay or prevent a change of control of our company.

RISK FACTORS

Risks Relating to Our Common Stock

The market price of our common stock may fluctuate significantly.

The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	Changes in U.S. federal budget levels and procurement priorities;
•	Actual or anticipated fluctuations in our operating results due to factors related to our business;
•	Wins and losses on contract re-competitions and new business pursuits;
•	Success or failure of our business strategy;
•	Our quarterly or annual earnings or earnings guidance, or those of other companies in our industry;
•	The potential divestiture by Birch of all or a portion of its shares of our Company;
•	Our ability to obtain financing as needed;
•	Announcements by us or our competitors of significant acquisitions or dispositions;
•	Changes in accounting standards, policies, guidance, interpretations or principles;
•	The number of securities analysts to cover our common stock;
•	Changes in earnings estimates by securities analysts or our ability to meet those estimates;
•	The operating and stock price performance of other comparable companies;
•	Investor perception of our company and the U.S. government services industry, including changing priorities or reductions in the U.S. federal budget;
•	Results from any material litigation or government investigation;
•	The availability of government funding and changes in customer requirements for our products and services;
•	Natural or environmental disasters that investors believe may affect us;
•	Overall market fluctuations;
•	Changes in laws and regulations affecting our business; and
•	General economic conditions and other external factors.

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

RISK FACTORS

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

Other Disclosures

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2017, we leased properties in the U.S. related to our operations in approximately 63 locations consisting of approximately 1.2 million square feet and owned properties related to our operations at two locations consisting of approximately 42,600 square feet. We also lease a number of small facilities internationally.  Management believes that all of our properties have been well maintained, are in good condition, and are adequate to meet our current contractual requirements.

As of December 31, 2017, we had major operations at the following locations:

•	Washington, District of Columbia; El Segundo, California; Annapolis Junction, Maryland; and Chantilly, Virginia.

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

About our Stock

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

	2017		2016
	High	Low	High	Low
First Quarter	$34.32	$26.57	$32.26	$11.46
Second Quarter	$31.58	$25.70	$24.31	$17.31
Third Quarter	$34.99	$28.12	$32.76	$21.79
Fourth Quarter	$35.63	$26.56	$39.16	$27.81

On February 26, 2018, the closing price of our common stock on the NYSE was $27.07 per share and there were 403 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street” name accounts through brokers.

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

Issuer Purchases of Company Stock

We did not repurchase any of our equity securities during the year ended December 31, 2017.

About our Stock

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock during the period from December 31, 2012 through December 31, 2017 with the cumulative total return on the Russell 2000 Index and an index of our industry peers. Our 2017 peer group consists of the following U.S. Federal government service providers with whom we compete: Booz Allen Hamilton Holding Corporation, CACI International Inc., CSRA, Inc. (CSRA), ICF International, Inc., Leidos Holdings, Inc. (Leidos), ManTech International Corporation, and SAIC. Our 2016 peer group consisted of the same peer group as 2017, excluding CSRA and Leidos. Our 2016 peer group also contained NCI, Inc., which was removed for 2017 as a result of its acquisition. The comparison assumes that $100 was invested on December 31, 2012 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any, and with respect to our index of industry peers, returns are weighted according to the stock market capitalization of such companies.

	December 31, 2012	December 31, 2017
Engility Holdings, Inc.	$100.00	$182.76
Russell 2000 Index	$100.00	$193.58
2016 Peer Group (1)	$100.00	$300.62
2017 Peer Group (1) (2)	$100.00	$302.74

(1)	Stock performance for SAIC is only included from September 30, 2013, the date that SAIC began regular way trading on the NYSE following its spin-off from its parent company.
(2)	Stock performance for CSRA is only included from November 30, 2015, the date that CSRA began regular way trading on the NYSE following its spin-off from its parent company.

Selected Financial Info

Item 6. Selected Financial Data

The following table presents the selected historical consolidated financial data for Engility. The Consolidated Statement of Operations for each of the years ended December 31, 2017, 2016 and 2015 and Consolidated Balance Sheet data as of December 31, 2017 and 2016 set forth below are derived from Engility’s audited Consolidated Financial Statements included in this Form 10-K. The Consolidated Statement of Operations for the years ended December 31, 2014 and 2013 and Balance Sheet data as of December 31, 2015, 2014 and 2013 are derived from Engility’s audited consolidated financial statements that are not included in this Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any future period.

The selected historical consolidated financial data presented below should be read in conjunction with Engility’s Consolidated Financial Statements and accompanying notes and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report.

	As of and for the Year Ended December 31,
	2017 (1) (2)	2016 (2)	2015 (2) (3)	2014 (4)	2013
	(in millions, except per share data)
Statement of Operations Data
Revenue	$1,931.9	$2,076.4	$2,085.6	$1,367.1	$1,407.4
Net income (loss)	(30.6)	(6.1)	(230.2)	40.0	54.7
Net income (loss) attributable to Engility	(35.2)	(10.8)	(235.4)	35.4	49.5
Earnings (loss) per share – Basic	(0.96)	(0.29)	(7.02)	2.07	2.94
Earnings (loss) per share – Diluted	(0.96)	(0.29)	(7.02)	1.97	2.81
Weighted average number of shares – Basic	36.8	36.7	33.5	17.1	16.9
Weighted average number of shares – Diluted	36.8	36.7	33.5	18.0	17.7
Balance Sheet Data
Working capital	$102.7	$112.3	$128.0	$85.8	$141.7
Goodwill	1,071.4	1,078.5	1,093.2	644.6	477.6
Total assets	2,026.0	2,198.6	2,254.0	1,117.0	923.9
Long-term debt	938.7	1,040.0	1,094.0	273.8	181.3
Total equity	676.1	704.8	706.1	476.8	443.2

(1)

Our deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a $60 million increase in income tax expense for the year ended December 31, 2017.

(2)	The years ended December 31, 2017, 2016 and 2015 include a non-cash goodwill impairment charge of $7 million, $10 million and $292 million, respectively.
(3)

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

MD&A

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

Overview

Executive Summary

Our revenue is spread over a diverse mix of activities and services with no single program accounting for more than 7% of our revenue during any of the three-years in the period ended December 31, 2017.  Revenue for the year ended December 31, 2017 was $1,932 million, a decrease of $145 million compared to the year ended December 31, 2016. Revenue decreased primarily as a result of the sale of IRG, ongoing impact from contracts moving to small businesses, contracts that came to the end of their period of performance and new business and re-compete wins that were not sufficient to replace the revenue on completed contracts.  The impact on revenue from the sale of IRG was a decrease of $57 million in 2017 compared to 2016.  The overall $145 million decline in revenue resulted from a $72 million decrease in DoD-related revenue and $94 million in decreased federal civilian-related revenue, partially offset by $21 million in increased intelligence-related revenue.

Selling, general and administrative expenses for the year ended December 31, 2017 were $142 million, a decrease of $24 million compared with the year ended December 31, 2016. The decrease in selling, general and administrative expenses primarily resulted from lower costs in 2017 due to the sale of IRG, lower restructuring and amortization expenses and reductions in expenses to maintain our overall competitiveness. The impact on selling, general and administrative expenses from the sale of IRG was an $11 million decrease in 2017. Restructuring expense for the year ended December 31, 2017 was $5 million as compared to $12 million for similar expenses in 2016.  Amortization expense related to identifiable intangible assets for the year ended December 31, 2017 and 2016 was $32 million and $36 million, respectively.

Operating income for the year ended December 31, 2017 was $127 million compared to $122 million for the year ended December 31, 2016. The increase in operating income in 2017 was primarily attributable to the decrease in selling, general and administrative expenses and the lower non-cash goodwill impairment charge, partially offset by the decline in revenue as compared with 2016.

Economic Opportunities, Challenges, and Risks

After several years of continued declines in the U.S. federal budgets, we are encouraged that spending by our DoD and U.S. Federal agency customers is now projected to increase.  We still face however a government services market that is extremely competitive, and marked by the continued movement of contracts to small businesses.  In addition, as we continue to pursue larger new awards, our competitors for these opportunities may have greater resources and/or stronger relationships with our target customers.  In response to these pressures, we continue to efficiently manage our indirect labor and other costs in our business, so we can further invest in our capabilities and employee development activities to increase our overall competitiveness.

MD&A

Despite the competitive pressures impacting our industry, we believe that our focus on increasing our presence in enduring markets, enhancing our capabilities, and attracting and developing superior talent has positioned us to expand our customer penetration and pursue larger contract opportunities. We believe long-term competitiveness in our market will require companies to offer highly specialized, enduring capabilities in niche markets and/or have sufficient breadth and size to withstand market volatility while continuing to provide cost-efficient solutions.

In addition to competitive pressures, our customers have been awarding more cost-type contracts. Cost-type contracts generally have lower operating margins than fixed-price and time-and-material type contracts, since less risk is assumed by the contractor. Over the last few years, our percentage of cost-type contracts has continued to increase. This is due in part to a larger portion of our revenue coming from intelligence community customers, which tend to favor cost-type contracts. To date, we have been able to preserve our operating margins by increasing efficiencies in our business; however, we expect our margins to be slightly lower in 2018 due to continued increases in competitive pressures and higher mix of cost-type contracts.

U.S. Tax Reform

The Tax Cuts and Jobs Act (the Tax Act) was signed into law on December 22, 2017. The Tax Act changed many aspects of U.S. corporate income taxation and included, amongst other changes, a reduction of the corporate income tax rate from 35% to 21%. We recognized provisional tax effects of the Tax Act in the year ended December 31, 2017 and recorded $60 million in tax expense which relates almost entirely to the remeasurement of net deferred tax assets using the new 21% tax rate. Upon completion of our 2017 U.S. income tax return in 2018, we may identify additional remeasurement adjustments to our recorded net deferred tax assets. We will continue to assess our provision for income taxes as future guidance is issued but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in SEC Staff Accounting Bulletin No. 118.

See Note 7 to the consolidated financial statements for further information on the financial statement impact of the Tax Act.

Key Performance Indicators

Backlog

	December 31,
	2017	2016
	(in millions)
Funded	$538.0	$700.0
Unfunded	2,888.7	2,913.7
Total	$3,426.7	$3,613.7

We expect that substantially all of our funded backlog at December 31, 2017 will generate revenue during the next twelve month period. At December 31, 2016, total backlog included $188 million related to IRG which was removed from total backlog at the date of the sale in 2017.

Beginning in 2018, total backlog will be re-defined in conjunction with the adoption of Accounting Standards Codification (ASC) 606.  Under the new standard, total backlog will include both funded and unfunded exercised (firm) contract work received from customers.  Total backlog will exclude unexercised options on multi-year contracts and unfunded IDIQ contracts which are currently included in unfunded backlog, prior to January 1, 2018.  The amount of unexercised options on multi-year contracts and unfunded IDIQ contracts at December 31, 2017 was $2,121 million, which will be identified as estimated potential contract value beginning in 2018.  Therefore, the estimated potential contract value of $2,121 million combined with total backlog of $1,306 million, as re-defined, will be presented as total estimated contract value, or $3,427 million at December 31, 2017.

MD&A

Net Bookings and Net Book-to-Bill

For the year ended December 31, 2017 and 2016, net bookings were $1,933 million and $2,628 million, respectively, representing a total net book-to-bill of 1.0x and 1.3x, respectively. Net bookings represent the estimated amount of revenue to be earned in the future from funded and negotiated unfunded contract awards that were received during the period. Our total net book to bill is calculated as net bookings divided by revenue.

Days Sales Outstanding

Days sales outstanding (DSO) was 58 days and 56 days at December 31, 2017 and 2016, respectively. DSO is calculated as net receivables less advance payments and billings in excess of costs incurred, divided by daily revenue (total revenue for the quarter divided by 90 days). The balances at December 31, 2016 include amounts categorized as held for sale related to the agreement to sell IRG, which represented a decrease of 1 day to our DSO in 2016.

Prime Contractor Revenue

	Year Ended December 31,
	2017	2016	2015
Prime	82.7%	82.1%	82.0%
Sub	17.3%	17.9%	18.0%
Total	100.0%	100.0%	100.0%

Revenue by Customer Market

	Year Ended December 31,
	2017	2016	2015
DoD	40.2%	40.8%	42.9%
Federal Civilian	23.2%	26.1%	29.7%
Intelligence	36.6%	33.1%	27.4%
Total	100.0%	100.0%	100.0%

Revenue by Contract Type

	Year Ended December 31,
	2017	2016	2015
Cost plus	65.2%	60.1%	58.0%
Time and material	17.3%	18.5%	21.0%
Fixed price	17.5%	21.4%	21.0%
Total	100.0%	100.0%	100.0%

MD&A

Results of Operations — Years ended December 31, 2017, 2016 and 2015

The following information should be read in conjunction with our audited Consolidated Financial Statements included herein.

2017 Compared with 2016

The tables below provide selected financial data for Engility for the years ended December 31, 2017 compared with 2016.

	Year Ended December 31,
	2017		2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Revenue	$1,931.9	100.0%	$2,076.4	100.0%	$(144.5)	(7.0)%

Revenue: For the year ended December 31, 2017, revenue was $1,932 million compared to $2,076 million for the year ended December 31, 2016, a decrease of $145 million, or 7.0%. Revenue decreased primarily as a result of the sale of IRG, ongoing impact from contracts moving to small businesses, contracts that came to the end of their period of performance and new business and re-compete wins that were not sufficient to replace the revenue on completed contracts.  The impact on revenue from the sale of IRG was a decrease of $57 million in 2017 compared to 2016.  The overall $145 million decline in revenue resulted in a $72 million decrease in DoD-related revenue and $94 million in decreased federal civilian-related revenue, partially offset by $21 million in increased intelligence-related revenue.

	Year Ended December 31,
	2017		2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Cost of revenue	$1,655.7	85.7%	$1,777.8	85.6%	$(122.1)	(6.9)%

Cost of revenue: Total cost of revenue was $1,656 million for the year ended December 31, 2017, a decrease of 6.9% compared to $1,778 million for the year ended December 31, 2016. The decrease in cost of revenue reflects decreased revenue of $145 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. Cost of revenue as a percentage of total revenue was 85.7% for the year ended December 31, 2017 compared to 85.6% for the year ended December 31, 2016, reflecting slightly lower contract profit.

	Year Ended December 31,
	2017		2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Selling, general and administrative expenses	$142.4	7.4%	$166.2	8.0%	$(23.8)	(14.3)%

Selling, general and administrative expenses: For the year ended December 31, 2017, selling, general and administrative expenses were $142 million, compared to $166 million for the year ended December 31, 2016. Selling, general and administrative expenses as a percentage of revenue decreased to 7.4% for the year ended December 31, 2017, compared to 8.0% for the year ended December 31, 2016. The decrease in selling, general and administrative expenses and as a percentage of revenue primarily resulted from lower costs in 2017 due to the sale of IRG, lower restructuring and amortization expenses and reductions in expenses to maintain our overall competitiveness. The impact on selling, general and administrative expenses from the sale of IRG was an $11 million decrease in 2017. Restructuring expense for the year ended December 31, 2017 was $5 million as compared to $12 million for similar expenses in 2016. Amortization expense related to identifiable intangible assets for the year ended December 31, 2017 and 2016 was $32 million and $36 million, respectively.

MD&A

	Year Ended December 31,
	2017		2016		Dollar Change	Percentage Change
	(in millions, except percentages of revenue)
Goodwill impairment	$7.1	0.4%	$9.9	0.5%	$(2.8)	NM

NM = Not meaningful.

Goodwill impairment: During the fourth quarter of 2017, we recorded a non-cash goodwill impairment charge of $7 million related to the International reporting unit.  The impairment was driven by a decline in the estimated fair value for the International reporting unit primarily due to the reduction in the profitability forecasts for this reporting unit in the fourth quarter of 2017, as well as increased working capital requirements which increased its carrying value.  In connection with the sale of IRG, the Company recorded a non-cash goodwill impairment charge of $10 million in 2016. For additional information concerning the goodwill impairments, see Note 5 to the accompanying Consolidated Financial Statements.

	Year Ended December 31,
	2017		2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Operating income (loss)	$126.7	6.6%	$122.5	5.9%	$4.2	3.4%

Operating income and operating margin: Operating income for the year ended December 31, 2017 was $127 million compared to $122 million for the year ended December 31, 2016.  Operating margin was 6.6% for the year ended December 31, 2017 compared to 5.9% for the year ended December 31, 2016.  The increase in operating income and operating margin in 2017 was primarily attributable to the decrease in selling, general and administrative expenses and the lower non-cash goodwill impairment charge, partially offset by the lower revenue volume and lower contract profit.

	Year Ended December 31,
	2017		2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Interest expense, net	$76.7	4.0%	$131.2	6.3%	$(54.5)	(41.5)%

Interest expense, net: During the year ended December 31, 2017, net interest expense was $77 million compared to $131 million for the year ended December 31, 2016. In February 2017, we repriced our existing term loans under the 2016 Credit Facility in order to reduce the interest rate applicable thereto, and in August 2017 we further repriced our existing term loans under the 2016 Credit Facility (as defined in Note 11 to the accompanying Consolidated Financial Statements), in each case, in order to reduce the interest rate. The decrease in net interest expense was primarily due to costs recorded in 2017 related to the repricing of our term loan debt in 2017 of approximately $3 million compared to $28 million of costs recorded in 2016 in conjunction with the refinancing of the Company’s credit facilities.  Lower weighted average borrowing rates and debt balances in 2017 also contributed to the decrease in interest expense.

During the year ended December 31, 2017, we had a weighted average outstanding loan balance of $1,073 million, which accrued interest at a weighted average borrowing rate of approximately 5.91%. During the year ended December 31, 2016, we had a weighted average outstanding loan balance of $1,147 million, which accrued interest at a weighted average borrowing rate of approximately 8.07%.

MD&A

	Year Ended December 31,
	2017		2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Income (loss) before provision for income taxes	$49.7	2.6%	$(8.8)	(0.4)%	$58.5	NM
Provision (benefit) for income taxes	80.4	4.2%	(2.7)	(0.1)%	83.1	NM
Net loss	$(30.6)	(1.6)%	$(6.1)	(0.3)%	$(24.5)	404.4%
Effective tax rate	161.5%		31.0%

NM = Not meaningful.

Provision (benefit) for income taxes and effective income tax rate: The effective income tax rate for the year ended December 31, 2017 was 161.5%, compared to 31.0% for the year ended December 31, 2016. On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes included a corporate tax rate reduction from 35% to 21% effective for tax years beginning after December 31, 2017.  The increase in the provision for income taxes and the effective tax rate for the year ended December 31, 2017, includes $60 million in non-cash tax expense which relates almost entirely to the remeasurement of our net deferred tax assets using the new 21% tax rate.

The Company intends to file income tax exemption requests with the Afghanistan Revenue Department of the Ministry of Finance with regards to its prime and subcontractor contracts in that jurisdiction.  If successful, the Company will reverse income tax reserves in the period the exemptions are received.  The reversal of the income tax reserves will be primarily offset by a reversal of the associated deferred tax assets, with the remaining difference of between $2 million and $3 million benefiting our provision for income taxes.

	Year Ended December 31,
	2017		2016		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Net loss attributable to Engility	$(35.2)	(1.8)%	$(10.8)	(0.5)%	$(24.4)	225.6%

Net loss attributable to Engility: Net loss attributable to Engility was approximately $35 million for the year ended December 31, 2017 compared $11 million for the year ended December 31, 2016. The increase in net loss attributable to Engility for the year ended December 31, 2017 compared to the same period in 2016 was primarily the result of the deferred tax remeasurement charge recorded in 2017 as noted above, partially offset by lower interest expense in 2017 compared to 2016.

2016 Compared with 2015

The tables below provide selected financial data for Engility for the years ended December 31, 2016 compared with 2015.

	Year Ended December 31,
	2016		2015		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Revenue	$2,076.4	100.0%	$2,085.6	100.0%	$(9.2)	(0.4)%

Revenue: For the year ended December 31, 2016, revenue was $2,076 million compared to $2,086 million for the year ended December 31, 2015. The decrease in revenue of $9 million was primarily the result of contracts that have come to the end of our period of performance and new business and re-compete wins that have not been sufficient to replace the revenue on those contracts, partially offset by the inclusion of a full year of revenue for TASC in 2016, which we acquired in February 2015. The primary drivers of this decrease were $78 million in decreased federal civilian-related contract revenue and $46 million in decreased DoD revenue, partially offset by $115 million in increased intelligence revenue primarily related to a full year of TASC. The decrease in federal civilian revenue was primarily attributable to a single contract that ended late in 2015 and contributed $61 million of revenue in 2015.

MD&A

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

Selling, general and administrative expenses: For the year ended December 31, 2016, selling, general and administrative expenses were $166 million, compared to $203 million for the year ended December 31, 2015. Selling, general and administrative expenses as a percentage of revenue decreased to 8.0% for the year ended December 31, 2016, compared to 9.7% for the year ended December 31, 2015. The decrease in selling, general and administrative expenses, including as a percentage of revenue, primarily resulted from lower acquisition, restructuring and amortization expenses coupled with lower expenses in 2016 resulting from synergies achieved in the restructuring. Acquisition and restructuring expenses for the year ended December 31, 2016 were $12 million as compared to $45 million for similar expenses for the year ended December 31, 2015.  Amortization expense related to the acquisitions of TASC and DRC for the year ended December 31, 2016 and 2015 were $28 million and $36 million, respectively. These cost reductions were partially offset by the inclusion of a full year of financial results from TASC in the year ended December 31, 2016 as compared to the same period in 2015.

	Year Ended December 31,
	2016		2015		Dollar Change	Percentage Change
	(in millions, except percentages of revenue)
Goodwill impairment	$9.9	0.5%	$292.1	14.0%	$(282.2)	NM

NM = Not meaningful.

Goodwill impairment: During the fourth quarter of 2016, we agreed to sell certain assets and liabilities of IRG. In connection with the sale of IRG in the first quarter of 2017, and based on the final selling price of the business being less than carrying value of the assets as of December 31, 2016, the Company recorded a non-cash goodwill impairment charge of $10 million in 2016. For the year ended December 31, 2015, we recorded a non-cash goodwill impairment charge of $292 million due to the decline in the estimated fair value in four of the reporting units.  The decline in the estimated fair value was primarily due to the continued impact from legacy contracts that are ending, reduced in-theater work, new business that did not materialize in the fourth quarter of 2015 and a corresponding reduction in estimated future cash flows. For additional information concerning the goodwill impairments, see Note 5 to the accompanying Consolidated Financial Statements.

MD&A

	Year Ended December 31,
	2016		2015		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Operating income (loss)	$122.5	5.9%	$(189.4)	(9.1)%	$311.9	(164.6)%

Operating income (loss) and operating margin: Operating income for the year ended December 31, 2016 was $122 million compared to an operating loss of $189 million for the year ended December 31, 2015.  Operating margin was 5.9% for the year ended December 31, 2016 compared to (9.1)% for the year ended December 31, 2015.  The increase in operating income was primarily attributable to a lower non-cash goodwill impairment charge in 2016 compared to 2015.  A full year of financial results from TASC for the year ended December 31, 2016 as compared to the same period in 2015 as well as lower acquisition, restructuring, and amortization expenses noted above also contributed to the increase in operating income.

	Year Ended December 31,
	2016		2015		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Interest expense, net	$131.2	6.3%	$110.1	5.3%	$21.0	19.1%

Interest expense, net: During the year ended December 31, 2016, net interest expense was $131 million compared to $110 million for the year ended December 31, 2015. During the year ended December 31, 2016, we incurred $28 million of costs related to the debt refinancing in 2016 and termination of the 2015 Credit Facility (as defined in Note 11 to the accompanying Consolidated Financial Statements). During the year ended December 31, 2015, in connection with our entry into the TASC Incremental Facilities (as defined in Note 11 to the accompanying Consolidated Financial Statements) on February 26, 2015, we expensed $5 million of deferred debt issuance costs associated with the 2013 Credit Facility (as defined in Note 11 to the accompanying Consolidated Financial Statements). Furthermore, we expensed debt issuance costs of approximately $1 million that did not qualify for deferral for the year ended December 31, 2015.

During the year ended December 31, 2016, we had a weighted average outstanding loan balance of $1,147 million, which accrued interest at a weighted average borrowing rate of approximately 8.07%. During the year ended December 31, 2015, we had a weighted average outstanding loan balance of $1,077 million, which accrued interest at a weighted average borrowing rate of approximately 8.22%.

	Year Ended December 31,
	2016		2015		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Loss before income taxes	$(8.8)	(0.4)%	$(298.3)	(14.3)%	$289.5	NM
Benefit for income taxes	(2.7)	(0.1)%	(68.1)	(3.3)%	65.3	NM
Net loss	$(6.1)	(0.3)%	$(230.2)	(11.0)%	$224.2	(97.4)%
Effective tax rate	31.0%		22.8%

Benefit for income taxes and effective income tax rate: The effective income tax rate, which includes the effects of discrete items, for the year ended December 31, 2016 was 31.0%, compared to 22.8% for the year ended December 31, 2015. The increase in the effective tax rate was primarily due to the non-cash goodwill impairment charge and income from our joint venture, as a percentage of total earnings, as compared to the year ended December 31, 2016.

MD&A

	Year Ended December 31,
	2016		2015		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Net loss attributable to Engility	$(10.8)	(0.5)%	$(235.4)	(11.3)%	$224.5	(95.4)%

Net loss attributable to Engility: Net loss attributable to Engility was approximately $11 million for the year ended December 31, 2016 compared $235 million for the year ended December 31, 2015. The decrease in net loss attributable to Engility for the year ended December 31, 2016 compared to the same period in 2015 was the result of the lower non-cash goodwill impairment net of higher interest expense in 2016 previously mentioned.

Quarterly Financial Data

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1) (2)	Total Year
	(in millions, except per share data)
Revenue	$485.2	$494.7	$487.1	$464.9	$1,931.9
Operating income	33.7	34.1	36.3	22.6	126.7
Net income (loss) attributable to Engility	6.9	7.6	9.8	(59.6)	(35.2)
Earnings (loss) per share attributable to Engility - Basic	0.19	0.21	0.27	(1.62)	(0.96)
Earnings (loss) per share attributable to Engility - Diluted	0.18	0.20	0.26	(1.62)	(0.96)

2016	First Quarter (3)	Second Quarter	Third Quarter (3)	Fourth Quarter (2) (4)	Total Year
	(in millions, except per share data)
Revenue	$522.8	$535.4	$511.8	$506.4	$2,076.4
Operating income	26.5	35.1	36.9	24.1	122.5
Net income (loss) attributable to Engility	(3.2)	2.5	(16.8)	6.7	(10.8)
Earnings (loss) per share attributable to Engility - Basic	(0.09)	0.07	(0.46)	0.18	(0.29)
Earnings (loss) per share attributable to Engility - Diluted	(0.09)	0.07	(0.46)	0.18	(0.29)

(1)

Our deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a $60 million increase in income tax expense for the fourth quarter and year ended December 31, 2017.

(2)	The results for the fourth quarter of 2017 and 2016 includes non-cash goodwill impairment charges of $7 million and $10 million, respectively.
(3)

In the third quarter of 2016, the Company recorded an out-of-period adjustment that decreased revenue and income (loss) before income taxes by $2 million to correct an error related to our system conversion, all of which relates to the first quarter of 2016.  The adjustment was not material to the third quarter or any previously issued financial statements. The results for the third quarter of 2016 also include $28 million of costs related to our refinancing.

(4)

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

MD&A

Liquidity and Capital Resources

Our primary cash needs are for debt service, working capital, and strategic investments or acquisitions. Under the 2016 Credit Facility, our average required payments due in 2018 include principal of $7 million per quarter and estimated quarterly interest of approximately $16 million. We currently believe that our cash from operations, together with our cash on hand and available borrowings under the 2016 Credit Facility are adequate to fund our operating needs for at least the next twelve months. As of December 31, 2017, our availability under the revolving portion of our 2016 Credit Facility was $163 million, net of outstanding letters of credit.

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

The total amount of our accounts receivable can vary significantly over time, but is generally very sensitive to recent revenue levels. Our DSO typically ranges from 55 to 60 days and is calculated on trailing three months of revenue. Our DSO, net of advance payments, was 58 days and 56 days at December 31, 2017 and 2016.

The following table represents cash flows for the periods indicated.

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net cash provided by operating activities	$97.7	$94.4	$53.9
Net cash provided by (used in) investing activities	$15.6	$(21.4)	$5.9
Net cash used in financing activities	$(119.5)	$(52.9)	$(36.9)

Cash provided by Operating Activities

We generated $98 million of cash from operating activities during the year ended December 31, 2017, compared with $94 million during 2016 and $54 million during 2015. The increase in cash generated from operating activities in 2017 compared to 2016 primarily reflects lower cash interest payments, partially offset by higher employment and benefit related payments and higher accounts receivable in 2017 compared to 2016. The increase in cash generated from operating activities in 2016 compared to 2015 was primarily due to decreased acquisition and restructuring payments. Acquisition and restructuring payments related to our acquisition of TASC for the year ended December 31, 2016 were $4 million compared to $66 million for the year ended December 31, 2015.  The acquisition and restructuring costs included transaction costs, severance payments, and the settlement of share-based payment awards including certain liabilities assumed at the date of the acquisition.

Cash provided by (used in) Investing Activities

Net cash provided by investing activities during the year ended December 31, 2017 was $16 million, compared with cash used in investing activities of $21 million during 2016 and cash provided by investing activities of $6 million during 2015. During 2017 net proceeds of $22 million were received from the sale of IRG, which excludes an indemnity escrow of approximately $2 million.  During 2015, cash received in the acquisition of TASC was $25 million. During the years ended December 31, 2017, 2016 and 2015, we used $10 million, $21 million and $20 million, respectively, of cash for capital expenditures.

Cash used in Financing Activities

Net cash used in financing activities for the year ended December 31, 2017 was $119 million, primarily due to repayment of $110 million of debt under the 2016 Credit Facility, including the prepayment of $83 million. The repayment of debt included $20 million from proceeds of the sale of IRG.

MD&A

Net cash used in financing activities for the year ended December 31, 2016 was $53 million, primarily due to net repayments of debt and debt issuance costs related to the debt refinancing in 2016.  During 2016, gross borrowings related to the refinancing in 2016 were $1,180 million and repayment of debt totaled $1,216 million, which included an outstanding principal balance of $1,125 million from the 2015 Credit Facility immediately prior to the refinancing in 2016.  We also repaid a total of $91 million of debt under the 2015 Credit Facility and 2016 Credit Facility in 2016.

Net cash used in financing activities for the year ended December 31, 2015 was $37 million. During 2015, we borrowed $585 million in connection with the TASC acquisition, paid $42 million in debt issuance costs and used $362 million in net repayments on our debt.  In conjunction with the acquisition of TASC, a portion of the 2015 borrowings was used to pay a special cash dividend to stockholders of record in the amount of $204 million for the year ended December 31, 2015.

2016 Credit Facility

After refinancing our outstanding debt in 2016, we repriced our floating-rate debt twice in the first nine months of 2017, in each case, in order to reduce the interest rate. As a result of these initiatives, we are realizing approximately $30 million in annualized cash interest savings at December 31, 2017 debt levels.

For a summary of the terms of the 2016 Credit Facility, see Note 11 to the accompanying Consolidated Financial Statements.

As of December 31, 2017, we did not have an outstanding balance on our revolving portion of the 2016 Credit Facility and our availability thereunder was $163 million, net of outstanding letters of credit.

The table below summarizes our net debt and available liquidity as of December 31, 2017 and 2016.

	December 31,
	2017	2016
	(in millions)
Net debt
Total debt	$1,013.3	$1,123.8
Less: Cash	(41.9)	(48.2)
Net debt	$971.4	$1,075.6

Available liquidity
Cash	$41.9	$48.2
Revolver availability	163.4	163.1
Total available liquidity	$205.3	$211.3

Net debt is a non-GAAP financial measure that represents total debt less cash and cash equivalents. We believe that the presentation of net debt provides useful information because we understand that our investors perceive net debt as part of the management of Engility’s overall liquidity, financial flexibility, capital structure and leverage. Furthermore, certain debt rating agencies, creditors and credit analysts monitor our net debt as part of their assessments of our business. Net debt is used by management to help assess Engility’s exposure to its funding sources and to evaluate future needs for additional liquidity.

We currently depend on cash on hand and cash flows from operations to make scheduled debt payments. Under the 2016 Credit Facility, the total principal and cash interest payments on our debt in 2018 is approximately $89 million, and we had approximately $42 million in cash on hand as of December 31, 2017. We expect to be able to meet the estimated principal and interest payments on our debt through a combination of cash on hand, expected cash flows from operations. For the foreseeable future, we expect to use a significant portion of our operating cash flow to service our debt obligation.

MD&A

Contractual Obligations

The table below presents our estimated total contractual obligations at December 31, 2017, including the amounts expected to be paid or settled for each of the periods indicated below.

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in millions)
Long-term debt obligations (1)	$1,365.6	$89.1	$286.8	$117.4	$872.3
Non-cancellable operating leases (2)	102.5	21.0	32.4	23.8	25.3
Purchase obligations (3)	63.0	56.9	6.0	0.1	—
Total (4)	$1,531.1	$167.0	$325.2	$141.3	$897.6

(1)	Represents outstanding debt borrowings and $352 million of total expected interest payments. Interest expense was estimated using an assumed weighted average interest rate of 6.63%.
(2)	Represents future minimum base rent payments under non-cancellable operating leases with initial terms in excess of one year.
(3)

Includes estimated obligation to transfer funds under legally enforceable agreements for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Excludes purchase orders for services or products to be delivered pursuant to U.S. government contracts in which we have full recourse under normal contract termination clauses.

(4)

Excludes all income tax obligations, a portion of which represents unrecognized tax benefits in connection with uncertain tax positions taken, or expected to be taken on our income tax returns as of December 31, 2017 since we cannot determine the time period of future tax consequences. For additional information regarding income taxes, see Note 7 to the accompanying Consolidated Financial Statements.

Off-Balance Sheet Arrangements

At December 31, 2017, we had no significant off-balance sheet arrangements other than $2 million of outstanding letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain vendors and customers. These letters of credit may be drawn upon in the event of Engility’s nonperformance.

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

MD&A

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the accompanying Consolidated Financial Statements. The preparation of financial statements in conformity with GAAP requires us to make estimates using assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and cost of revenue during the reporting period. The most significant of these estimates relate to the revenue recognition, recoverability, useful lives and valuation of identifiable intangible assets and goodwill, income taxes, pension and defined benefit plan obligations and contingencies. Actual amounts will differ from these estimates and could differ materially. We believe that our critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are uncertain and inherently judgmental at the time of the estimate; (2) use of reasonably different assumptions could have changed our estimates, particularly with respect to recoverability of assets, and (3) changes in the estimate could have a material effect on our financial condition or results of operations. We believe the following critical accounting policies contain the more significant judgments and estimates used in the preparation of our financial statements.

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

Percentage-of-completion contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, developing total revenue and cost at completion estimates require the use of significant judgment.  Contract costs include direct labor and billable expenses, an allocation of allowable indirect costs, and warranty obligations. Billable expenses are comprised of subcontracting costs and other direct costs that often include, but are not limited to, travel-related costs and telecommunications charges. We recognize revenue and billable expenses from these transactions on a gross basis. Assumptions regarding the length of time to complete the contract also include expected increases in wages and prices for materials. Estimates of total contract revenue and costs are monitored during the term of the contract and are subject to revision as the contract progresses. Anticipated losses on contracts are recognized in the period they are deemed probable and can be reasonably estimated.  Anticipated contract losses recorded for both of the years ended December 31, 2017 and 2016 were $1 million and for the year ended December 31, 2015 were $2 million.

For the year ended December 31, 2017, the recognized amounts related to changes in estimates at completion represented a net increase to revenue and operating income of $12 million, of which $3 million was directly related to favorable performance on contracts with award fees.  Amounts related to changes in estimates at completion for the year

MD&A

ended December 31, 2016 represented a net increase to revenue and operating income of $18 million, of which $4 million was directly related to favorable performance on contracts with award fees.

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

Included in unbilled receivables, a component of receivables, net, are certain restructuring costs related to the performance of our U.S. government contracts which are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are expensed outside of our indirect rates and recognized as revenue for the portion we expect to be recoverable in our rates. At December 31, 2017 and 2016, these receivables were approximately $9 million and $11 million, respectively, and are allocated to contracts when they are paid or otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued expensing of these costs, the profitability of our remaining contracts could be adversely affected.

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

We review goodwill for impairment annually as of November 30 and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable for each reporting unit.

The process of an impairment test is to identify any potential impairment by comparing the carrying value of a reporting unit including goodwill and its fair value. We use a hybrid method valuation approach to determine the fair value of the reporting units which includes (1) the Income Approach (also referred to as a discounted cash flow or DCF), which is dependent upon estimates for future revenue, operating income, depreciation and amortization, income tax payments, working capital changes, and capital expenditures, as well as, expected long-term growth rates for cash flows; and (2) the Guideline Public Company Method, which uses valuation metrics from similar publicly traded companies (i.e., small-to-mid-cap providers of services to the U.S. Federal and local governments). Both of these approaches are affected by economic conditions related to the U.S. defense industry, as well as, conditions in the U.S. capital markets.  We evaluate the reasonableness of the fair value calculations of our reporting units by comparing the total of the fair values of all of our reporting units to our total market capitalization, taking into consideration an appropriate control premium.  An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

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

MD&A

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

To determine fair value as of November 30, 2016 and 2015, we used the Income Approach and Guideline Public Company Method weighted 50% and 50%, respectively, which is consistent with prior periods. The two methods returned value indications that were supportive of one another and corroborative of the value conclusion.

In the third quarter of 2017, Engility underwent an organizational realignment (the 2017 Realignment) resulting in (i) the combination of the Products and DoD reporting units into a new Defense group reporting unit and (ii) the transfer of the operations of its Federal Civilian group to its remaining reporting units. Since the new Defense group represents the combination, in full, of the Products and DoD reporting units, a fair value allocation of prior goodwill and intangible asset balances was not required.  Instead, the allocation of goodwill to the Defense reporting unit was the combined balance of the prior two reporting units.  The Company reallocated the goodwill and intangible assets assigned to the Federal Civilian group to their respective new reporting units based on relative fair values of the components of the Federal Civilian group that were realigned.  Further, as part of this realignment, a new International reporting unit was created.

Although the 2017 Realignment changed the structure of the business groups, it did not change how Engility operates its business groups, which continue to be organized around customers and have dedicated group-level senior vice presidents responsible for growth of their respective portfolios, customer relationships, project management and project profitability.  In addition, the 2017 Realignment did not change the duties of our chief operating decision maker to evaluate consolidated financial information in order to allocate resources and assess performance. As a result, we determined that we have a single operating and reportable segment and consequently do not aggregate any operating segments.

Goodwill Impairment Measurement

Based on results of the November 30, 2017 goodwill impairment test, we recorded a non-cash impairment charge of $7 million related to the International reporting unit.  The International reporting unit is highly concentrated on two primary contracts.  In connection with the Company’s annual operating and long term strategic plans that were finalized in the fourth quarter of 2017, the Company determined that the International reporting unit’s long range outlook for profitability was lower and working capital requirements were higher. As a result of its high DSO, the International reporting unit’s carrying value at the time of the impairment test was higher than what was anticipated at the time of the 2017 Realignment.  Given these factors and risk around the upcoming re-compete of one of the primary contracts within the reporting unit, certain valuation metrics for the International reporting unit were significantly less favorable.

MD&A

Based on results of the November 30, 2016 goodwill impairment test, the fair value for all five reporting units exceeded their carrying value; therefore, no impairment charge was required.  However, in connection with the sale of IRG, and based on the final selling price of the business being less than carrying value of the assets as of December 31, 2016, the Company recorded an impairment charge of $10 million in 2016.

During the year ended December 31, 2015, we recorded a non-cash goodwill impairment charge of $292 million due to the decline in the estimated fair value in four of the reporting units.  The decline in the estimated fair value was primarily due to the continued impact from legacy contracts that are ending, reduced in-theater work, new business that did not materialize in the fourth quarter of 2015 and a corresponding reduction in estimated future cash flows. During the year ended December 31, 2015, we acquired TASC which added $741 million to our balance of goodwill.

The more significant assumptions used in our DCF valuation to determine the fair value of the reporting units in connection with the goodwill valuation assessment at November 30, 2017 and 2016 were: (1) detailed five-year cash flow projections for the reporting units, which are based primarily on our estimates of future revenue, operating income and cash flows, (2) an expected long-term growth rate for the reporting units, which reflects the expected long-term growth rate for the U.S. economy and respective areas of the U.S. defense industry in which the reporting units operate and (3) risk adjusted discount rates, which represents the estimated weighted-average cost of capital (WACC) for the reporting units and includes the estimated risk-free rate of return that is used to discount future cash flow projections to their present values.

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

Our DCF valuation is dependent upon several assumptions and is subject to uncertainties due to uncontrollable events, including future DoD budgets, U.S. government spending priorities for services and general economic conditions. A change in any one or combination of the assumptions used in our DCF valuation could negatively impact the fair value, resulting in additional non-cash goodwill impairments.

For the November 30, 2017 and 2016 goodwill impairment tests the weighted average long-term growth rate and WACC developed by management for purposes of our goodwill impairment analysis for both periods was 3% and 9%, respectively. The long term growth rate was evaluated considering the discrete projection period and long-term industry and economic factors.  Other than the impaired International reporting unit, the fair value of each of the three remaining reporting units exceeded its carrying value by more than 20% as of November 30, 2017. For November 30, 2016, the fair value of each of our reporting units exceeded its carrying value by more than 15%.

For the November 30, 2017 goodwill impairment test, a hypothetical 1% decrease in the long-term growth rate and increase in the WACC would decrease the fair value of the remaining three reporting units under the DCF valuation by approximately $170 million and $220 million, respectively, and neither change would result in an impairment of any of the remaining reporting units.

MD&A

The amount of goodwill for each of our reporting units is shown in the following table:

	December 31,
	2017	2016
	(in millions)
Space Systems	$367.5	$288.6
Intelligence Solutions	318.2	260.1
Defense	385.6	242.3
International	—	N/A
Federal Civilian	N/A	187.6
Products	N/A	99.9
Total	$1,071.3	$1,078.5

Goodwill decreased in 2017 due to the impairment charge of $7 million to the International reporting unit as previously discussed above, which represented the full amount of the goodwill in the International reporting unit.

Identifiable Intangible Assets: As part of the accounting for our business acquisitions, identifiable intangible assets are recognized as assets if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged. The most significant identifiable intangible asset that is recognized separately for our business acquisitions is customer contractual relationships. All of our customer relationships are established through written customer contracts. The fair value for customer contractual relationships is determined, as of the date of the acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows arising from the follow-on revenue on contract renewals expected from the customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and revenue, less a contributory assets charge, all of which is discounted to present value. Identifiable intangible assets are: (1) tested for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and (2) amortized over their estimated useful lives as the economic benefits are consumed, ranging from 1 to 20 years. We evaluate the carrying amount and the remaining useful lives of identifiable intangible assets on a quarterly basis at the asset group level.  To the extent events or changes in circumstances indicate the carrying amount of these assets may not be recoverable, we test recoverability based on our projection of the undiscounted future operating cash flows of the related asset group. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to fair value. No impairment charges related to identifiable intangible assets were recorded in the three years ending December 31, 2017.

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

Income Taxes: We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The measurement of net deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain.

MD&A

Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

In evaluating our ability to recover our net deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying business. Actual operating results in future years could differ from our current assumptions, judgments and estimates. However, we believe that it is more likely than not that most of the deferred tax assets recorded on our Consolidated Balance Sheet will ultimately be realized. We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. At December 31, 2017 the valuation allowance of $1 million was related to a portion of state deferred tax assets, foreign tax credits and charitable donations that we do not expect to realize.

The Tax Act was signed into law on December 22, 2017. The Tax Act changed many aspects of U.S. corporate income taxation and included a reduction of the corporate income tax rate from 35% to 21%. We recognized provisional tax effects of the Tax Act in the year ended December 31, 2017 and recorded $60 million in tax expense which relates almost entirely to the remeasurement of our net deferred tax assets using the new 21% tax rate. Upon completion of our 2017 U.S. income tax return in 2018, we may identify additional remeasurement adjustments to our recorded net deferred tax assets. We will continue to assess our provision for income taxes as future guidance is issued but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

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

The discount rate represents the estimated rate at which we could effectively settle our pension benefit obligations. Beginning in 2016, we refined the method used to measure interest costs for pension and postretirement benefits. Previously, the cost was determined using a single weighted-average discount rate derived from the yield curve. Under the refined method, known as the spot rate approach, we will use individual spot rates along the yield curve that correspond with the timing of each benefit payment. In order to estimate this rate for 2017, the timing of each benefit payment was matched against the individual spot rates along the Towers Watson RATE:Link yield curve to produce a single discount rate. As of December 31, 2017, the DRC pension plan's measurement date, the weighted average discount rates used to determine the benefit obligations and the net periodic benefit costs were 3.53% and 3.31%, respectively.   The weighted average discount rate used to determine the benefit obligations and the net periodic benefit cost for the TASC defined benefit plan were 3.33% and 3.08%, respectively.  A hypothetical decrease of 1% in the discount rate would not result in a material increase in annual pension and defined benefit plan expense.

The assumed expected rate of return on plan assets, which is the average return expected on the funds invested or to be invested to provide future benefits to pension plan participants, is determined by an annual review of historical long-term asset returns and consultation with outside investment advisors. The weighted average expected rate of return for the DRC pension plan at December 31, 2017 was 7.86%. A hypothetical decrease of 1% in the expected rate of return would not result in a material increase in annual pension expense. The TASC defined benefit plan is unfunded and contributions are made equal to the amount of benefit payments made to plan participants.

If assumptions differ materially from actual results in the future, our obligations under the pension plans could also differ materially, potentially requiring us to record an additional pension liability and record additional pension costs. An actuarial valuation of the pension plans are performed each year. The results of these actuarial valuations are reflected in the accounting for the pension plans upon determination. As of December 31, 2017, we have a total pension and defined benefit liability of $39 million which represented the underfunded benefit obligation.

MD&A

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

MARKET RISK

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under the 2016 Credit Facility. A hypothetical 1% increase in our interest rate would have increased our interest expense by approximately $8 million for the year ended December 31, 2017 and likewise decreased our income and cash flows.

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

fINANCIAL STATEMENTS

Item 8. Financial Statement And Supplementary Data

fINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Engility Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Engility Holdings, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

fINANCIAL STATEMENTS

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 2, 2018

We have served as the Company’s auditor since 2011.

fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$41,890	$48,236
Receivables, net	331,094	334,248
Assets held for sale, current	—	20,242
Other current assets	19,681	30,404
Total current assets	392,665	433,130
Property, plant and equipment, net	44,006	46,547
Goodwill	1,071,371	1,078,454
Identifiable intangible assets, net	361,410	393,891
Deferred tax assets	150,535	232,283
Assets held for sale	—	11,962
Other assets	6,021	2,292
Total assets	$2,026,008	$2,198,559
Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$26,947	$26,947
Accounts payable, trade	52,954	43,943
Accrued employment costs	77,545	98,860
Accrued expenses	74,856	76,870
Advance payments and billings in excess of costs incurred	30,380	33,259
Income tax liabilities	548	209
Liabilities held for sale, current	—	4,341
Other current liabilities	26,688	36,410
Total current liabilities	289,918	320,839
Long-term debt	938,687	1,039,993
Income tax liabilities	62,219	64,852
Liabilities held for sale	—	1,084
Other liabilities	59,079	66,986
Total liabilities	1,349,903	1,493,754
Commitments and contingencies (Note 9)
Equity:
Preferred stock, par value $0.01 per share, 25,000 shares authorized, none issued or outstanding as of December 31, 2017 or 2016	—	—
Common stock, par value $0.01 per share, 175,000 shares authorized, 36,822 and 36,776 shares issued and outstanding as of December 31, 2017 and 2016, respectively	368	368
Additional paid-in capital	1,244,940	1,237,826
Accumulated deficit	(576,019)	(541,702)
Accumulated other comprehensive loss	(3,805)	(4,865)
Non-controlling interest	10,621	13,178
Total equity	676,105	704,805
Total liabilities and equity	$2,026,008	$2,198,559

See notes to Consolidated Financial Statements

fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue	$1,931,887	$2,076,423	$2,085,623
Costs and expenses
Cost of revenue	1,655,729	1,777,844	1,779,709
Selling, general and administrative expenses	142,391	166,238	203,262
Goodwill impairment	7,083	9,875	292,100
Total costs and expenses	1,805,203	1,953,957	2,275,071
Operating income (loss)	126,684	122,466	(189,448)
Interest expense, net	76,716	131,185	110,143
Other expenses (income), net	227	80	(1,285)
Income (loss) before provision for income taxes	49,741	(8,799)	(298,306)
Provision (benefit) for income taxes	80,356	(2,730)	(68,067)
Net loss	(30,615)	(6,069)	(230,239)
Less: Net income attributable to non-controlling interest	4,576	4,738	5,113
Net loss attributable to Engility	$(35,191)	$(10,807)	$(235,352)

Loss per share attributable to Engility
Basic	$(0.96)	$(0.29)	$(7.02)
Diluted	$(0.96)	$(0.29)	$(7.02)

Weighted average number of shares outstanding
Basic	36,838	36,730	33,536
Diluted	36,838	36,730	33,536

See notes to Consolidated Financial Statements

fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(30,615)	$(6,069)	$(230,239)
Other comprehensive income, net of tax:
Pension liability adjustment, net of tax expense of $528, $73 and $531 for the year ended December 31, 2017, 2016 and 2015, respectively	895	351	469
Less: reclassification adjustment for costs realized in net income, net of tax benefit of $148, $114 and $123 for the year ended December 31, 2017, 2016 and 2015, respectively	(231)	(178)	(108)
Net pension liability adjustment	664	173	361
Unrealized gain on derivative instruments, net of tax expense of $260, $2,880 and $2,250 for the year ended December 31, 2017, 2016 and 2015, respectively	401	4,514	3,526
Less: reclassification adjustment for costs realized in net income, net of tax benefit of $4, $1,482 and $1,339 for the year ended December 31, 2017, 2016 and 2015, respectively	(5)	(2,323)	(2,098)
Net unrealized gain on derivative instruments	396	2,191	1,428
Other comprehensive income, net of tax	1,060	2,364	1,789
Comprehensive loss	(29,555)	(3,705)	(228,450)
Less: Net income attributable to non-controlling interest	4,576	4,738	5,113
Comprehensive loss attributable to Engility	$(34,131)	$(8,443)	$(233,563)

See notes to Consolidated Financial Statements

fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

					Accumulated
			Additional		Other	Non-	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Controlling	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
Balance at December 31, 2014	17,592	$176	$770,764	$(295,543)	$(9,018)	$10,374	$476,753
Net loss attributable to Engility	—	—	—	(235,352)	—	—	(235,352)
Other comprehensive income, net	—	—	—	—	1,789	—	1,789
Shares issued for acquisition	18,938	189	662,936	—	—	—	663,125
Option price adjustment	—	—	228	—	—	—	228
Transaction costs	—	—	(2,590)	—	—	—	(2,590)
Dividends paid or accrued, net of forfeitures	—	—	(206,839)	—	—	—	(206,839)
Share-based compensation	186	3	9,297	—	—	—	9,300
Proceeds from share-based payment arrangements	19	—	279	—	—	—	279
Payment of employee withholding taxes on restricted stock units	—	—	(8,021)	—	—	—	(8,021)
Excess tax deduction from share- based payment arrangements	—	—	5,530	—	—	—	5,530
Net income attributable to non- controlling member	—	—	—	—	—	5,113	5,113
Distribution to non-controlling interest member	—	—	—	—	—	(3,182)	(3,182)
Balance at December 31, 2015	36,735	$368	$1,231,584	$(530,895)	$(7,229)	$12,305	$706,133
Net loss attributable to Engility	—	—	—	(10,807)	—	—	(10,807)
Other comprehensive income, net	—	—	—	—	2,364	—	2,364
Dividends forfeited	—	—	53	—	—	—	53
Share-based compensation	17	—	8,255	—	—	—	8,255
Proceeds from share-based payment arrangements	24	—	214	—	—	—	214
Payment of employee withholding taxes on restricted stock units	—	—	(1,779)	—	—	—	(1,779)
Excess tax deduction from share- based payment arrangements	—	—	(501)	—	—	—	(501)
Net income attributable to non- controlling member	—	—	—	—	—	4,738	4,738
Distribution to non-controlling interest member	—	—	—	—	—	(3,865)	(3,865)
Balance at December 31, 2016	36,776	$368	$1,237,826	$(541,702)	$(4,865)	$13,178	$704,805
Net loss attributable to Engility	—	—	—	(35,191)	—	—	(35,191)
Other comprehensive income, net	—	—	—	—	1,060	—	1,060
Dividends forfeited	—	—	41	—	—	—	41
Share-based compensation	46	—	7,938	—	—	—	7,938
Adoption of employee share-based payment accounting standard	—	—	636	874	—	—	1,510
Payment of employee withholding taxes on restricted stock units	—	—	(1,501)	—	—	—	(1,501)
Net income attributable to non- controlling member	—	—	—	—	—	4,576	4,576
Distribution to non-controlling interest member	—	—	—	—	—	(7,133)	(7,133)
Balance at December 31, 2017	36,822	$368	$1,244,940	$(576,019)	$(3,805)	$10,621	$676,105

See notes to Consolidated Financial Statements

fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net loss	$(30,615)	$(6,069)	$(230,239)
Goodwill impairment charge	7,083	9,875	292,100
Share-based compensation	7,938	8,255	9,297
Depreciation and amortization	44,572	46,797	58,435
Loss on sale of business	1,062	—	—
Loss (gain) on sale of property, plant and equipment	(302)	1,078	3,413
Bad debt expense	—	744	7,346
Loss on extinguishment of debt	432	4,642	—
Amortization of bank debt fees	8,710	5,564	13,339
Deferred income taxes	82,813	1,256	(37,487)
Excess tax deduction on share-based compensation	(191)	—	5,530
Changes in operating assets and liabilities:
Receivables	3,142	31,882	46,338
Other assets	9,024	(986)	26,553
Accounts payable, trade	8,817	(9,673)	(33,570)
Accrued employment costs	(21,315)	17,149	(58,467)
Accrued expenses	(1,903)	1,805	(22,204)
Advance payments and billings in excess of costs incurred	(2,879)	(15,674)	8,901
Other liabilities	(18,715)	(2,240)	(35,337)
Net cash provided by operating activities	97,673	94,405	53,948
Investing activities:
Acquisitions, net of cash acquired	—	—	25,478
Proceeds from sale of business, net of amount placed in escrow	22,349	—	—
Proceeds from sale of property, plant and equipment	2,902	—	—
Capital expenditures	(9,691)	(21,446)	(19,610)
Net cash provided by (used in) investing activities	15,560	(21,446)	5,868
Financing activities:
Gross borrowings from issuance of long-term debt	—	1,180,000	585,000
Repayment of long-term debt	(110,447)	(1,215,754)	(403,674)
Gross borrowings from revolving credit facility	318,500	137,000	157,000
Gross repayments of revolving credit facility	(318,500)	(137,000)	(115,000)
Debt issuance costs	—	(9,988)	(42,425)
Equity issuance costs	—	—	(2,590)
Proceeds from share-based payment arrangements	—	214	279
Payment of employee withholding taxes on share-based compensation	(1,501)	(1,779)	(8,021)
Dividends paid	(407)	(1,709)	(204,304)
Distributions to non-controlling interest member	(7,133)	(3,865)	(3,182)
Net cash used in financing activities	(119,488)	(52,881)	(36,917)
Change in cash for assets held for sale	(91)	(1,864)	—
Net change in cash and cash equivalents	(6,346)	18,214	22,899
Cash and cash equivalents, beginning of period	48,236	30,022	7,123
Cash and cash equivalents, end of period	$41,890	$48,236	$30,022
Non-cash investing activity:
Fair value of equity consideration paid for acquisition	$—	$—	$663,125
Supplemental cash flow disclosure:
Cash paid for taxes	$592	$1,071	$4,866
Cash paid for interest	$69,073	$106,205	$134,487

See notes to Consolidated Financial Statements

Notes to Financial Statements

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

1.  Basis of Presentation

Description of Business: Engility Holdings, Inc. (Engility) has provided mission critical services to the U.S. government for more than 60 years. Engility offers a broad range of highly technical services, leveraging our strengths in systems engineering, cybersecurity, high performance computing, enterprise modernization, and training and mission operations to solve our customers’ most difficult challenges.

Engility has a diversified portfolio that serves the U.S. Department of Defense (DoD), U.S. Department of Justice (DoJ), U.S. Department of State (DoS), Federal Aviation Administration (FAA), Department of Homeland Security (DHS), and space-related and intelligence community agencies, including the Central Intelligence Agency (CIA), the National Security Agency (NSA), the National Geospatial-Intelligence Agency (NGA), Defense Intelligence Agency (DIA), the National Reconnaissance Office (NRO), National Aeronautical and Space Administration (NASA) and U.S Air Force Space Command (AFSPC).

As used herein, the terms “Engility,” the “Company,” “we,” “us” or “our” refers to (i) Engility and its subsidiaries, for all periods prior to the closing of the TASC, Inc. (TASC) acquisition, and (ii) New Engility and its subsidiaries, for all periods following the TASC acquisition. The TASC acquisition was effected through a new holding company named New East Holdings, Inc. (New Engility). As a result of the business combination, New Engility succeeded to and continues to operate, directly or indirectly, the existing business of Engility and, indirectly, acquired the existing business of TASC. As of December 31, 2017, we employed approximately 8,700 individuals globally and operated in 44 countries.

Engility has no operations other than owning 100% of the capital stock of Engility Corporation (formerly TASC, Inc.), a Massachusetts corporation (Engility Corporation), and the consolidated financial statements of Engility and its consolidated subsidiaries are identical in all respects to the consolidated financial statements of Engility Corporation and its consolidated subsidiaries.

On July 17, 2012, L3 Technologies, Inc. completed the spin-off of Engility Holdings, Inc. from L3. Unless the context indicates otherwise, (i) references to Engility, the Company, we, us or our refer to Engility Holdings, Inc. and its subsidiaries and (ii) references to L3 refer to L3 Communications Holdings and its subsidiaries.

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

Accounting Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates using assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

reporting periods. The most significant of these estimates relate to revenue recognition, recoverability, useful lives and valuation of identifiable intangible assets and goodwill, income taxes, pension and defined benefit plan obligations and contingencies. Actual results experienced by the Company may differ materially from management's estimates.

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

Percentage-of-completion contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, developing total revenue and cost at completion estimates require the use of significant judgment.  Contract costs include direct labor and billable expenses, an allocation of allowable indirect costs, and warranty obligations. Billable expenses are comprised of subcontracting costs and other direct costs that often include, but are not limited to, travel-related costs and telecommunications charges. We recognize revenue and billable expenses from these transactions on a gross basis. Assumptions regarding the length of time to complete the contract also include expected increases in wages and prices for materials. Estimates of total contract revenue and costs are monitored during the term of the contract and are subject to revision as the contract progresses. Anticipated losses on contracts are recognized in the period they are deemed probable and can be reasonably estimated.  Anticipated contract losses recorded for both of the years ended December 31, 2017 and 2016 were $1 million and for the year ended December 31, 2015 were $2 million.

For the year ended December 31, 2017, the recognized amounts related to changes in estimates at completion represented a net increase to revenue and operating income of $12 million, of which $3 million was directly related to favorable performance on contracts with award fees.  Amounts related to changes in estimates at completion for the year ended December 31, 2016 represented a net increase to revenue and operating income of $18 million, of which $4 million was directly related to favorable performance on contracts with award fees.

Notes to fINANCIAL STATEMENTS

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

Included in unbilled receivables, a component of receivables, net, are certain restructuring costs related to the performance of our U.S. government contracts which are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are expensed outside of our indirect rates and recognized as revenue for the portion we expect to be recoverable in our rates. At both December 31, 2017 and 2016 these receivables were approximately $9 million and $11 million, respectively, and are allocated to contracts when they are paid or otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued expensing of these costs, the profitability of our remaining contracts could be adversely affected.

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

Share-Based Compensation: Certain key employees of Engility participate in share-based compensation plans. We follow the fair value based method of accounting for share-based employee compensation, which requires us to expense all share-based employee compensation. We issue performance shares and restricted stock units (RSUs) under our existing plans to employees of the Company. Compensation expense is recognized for the entire award, net of estimated forfeitures, on a straight line basis over the requisite service period, which is generally three years, based on the grant date fair value.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Act”). Further information on the tax impacts of the Tax Reform Act is included in Note 7 of the Company’s consolidated financial statements.

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying business. Actual operating results in future years could differ from our current assumptions, judgments and estimates. However, we believe that it is more likely than not that most of the deferred tax assets recorded on our Consolidated Balance Sheet will ultimately be realized. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized.

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

At December 31, 2017 the valuation allowance of $1 million was related to a portion of state deferred tax assets, foreign tax credits and charitable donations that we are not expected to realize.  At December 31, 2017 and 2016, we had long-term net deferred tax assets of $151 million and $232 million, respectively.

Cash and Cash Equivalents: Cash and cash equivalents represent cash that is directly attributable to the Company. Cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase.

Property, Plant and Equipment: Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by applying the straight-line method to the estimated useful lives of the related assets. Useful lives for buildings are 30 years. Useful lives for leasehold improvements and machinery, equipment, furniture and fixtures range from 3 to 10 years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from our balance sheet and the net gain or loss is included in the determination of operating income. Maintenance and repairs are charged to expense as incurred.

Goodwill: We record goodwill in connection with the acquisition of businesses when the purchase price exceeds the fair values of the assets acquired and liabilities assumed. Generally, the largest intangible assets from the businesses that we acquire are the assembled workforces, which includes the human capital of the management, administrative, marketing and business development, engineering and technical employees of the acquired businesses. The success of our businesses, including our ability to retain existing business (revenue arrangements) and to compete successfully for and win new business (revenue arrangements), is primarily dependent on the management, marketing and business development, contracting, engineering and technical skills and knowledge of our employees, rather than on productive capital (plant and equipment, and technology and intellectual property). Additionally, for a significant portion of our businesses, our ability to attract and retain employees who have U.S. government security clearances, particularly those of top-secret and above, is critical to our success, and is often a prerequisite for retaining existing revenue arrangements and pursuing new ones. Therefore, because intangible assets for assembled workforces are part of goodwill in accordance with the accounting standards for business combinations, the substantial majority of the intangible assets for our business acquisitions are recognized as goodwill. Additionally, the value assigned to goodwill for our business acquisitions also includes the value that we expect to realize from cost reduction measures that we implement for our acquired businesses.

The carrying value of goodwill is not amortized, but is tested for impairment annually as of November 30 as well as whenever events or changes in circumstances indicate that the carrying amount of a reporting unit may not be recoverable. A reporting unit is an operating segment, as defined by the segment reporting accounting standards, or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed by operating segment management.

The process of an impairment test is to identify any potential impairment by comparing the carrying value of a reporting unit including goodwill and its fair value. We determine the fair value of the reporting units using a hybrid method valuation approach which includes (1) the Income Approach (also referred to as a discounted cash flow or DCF), and (2) the Guideline Public Company Method.  An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

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

Notes to fINANCIAL STATEMENTS

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

Identifiable intangible assets are: (1) tested for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and (2) amortized over their estimated useful lives as the economic benefits are consumed, ranging from 1 to 20 years.  We evaluate the carrying amount and the remaining useful lives of identifiable intangible assets on a quarterly basis at the asset group level.  To the extent events or changes in circumstances indicate the carrying amount of these assets may not be recoverable, we test recoverability based on our projection of the undiscounted future operating cash flows of the related asset group. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to fair value. No impairment charges related to identifiable intangible assets were recorded in the three years ending December 31, 2017.

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

On January 6, 2017, the Company completed the sale of its international development services business, International Resources Group Ltd. (IRG), for an initial purchase price of $25 million in cash, subject to a cash on hand adjustment of $1 million finalized in the third quarter of 2017 and working capital adjustments that were finalized in January 2018 for approximately $2 million. As a result of the working capital adjustments, the Company recorded a loss of approximately $1 million at December 31, 2017. The sale was the result of the Company’s strategic review of its businesses and determination that the USAID portion of the Company’s international business no longer closely aligned with the Company’s future strategic direction. The Company used the proceeds from this sale, less an indemnity escrow of approximately $2 million, in the first quarter of 2017, to pay down existing debt. The Company expects to receive the indemnity escrow on or about the second anniversary of the sale assuming no claims are made against the escrow funds. In connection with the sale of IRG, and based on the final selling price of the business being less than carrying value of the assets as of December 31, 2016, the Company recorded a non-cash goodwill impairment charge of $10 million in 2016.

During the first quarter of 2017, the Company completed its sale of long-term assets with carrying value totaling $2 million (net of accumulated depreciation of $1 million). The Company recorded a gain on sale of approximately $1 million which was recorded in selling, general and administrative expenses.

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

The carrying amounts of assets and liabilities that were classified as held for sale were as follows:

December 31,
2016
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

Notes to fINANCIAL STATEMENTS

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

The carrying values of cash and cash equivalents, contract receivables and accounts payable approximate fair value because of the short-term nature of these instruments. The carrying value of the Term Loans, excluding original issue discount, and Notes approximated their fair value at December 31, 2017. The fair value of the Term Loans and Notes are based on quotes from a nationally recognized fixed income trading platform and is considered to be a Level 2 input, measured under GAAP hierarchy.

Earnings per Share: Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS reflects the weighted-average effect of all potentially dilutive securities outstanding during the periods. Diluted EPS includes the incremental effect of the employee stock purchase plan, restricted stock units, and stock options calculated using the treasury stock method. For the years ended December 31, 2017, 2016 and 2015, 532,060 shares, 766,935 shares and 570,181 shares, respectively, of common stock were not included in diluted EPS due to their anti-dilutive effects.

The following table sets forth the reconciliation of the weighted average shares outstanding and calculation of EPS:

	Year Ended December 31,
	2017	2016	2015
Net loss attributable to Engility	$(35,191)	$(10,807)	$(235,352)

Weighted average number of shares outstanding – Basic	36,838	36,730	33,536
Dilutive effect of share-based compensation outstanding after application of the treasury stock method	—	—	—
Weighted average number of shares outstanding – Diluted	36,838	36,730	33,536

Loss per share attributable to Engility
Basic	$(0.96)	$(0.29)	$(7.02)
Diluted	$(0.96)	$(0.29)	$(7.02)

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

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better align risk management activities in financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company is currently in the process of evaluating the impact of this new pronouncement on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted, including in an interim period. ASU 2017-09 is to be applied on a prospective basis to an award modified on or after the adoption date. As the standard will only be applied upon the modification of an award after the adoption date, there would be no impact until the standard is adopted and a modification occurs.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company does not believe the adoption of this accounting standard will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment, which simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendment should be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted ASU 2017-04 during the fourth quarter of 2017. For additional information to our goodwill policy and our annual goodwill impairment test refer to Note 1 and Note 5, respectively.

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

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

application using a retrospective transition method.  The Company is currently evaluating the impact this accounting standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  Under this guidance, the areas of simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, impact on earnings per share and classification on the statement of cash flows.  We adopted ASU 2016-09 on January 1, 2017.  As a result, all of the tax effects of share-based payments are now recorded in the income statement as a discrete adjustment.  An income tax benefit was recognized in the first quarter of 2017, as a result of the adoption of this standard. The treatment of forfeitures has changed as we have elected to discontinue our past process of estimating the number of forfeitures and now account for forfeitures as they occur. As such, this had a cumulative effect on our accumulated deficit of approximately $1 million, net of tax, as recorded on the statement of changes in stockholders’ equity. We have elected to present the cash flow statement on a retrospective transition method and prior periods have been adjusted to present the excess tax benefits as part of cash flows from operating activities. Net operating losses related to excess tax benefits on stock-based awards are now recognized as deferred tax assets on the balance sheet and are subject to a valuation allowance if the asset is not realizable. An income tax expense was recognized in the second quarter of 2017. The excess tax benefits was recognized during 2017 as a reduction to tax expense in the consolidated statements of operations and were classified as an operating activity in the statements of cash flows.  During 2017, no excess tax benefits were present and therefore no adjustment was required.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606).  ASU 2014-09 outlines a single comprehensive model for entities to use when accounting for revenue arising from contracts with customers, and it supersedes all current revenue recognition guidance, including industry-specific guidance. In addition, new ASUs have been issued amending or clarifying certain aspects of the new standard, including: ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date; ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross Versus Net); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients; and ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements, ASU No 2017-13 and ASU 2017-14, Income Statement – Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606).  The new standard defines a five-step process in which revenue is recognized when the performance obligation is satisfied within a contract.  The standard also requires new and expanded disclosures regarding revenue recognition.  Engility has elected to adopt the standard using the modified retrospective approach.

As the new standard impacts several of our business processes, systems and controls, the Company developed and implemented a comprehensive project plan to guide through the process of adopting the new standard.  To assess the impact of adopting ASC 606, Engility reviewed its contract population by selecting samples upon which to perform detailed contract analyses. These contract analyses entailed reviewing each selected contract to determine the appropriate accounting treatment under ASC 606.  These contract reviews were performed in a phased approach, enabling the Company to identify specific ASC 606-related risk areas for subsequent, more focused analyses.

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

We will continue to recognize revenue and profit for the majority of our performance obligations over time as work is performed because the customer simultaneously receives and consumes the benefits provided by our performance and based upon the continuous transfer of control to the customer as costs are incurred. For U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Therefore, there will be little to no change in the recognition of revenue under the new standard.

Engility management identified two primary areas likely to result in ASC 606-related impact:

•

Unfunded Performance Obligations - Engility may perform work under a contract that has not been fully funded if the Company has received an Authorization to Proceed from the customer. Under ASC 605, Revenue Recognition, the Company only recognized revenue to the extent of funding received, deferring revenue, cost and profit on unfunded work until receiving a modification indicating that adequate funds were available. Under ASC 606, the Company will evaluate unfunded amounts as variable consideration, which is generally expected to result in recognition of the revenue, cost and profit earlier as the work is performed.

•

Customized Products - Some of Engility’s contracts with customers entail building products to customer specifications. Under ASC 605, revenue for these customized products was recognized at the time of product delivery. Under ASC 606, the Company will change its revenue recognition methodology from point in time to over time for customized products, as they meet at least one of the overtime criteria.

As Engility will adopt ASC 606 using the modified retrospective method, the Company must record a one-time cumulative impact of adoption at January 1, 2018. While we are still in the process of finalizing the impact of adoption, we currently estimate the cumulative impact will reduce accumulated deficit by less than $2 million, which management believes is not material.

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

As a result of the acquisition of TASC, former TASC stockholders now hold approximately 51% of our shares of common stock outstanding as of February 26, 2018.

As a condition to the merger, we entered into a Stockholders Agreement, dated February 26, 2015 and amended as of February 28, 2018, with Birch Partners, LP (Birch), and for the limited purposes set forth therein, certain investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR) and certain investment funds affiliated with General Atlantic LLC (GA) (the Stockholders Agreement). The Stockholders Agreement establishes certain rights, restrictions and obligations of Birch, KKR and GA, and sets forth certain governance and other arrangements relating to Engility, including the right of Birch to designate (i) four directors for nomination to our board of directors for so long as each of KKR and GA (including their respective affiliates) beneficially own at least 50% of the shares of our common stock it owned as of the date of the

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

Stockholders Agreement or (ii) two directors for nomination to our board of directors for so long as each of KKR and GA (including their respective affiliates) beneficially own at least 25% (but less than 50%) of the shares of our common stock it owned as of the date of the Stockholders Agreement.

In connection with the acquisition, we issued 18,937,765 shares of Engility common stock on February 26, 2015 valued at approximately $663 million, and we assumed debt with an estimated fair value of $623 million. Engility declared a special cash dividend payable to stockholders of record as of immediately prior to the closing of the TASC transaction (the Cash Dividend), including holders of all outstanding RSUs and performance shares upon vesting, in the amount of $207 million, or $11.434 per share. For holders of unvested RSUs and performance shares, the Cash Dividend accrued on such grants and will be delivered to the holders upon the vesting of such grants. In connection with the acquisition, Engility has paid $204 million pursuant to the Cash Dividend to stockholders and holders of vested RSUs, performance share units and options. The remaining Cash Dividend balance will be paid to holders upon the vesting of their outstanding RSUs.

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

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

The final allocation of purchase price is as follows:

Purchase Price Allocation
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

The valuation of the identified intangible assets acquired is summarized below:

Identifiable Intangible Assets	Useful Life (years)
Customer contractual relationships	15	$333,600
Contractual backlog	1	17,700
Technology	15	7,000
Total intangible assets		$358,300

From the date of acquisition, February 26, 2015, through December 31, 2015, TASC generated $907 million of revenue and operating income of $55 million. Acquisition and restructuring expenses related to our acquisitions for the year ended December 31, 2017, 2016 and 2015 were $5 million, $12 million and $45 million, respectively.

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

Pro forma Results

The following pro forma results of operations have been prepared as though the acquisition of TASC had occurred on January 1, 2014. These pro forma results include adjustments for (i) amortization expense for the estimated identifiable intangible assets in the preliminary allocation of purchase price, (ii) the removal of historical TASC amortization expense, (iii) adjustments to conform TASC policies to Engility's policies related to the timing and recognition of certain contract revenue and costs, (iv) the alignment of TASC’s financial calendar to that of Engility’s and (v) the removal of acquisition-related expenses incurred and recorded in each of TASC and Engility’s results of operations in the year ended December 31, 2015.

The following pro forma results for the year ended December 31, 2015 do not purport to be indicative of the results of operations that would have been attained had the TASC acquisition been made as of January 1, 2014, or of results of operations that may occur in the future.

Revenue	$2,239,577
Operating (loss) income	$(143,496)

4.  Receivables

The components of contract receivables are presented in the table below.

	December 31,
	2017	2016
Billed receivables	$119,506	$97,661
Unbilled receivables	222,994	248,253
Allowance for doubtful accounts	(11,406)	(11,666)
Total receivables, net	$331,094	$334,248

Virtually all of our revenue and related receivables relate to contracts with the U.S. government.  Unbilled receivables principally consist of amounts to be billed within the next month, generally from cost-plus type contracts and time-and-material type contracts due to the timing of preparation of invoices to customers. Revenue recorded in excess of milestone billings on fixed-price type contracts consist of amounts not expected to be billed within the next month. Such amounts are converted to billed receivables when invoiced to customers according to contractual billing terms, which generally occur when performance milestones are completed. We believe that significantly all of the unbilled contract receivables at December 31, 2017 will be billed and collected within one year.

We do not believe that we have significant exposure to credit risk as accounts receivable and the related unbilled amounts are due primarily from the U.S. government. The Company has credit risk with respect to foreign government customers which comprise approximately 4% of total receivables, net of advance payments, and has reserved for these balances accordingly.  The allowance for doubtful accounts primarily represents our estimate for exposure to compliance, contractual issues and bad debts related to prime contractors and commercial customers.

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

The following table details the allowance for doubtful accounts:

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$11,666	$11,480	$1,482
Charged to expense	12	744	10,286
Deductions	(272)	(558)	(288)
Balance at end of year	$11,406	$11,666	$11,480

The increase in the allowance for doubtful accounts in 2015 was primarily driven by a reserve booked related to a dispute with a foreign government customer.

5.  Goodwill and Identifiable Intangible Assets

The changes in the carrying amounts of goodwill were as follows:

Goodwill
Balance as of December 31, 2015
Goodwill	$2,060,314
Accumulated impairment losses	(967,136)
1,093,178
Impairment charge	(9,875)
Goodwill allocated to assets held for sale	(4,849)
Balance as of December 31, 2016
Goodwill	2,055,465
Accumulated impairment losses	(977,011)
1,078,454
Impairment charge	(7,083)
Balance as of December 31, 2017
Goodwill	2,055,465
Accumulated impairment losses	(984,094)
$1,071,371

Goodwill Impairment Review

We review goodwill for impairment annually as of November 30 and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable for each reporting unit.  The process of an impairment test is to identify any potential impairment by comparing the carrying value of a reporting unit including goodwill and its fair value. We use a hybrid method valuation approach to determine the fair value of the reporting units which includes (1) the Income Approach (also referred to as a discounted cash flow or DCF), which is dependent upon estimates for future revenue, operating income, depreciation and amortization, income tax payments, working capital changes, and capital expenditures, as well as, expected long-term growth rates for cash flows; and (2) the Guideline Public Company Method, which uses valuation metrics from similar publicly traded companies (i.e., small-to-mid-cap providers of services to the U.S. Federal and local governments).  Both of these approaches are affected by economic conditions related to the U.S. defense industry as well as conditions in the U.S. capital markets.  We evaluate the reasonableness of the fair value calculations of our reporting units by comparing the total of the fair values of all of our reporting units to our total market capitalization, taking into consideration an appropriate control premium.  An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

The fair value measurement was calculated using unobservable inputs to the discounted cash flow method, which are classified as Level 3 within the fair value hierarchy under GAAP. The key assumptions we used to estimate the fair values of the reporting units are:

•	Discount rates;
•	Compounded annual revenue growth rates;
•	Average operating margins;
•	Terminal value capitalization rate (capitalization rate); and
•	Guideline Company valuations.

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

To determine fair value as of November 30, 2017 and 2016, we used the Income Approach and Guideline Public Company Method weighted 50% and 50%, respectively, which is consistent with prior periods. The two methods returned value indications that were supportive of one another and corroborative of the value conclusion.

In the third quarter of 2017, Engility underwent an organizational realignment (the “2017 Realignment”) resulting in (i) the combination of the Products and DoD reporting units into a new Defense group reporting unit (effective on July 11, 2017) and (ii) the transfer of the operations of its Federal Civilian group to its remaining reporting units (effective on August 3, 2017). Since the new Defense group represents the combination, in full, of the Products and DoD reporting units, a fair value allocation of prior goodwill and intangible asset balances was not required.  Instead, the allocation of goodwill to the Defense reporting unit was the combined balance of the prior two reporting units.  The Company reallocated the goodwill and intangible assets assigned to the Federal Civilian group to their respective new reporting units based on relative fair values of the components of the Federal Civilian group that were realigned.  Further, as part of this realignment, a new International reporting unit was created.

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

Although the 2017 Realignment changed the structure of the business groups, it did not change how Engility operates its business groups, which continue to be organized around customers and have dedicated group-level senior vice presidents responsible for growth of their respective portfolios, customer relationships, project management and project profitability.  In addition, the 2017 Realignment did not change the duties of our chief operating decision maker to evaluate consolidated financial information in order to allocate resources and assess performance. As a result, we determined that we have a single operating and reportable segment and consequently do not aggregate any operating segments.

Goodwill Impairment Measurement

Based on results of the November 30, 2017 goodwill impairment test, we recorded a non-cash impairment charge of $7 million related to the International reporting unit.  The International reporting unit was formed in the third quarter of 2017 as a result of the reorganization of our Federal Civilian unit.  The International reporting unit was highly concentrated on two primary contracts.  As the Company’s annual operating and long term strategic plans were finalized in the fourth quarter of 2017, the Company determined that the International reporting unit’s long range outlook for profitability was lower and working capital requirements were higher.  As a result of its high DSO, the International reporting unit’s carrying value at the time of the impairment test was higher than what was anticipated at the time of the 2017 Realignment.  Given these factors and risk around the upcoming re-compete of one of the primary contracts within the reporting unit, certain valuation metrics for the International reporting unit were significantly less favorable.

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

During the fourth quarter of 2015, we recorded a non-cash goodwill impairment charge of $292 million due to the decline in the estimated fair value in four of the reporting units.  The decline in the estimated fair value was primarily due to the continued impact from legacy contracts that are ending, reduced in-theater work, new business that did not materialize in the fourth quarter of 2015 and a corresponding reduction in estimated future cash flows.

The more significant assumptions used in our DCF valuation to determine the fair value of the reporting units in connection with the goodwill valuation assessment at November 30, 2017 and 2016 were: (1) detailed three-year cash flow projections for the reporting units, which are based primarily on our estimates of future revenue, operating income and cash flows, (2) an expected long-term growth rate for the reporting units which reflects the expected long-term growth rate for the U.S. economy and respective areas of the U.S. defense industry in which the reporting units operate and (3) risk adjusted discount rates, which represents the estimated weighted-average cost of capital (WACC) for the reporting units and includes the estimated risk-free rate of return that is used to discount future cash flow projections to their present values.

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

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

Our DCF valuation is dependent upon several assumptions and is subject to uncertainties due to uncontrollable events, including future DoD budgets, U.S. government spending priorities for services and general economic conditions. A change in any one or a combination of the assumptions used in our DCF valuation could negatively impact the fair value, resulting in additional non-cash goodwill impairments.

For the November 30, 2017 and 2016 goodwill impairment tests the weighted average long-term growth rate and WACC developed by management for purposes of our goodwill impairment analysis for both periods was 3% and 9%, respectively. The long term growth rate was evaluated considering the discrete projection period and long-term industry and economic factors. Other than the impaired International reporting unit, the fair value of each of the three remaining reporting units exceeded its carrying value by more than 20% as of November 30, 2017. For November 30, 2016, the fair value of each of our reporting units exceeded its carrying value by more than 15% as of November 30, 2016.

The amount of goodwill for each of our reporting units is shown in the following table:

	December 31,
	2017	2016
Space Systems	$367,526	$288,594
Intelligence Solutions	318,242	260,129
Defense	385,603	242,243
International	—	N/A
Federal Civilian	N/A	187,582
Products	N/A	99,906
Total	$1,071,371	$1,078,454

Goodwill decreased in 2017 due to the impairment charge of $7 million to the International reporting unit as previously discussed above, which represented the full amount allocated to the International reporting unit in conjunction with the 2017 Realignment.

Identifiable Intangible Assets

Information on our identifiable intangible assets that are subject to amortization is presented in the table below.

		December 31, 2017			December 31, 2016
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)
Customer contractual relationships	17	$545,229	$189,497	$355,732	$545,229	$157,482	$387,747
Technology	15	7,000	1,322	5,678	7,000	856	6,144
Total		$552,229	$190,819	$361,410	$552,229	$158,338	$393,891

In connection with the agreement to sell IRG, $9 million of the gross carrying amount of total identifiable intangible assets was allocated to the carrying value of assets held for sale in 2016 as well as the related accumulated amortization of $3 million.

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

Our recorded amortization expense for our identifiable intangible assets is presented in the table below.

	Year Ended December 31,
	2017	2016	2015
Amortization expense	$32,481	$36,491	$45,222

Based on gross carrying amounts at December 31, 2017, our estimate of amortization expense for identifiable intangible assets are presented in the table below.

	Year Ended December 31,
	2018	2019	2020	2021	2022
Amortization expense	$32,482	$32,482	$32,482	$32,482	$32,482

6.  Property, Plant and Equipment

The components of property, plant and equipment are presented in the table below.

	December 31,
	2017	2016
Land	$900	$900
Buildings and improvements	850	850
Machinery, equipment, furniture and fixtures	31,208	28,622
Leasehold improvements	41,757	43,598
Assets under construction	3,606	1,861
Gross property, plant and equipment	78,321	75,831
Accumulated depreciation and amortization	(34,315)	(29,284)
Property, plant and equipment, net	$44,006	$46,547

Our recorded depreciation expense for property, plant and equipment assets is presented in the table below.

	Year Ended December 31,
	2017	2016	2015
Depreciation expense	$12,091	$10,306	$13,213

7.  Income Taxes

The Tax Act was signed into law on December 22, 2017. The Tax Act changed many aspects of U.S. corporate income taxation and included reduction of the corporate income tax rate from 35% to 21%. As a result, we recognized provisional tax effects in the year ended December 31, 2017 of $60 million in tax expense relating almost entirely to the remeasurement of our net deferred tax assets using the new 21% tax rate. Upon completion of our 2017 U.S. income tax return in 2018, we may identify additional remeasurement adjustments to our recorded net deferred tax assets and liabilities. We will continue to assess our provision for income taxes as future guidance is issued but do not currently anticipate significant revisions will be necessary.

On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, the Company has determined that approximately $1 million related to foreign tax credits may not be realized and has maintained a valuation allowance.  Additional work is necessary to do a more detailed analysis of

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

historical foreign earnings as well as potential correlative adjustments. As mentioned above, additional remeasurement adjustments may result from our deferred taxes upon completion of the 2017 U.S. income tax return in 2018.

Income (loss) before income taxes is summarized in the table below.

	Year Ended December 31,
	2017	2016	2015
Domestic	$49,114	$(9,285)	$(298,644)
Foreign	627	486	338
Income before income taxes	$49,741	$(8,799)	$(298,306)

The components of our current and deferred portions of the provision for income taxes are presented in the table below.

	Year Ended December 31,
	2017	2016	2015
Current income tax provision (benefit):
Federal	$(2,678)	$(4,030)	$(29,632)
State and local	301	107	(1,569)
Foreign	105	(14)	727
Subtotal	(2,272)	(3,937)	(30,474)
Deferred income tax provision (benefit):
Federal	84,464	2,252	(31,830)
State and local	(1,836)	(1,089)	(5,718)
Foreign	—	44	(45)
Subtotal	82,628	1,207	(37,593)
Total provision (benefit) for income taxes	$80,356	$(2,730)	$(68,067)

A reconciliation of the statutory Federal income tax rate to our effective income tax rate is presented in the table below.

	Year Ended December 31,
	2017	2016	2015
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of Federal income tax benefit	3.0	6.6	1.7
Goodwill impairment	5.0	(33.2)	(18.0)
Non-controlling interest	(3.2)	18.8	0.6
Non-deductible acquisition costs	3.4	—	(0.3)
Federal tax credits	(0.8)	2.5	0.1
Tax audit settlements and return adjustments	0.5	(3.3)	—
Uncertain tax positions	(2.0)	1.3	3.9
Valuation allowance	—	3.9	—
Impacts of '17 Tax Cuts and Jobs Act	120.5	—	—
Other, net	0.1	(0.6)	(0.2)
Effective income tax rate	161.5%	31.0%	22.8%

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

The significant components of our deferred tax assets and liabilities are presented in the table below.

	December 31,
	2017	2016
Deferred tax assets:
Compensation and benefits	$18,048	$26,371
Unrecognized tax benefits	30,331	32,808
Fixed assets	5,101	6,627
Deferred revenue	7,732	12,917
Reserves	8,115	14,396
Pension	10,138	17,958
Net operating losses	113,615	171,969
Income recognition on contracts in process	7,335	-
Other	12,963	21,089
Gross deferred tax assets	213,378	304,135
Deferred tax liabilities:
Goodwill and other intangible assets	54,754	49,976
Income recognition on contracts in process	—	7,119
Other	7,015	13,769
Gross deferred tax liabilities	61,769	70,864
Valuation allowance	(1,074)	(988)
Net deferred tax assets	$150,535	$232,283

The valuation allowance on deferred tax assets of approximately $1 million as of December 31, 2017 and 2016 consists of state deferred tax assets, foreign tax credits and charitable donations. Included in the above table, we have approximately $1 million of foreign income tax credits that will expire beginning in 2025.

We and our subsidiaries filed income tax returns in various state and foreign jurisdictions. The Company has available at December 31, 2017, unused Federal and state operating loss carry forwards of $436 million and $421 million, respectively, that may be applied against taxable income and that expire in the years as indicated in the table below.

Year of Expiration	Federal	State
2018-2028	$—	$4,997
2029-2031	100,876	84,958
2032-2034	187,519	162,444
2035-2037	147,133	168,658
	$435,528	$421,057

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding potential interest and penalties:

	Year Ended December 31,
	2017	2016	2015
Balance at January 1	$55,274	$58,360	$67,927
Additions/reductions for tax positions related to the current year	65	151	4,139
Additions/reductions for tax positions related to prior years	—	—	(11,542)
Lapse of statute of limitations	(2,551)	(3,237)	(2,164)
Balance at December 31	$52,788	$55,274	$58,360

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

The balance of unrecognized tax benefits, exclusive of interest and penalties, was $53 million, $55 million and $58 million at December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, 2016 and 2015, we had $9 million, $10 million and $10 million of interest and penalty accrued related to unrecognized tax benefits.  It is expected that $9 million of unrecognized tax benefits at December 31, 2017 would affect earnings if recognized.

The statutes of limitations for our U.S. Federal income tax returns remain open for the years 2012 and onward.  The statute of limitations for L3’s U.S. Federal income tax return for the year ended December 31, 2012 remains open as of December 31, 2017. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years.  As of December 31, 2017, we anticipate that uncertain tax positions will decrease by approximately $27 million over the next 12 months of which $26 million relates to the resolution of a foreign uncertain tax position. The reversal of the foreign reserve will have a net impact of between $2 million and $3 million benefiting our provision for income taxes in the period resolved.  The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

At December 31, 2017 and 2016, non-current income taxes payable included accrued potential interest of $9 million and 10 million, respectively. With respect to the interest related items, our income tax provision included a benefit of $1 million, $1 million and $2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

8.  Share-Based Compensation

Share-based compensation expense is summarized in the table below.

	Year Ended December 31,
	2017	2016	2015
Share-based compensation	$7,938	$8,255	$9,297
Income taxes	(3,107)	(3,219)	(3,622)
Total after income taxes	$4,831	$5,036	$5,675

As of December 31, 2017, there was $9 million of total unrecognized compensation cost related to unvested stock compensation arrangements. This cost is expected to be fully amortized over the next three years, with $6 million and $3 million amortized during 2018 and 2019, respectively, with an immaterial amount amortized in 2020. Forfeitures are recorded as they occur. Our stock compensation costs may differ based on actual experience. The cost of stock compensation is included in the Consolidated Statements of Operations before, or in conjunction with, the vesting of options.

Long Term Performance Plan

Certain of our employees and directors participate in our Second Amended and Restated 2012 Long Term Performance Plan (the Amended 2012 LTPP), which includes awards originally granted under our 2012 Long Term Performance Plan and 2012 Directors Stock Incentive Plan.

Restricted Stock Units: During the year ended December 31, 2017, we granted 220,194 RSUs to certain of our employees with a grant date fair value of $30.44 per unit, of which 775 RSUs cliff vest on the first anniversary of the grant date, 12,137 RSUs cliff vest on the second anniversary of the grant date and 207,282 RSUs vest ratably over a term of three years from the grant date. During the year ended December 31, 2017, we granted 29,431 RSUs to the independent directors with a grant date fair value of $28.25 per unit. These RSUs vest after one year from the grant date. The employee and director RSUs may be settled in cash or stock upon vesting at the sole discretion of the Compensation Committee.

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

The table below presents a summary of our nonvested RSU awards activity for the year ended December 31, 2017.

	Number of Units	Weighted- Average Grant Date Fair Value
	(in thousands)
Nonvested balance at December 31, 2016	571	$20.57
Granted	250	30.19
Forfeited	(167)	22.53
Vested	(108)	22.76
Nonvested balance at December 31, 2017	546	$23.93
Director RSUs vested but not issued at December 31, 2017	63	$27.99

During the year ended December 31, 2017, 2016 and 2015, we granted restricted stock units with a weighted-average grant date fair value of $30.19, $18.92 and $32.12, respectively.

Performance Units: During the year ended December 31, 2017, we granted 189,351 performance units at target level of 100% (with the potential for the delivery of up to 568,053 shares of our common stock at the maximum performance level) to certain of our employees with a grant date fair value of $30.54 per unit.  Performance units cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2017. The number of shares of our common stock that are ultimately vested and delivered in respect of these performance units will range from 0% to 300% of the target grant amount. The vesting of performance units depends on the Company's performance, as approved by the Compensation Committee of our Board of Directors (the Compensation Committee), based on two metrics: book-to-bill and adjusted operating cash flow, each as measured over a three year performance period, and subject to adjustments based on the Company’s compounded annual growth rate for revenue over the same period.  The performance units may be settled in cash or stock at the sole discretion of the Compensation Committee.

The table below presents a summary of our nonvested performance share awards as of December 31, 2017.

	Number of Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Nonvested balance at December 31, 2016	554	$22.86
Granted	189	30.54
Forfeited	(201)	24.90
Vested	(33)	28.07
Nonvested balance at December 31, 2017	509	24.58

During the year ended December 31, 2017, 2016 and 2015, we granted performance units with a weighted-average grant date fair value of $30.54, $19.33 and $32.29, respectively.

Performance Retention Awards: Performance retention awards were granted to certain of our executives with a grant date fair value of $32.82 in 2015. The performance retention awards cliff vest after three years based on our performance at the end of a three-year period ended December 31, 2017. The number of shares of our common stock that ultimately vested and delivered in respect of these performance retention awards was 50% of the target grant amount based on the Company’s performance against a metric of net debt to adjusted EBITDA, measured as of December 31, 2017. The performance retention awards may be settled in cash or stock at the sole discretion of the Compensation Committee.

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

The table below presents a summary of our nonvested performance retention awards as of December 31, 2017.

	Number of Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Nonvested balance at December 31, 2016	99	$32.82
Granted	—	—
Forfeited	(20)	32.82
Vested	(20)	32.82
Nonvested balance at December 31, 2017	59	$32.82

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

Employee Stock Purchase Plan

On July 1, 2016, the shareholder-approved Employee Stock Purchase Plan (2016 ESPP) became effective. Under the 2016 ESPP, eligible employees are offered options to purchase shares of our common stock at the end of each six-month offering period at 90% of fair market value based on the closing market price for our stock on the purchase date. Eligible employees generally include all employees of Engility. The initial offering period commenced on July 1, 2016 and ended on December 31, 2016, and subsequent offering periods occur on the first trading day in January and July of each calendar year and end on the last trading day in June and December of each calendar year. Share purchases are funded through payroll deductions of up to 10% of an employee’s eligible compensation for each payroll period, or $25 each calendar year. For the initial offering period and the year ended December 31, 2016, 32,848 shares were purchased by employees at an average price of $30.50 per share. For the year ended December 31, 2017, 78,140 shares were purchased by employees for both offering periods at an average price of $25.34 per share.

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

9.  Commitments and Contingencies

Non-Cancellable Operating Leases

We lease certain facilities and equipment under agreements expiring at various dates through 2027. Certain leases contain renewal options or escalation clauses providing for increased rental payments based upon maintenance, utility and tax increases. No lease agreement imposes a restriction on our ability to pay dividends, engage in debt or equity financing transactions, or enter into further lease agreements.

The following table presents future minimum base rent payments under non-cancellable operating leases with initial terms in excess of one year at December 31, 2017.

	Real Estate	Equipment	Total
2018	$20,829	$127	$20,956
2019	17,177	99	17,276
2020	15,139	19	15,158
2021	13,688	—	13,688
2022	10,085	—	10,085
Thereafter	25,310	—	25,310
Total minimum payments required	102,228	245	102,473
Less: Sublease rentals under non-cancellable leases	(58)	—	(58)
Net minimum payments required	$102,170	$245	$102,415

The following table presents rent expense under non-cancellable operating leases.

	Year Ended December 31,
	2017	2016	2015
Rent expense	$31,778	$38,945	$53,912

Letters of Credit

We enter into standby letters of credit with financial institutions covering performance and financial guarantees pursuant to contractual arrangements with certain vendors and customers. We had total outstanding letters of credit aggregating $2 million at December 31, 2017. These letters of credit may be drawn upon in the event of our nonperformance. The letters of credit reduce the borrowing capacity of our revolving line of credit dollar-for-dollar.

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

Notes to fINANCIAL STATEMENTS

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

In accordance with the accounting standard for contingencies, we record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount we expect to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are recorded in other current liabilities in the Consolidated Balance Sheets. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At December 31, 2017 and 2016, we did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. We believe that we have recorded adequate provisions for our litigation matters. We review these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Although we believe that we have valid defenses with respect to legal matters and investigations pending against us, the results of litigation can be difficult to predict, particularly those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may turn out to be wrong. Therefore, it is possible that our financial position, results of operations or cash flows could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.

10.  Employee Benefits

Engility Employee Savings Plan. Under the Engility Master Savings Plan (the Engility Savings Plan), participating employees are eligible to receive Company matching or other contributions, in the form of cash effective January 1, 2015 or in the form of Engility common stock or cash in prior years, up to designated levels. For the year ended December 31, 2017, the plan provided a Company matching contribution for 50% of the first 8% of the employee contribution, for a maximum Company contribution of 4.0% of compensation. For the year ended December 31, 2016, the plan provided a Company matching contribution for 100% of the first 3% of the employee contribution and 50% of the next 3% of the employee contribution. The Company contributions under the Engility Savings Plan were $22 million, $26 million and $4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Notes to fINANCIAL STATEMENTS

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

Our funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Additional amounts are contributed to assure that plan assets will be adequate to provide retirement benefits. No mandatory contributions are required to fund the DRC Pension Plan during 2018.

Net Periodic Pension Cost

	DRC Pension Plan			TASC Benefit Plan
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015 (1)
Service cost	$823	$805	$—	$—	$—	$—
Interest cost on projected benefit obligations	2,499	2,543	3,997	495	468	470
Expected return on plan assets	(3,817)	(3,813)	(5,833)	—	—	—
Net loss (gain) amortization	451	292	231	(72)	—	—
Settlement loss	—	—	3,141	—	—	—
Immediate recognition of benefit cost due to plan termination	—	—	—	—	—	285
Net periodic benefit income (expense)	$(44)	$(173)	$1,536	$423	$468	$755

(1)	For the period from February 26, 2015 to December 31, 2015.

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

Obligations and Funded Status

	DRC Pension Plan		TASC Benefit Plan
	December 31,		December 31,
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$77,732	$78,665	$16,455	$18,146
Service cost	823	805	—	—
Interest cost	2,499	2,543	495	468
Benefits paid	(4,508)	(4,915)	(333)	(286)
Actuarial loss (gain)	1,336	1,506	(272)	(1,873)
Administrative expenses paid	(867)	(872)	—	—
Benefit obligation at end of year	77,015	77,732	16,345	16,455
Change in plan assets:
Fair value of plan assets at beginning of year	48,489	50,130	—	—
Actual return on plan assets	5,547	3,286	—	—
Employer contributions	5,748	860	333	286
Benefits paid	(4,508)	(4,915)	(333)	(286)
Administrative expenses paid	(867)	(872)	—	—
Fair value of plan assets at end of year	54,409	48,489	—	—
Unfunded status	$(22,606)	$(29,243)	$(16,345)	$(16,455)

Amounts recognized in the consolidated balance sheets consist of:

	DRC Pension Plan		TASC Benefit Plan
	December 31,		December 31,
	2017	2016	2017	2016
Other current liabilities	$—	$—	$811	$714
Other long-term liabilities	22,606	29,243	15,534	15,741
Net amount recognized	$22,606	$29,243	$16,345	$16,455

The combined projected benefit obligation for the DRC Pension Plan and TASC Benefit Plan was $93 million and $94 million at December 31, 2017 and 2016, respectively.

The reconciliation of the accumulated other comprehensive loss (gain) was as follows:

DRC Pension Plan

	Beginning Balance	Net Loss Amortization	Experience Loss (Gain)	Ending Balance
2017	$15,976	$(451)	$(394)	$15,131
2016	$14,235	$(292)	$2,033	$15,976
2015	$14,800	$(291)	$(274)	$14,235

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

TASC Benefit Plan

	Beginning Balance	Net Gain Amortization	Experience Gain	Ending Balance
2017	$(2,077)	$72	$(271)	$(2,276)
2016	$(204)	$—	$(1,873)	$(2,077)
2015	$—	$—	$(204)	$(204)

The amounts recognized in other comprehensive loss are reflected, net of related tax effects, as a component of accumulated other comprehensive loss as part of stockholders’ equity in the accompanying consolidated Balance Sheets.  The Company expects the amortization expense related to the net actuarial loss to be immaterial in 2018.

Assumptions

Beginning in 2016, we refined the method used to measure interest costs for pension and postretirement benefits. Previously, the cost was determined using a single weighted-average discount rate derived from the yield curve. Under the refined method, known as the spot rate approach, we use individual spot rates along the yield curve that correspond with the timing of each benefit payment. We believe this change provides a more precise measurement of interest costs by improving the correlation between projected cash outflows and corresponding spot rates on the yield curve.  Compared to the previous method, the spot rate approach decreased the interest components of our benefit costs slightly in 2016 and 2017. There is no impact on the total benefit obligation. We accounted for this change prospectively as a change in accounting estimate.

The discount rates represents the estimated rate at which we could effectively settle our pension benefit obligations. In order to estimate this rate for the DRC Pension Plan and the TASC Benefit Plan in 2017 and 2016, the timing of each benefit payment was matched against the individual spot rates along the Towers Watson RATE:Link yield curve to produce a single discount rate. During 2015, future expected cash flows of the plan were matched against the Towers Watson RATE:Link yield curve to produce a single discount rate.

The assumed long-term rate of return on plan assets, which is the average return expected on the funds invested or to be invested to provide future benefits to pension plan participants, is determined by an annual review of historical plan assets returns and consultation with outside investment advisors.  In selecting the expected long-term rate of return on assets used for the DRC Pension Plan, the Company considered its investment return goals stated in the Pension Plan’s investment policy. The Company, with input from the Pension Plan’s professional investment managers, also considered the average rate of earnings expected on the funds invested or to be invested to provide Pension Plan benefits. This process included determining expected returns for the various asset classes that comprise the Pension Plan’s target asset allocation.

The following assumptions were used to determine the benefit obligations and net periodic benefit costs:

Used to determine benefit obligations:

	DRC Pension Plan		TASC Benefit Plan
	December 31,		December 31,
	2017	2016	2017	2016
Discount rate	3.53%	3.95%	3.33%	3.54%
Rate of compensation increase	N/A	N/A	N/A	N/A

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

Used to determine net periodic benefit costs:

	DRC Pension Plan				TASC Benefit Plan
	Year Ended December 31,				Year Ended December 31,
	2017	2016	2015		2017	2016	2015
Discount rate	3.31%	3.39%	3.94%	(1)	3.08%	2.85%	3.05%	(2)
Expected rate of return on assets	7.86%	8.00%	8.00%		N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A		N/A	N/A	N/A

(1) The discount rate used for the determination of the settlement in 2015 was 4.17%.

(2) Represents the discounts rate for the RHRA Plan.  The discount rate for the Cash Bonus Plan in 2015 was 0.95%.

DRC Pension Plan Assets

The Company’s investment policy includes a periodic review of the DRC Pension Plan’s investment in the various asset classes. During 2017, the Company’s overall investment strategy for plan assets was to achieve a long-term rate of return of 7.50%, with a wide diversification of asset types, fund strategies and fund managers.  The target allocation ranges for the plan assets are 45% to 65% in equity securities; 30% to 50% in fixed income securities; 0% to 20% in other types of investments and 2% to 10% in cash and cash equivalents.  The risk management practices include regular evaluations of fund managers to ensure the risk assumed is commensurate with the given investment style and objectives.  Prohibited investments include, but are not limited to, margin transactions. According to the plan’s investment policy, the aggregate holdings of Company common stock may not exceed 3% of the total fund.  Plan assets did not include any Company securities at both December 31, 2017 and 2016.

The fair value measurement of plan assets by asset category at December 31, 2017 is as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Equity mutual funds	$50,733	$50,733	$—	$—
Guaranteed deposit account	2,578	—	—	2,578
Hedge funds	1,098	—	—	1,098
Total	$54,409	$50,733	$—	$3,676

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

The fair value measurement of plan assets by asset category at December 31, 2016 is as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash	$301	$301	$—	$—
Money market funds	1,653	—	1,653	—
Equity securities:
Common equity securities	7,340	7,340	—	—
Equity mutual funds	86	86	—	—
Real estate investment trusts	43	43	—	—
Exchanged traded funds equity	17,542	17,542	—	—
Corporate and foreign bonds	15,101	—	15,101	—
Hedge funds	6,423	—	—	6,423
Total	$48,489	$25,312	$16,754	$6,423

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

A reconciliation of the beginning and ending balances of hedge fund assets is as follows:

	Guaranteed Deposit Account	Hedge Funds	Total
Balance at December 31, 2015	$—	$6,438	$6,438
Actual returns on plan assets related to assets still held at the reporting date	—	325	325
Purchases	—	104	104
Sales	—	(444)	(444)
Balance at December 31, 2016	—	6,423	6,423
Actual returns on plan assets related to assets still held at the reporting date	—	123	123
Purchases	2,578	—	2,578
Sales	—	(5,448)	(5,448)
Balance at December 31, 2017	$2,578	$1,098	$3,676

The Company’s hedge fund assets consists of interests in one hedge fund at December 31, 2017.  The hedge fund is a multi-strategy equity hedge fund with a focus on investment strategies that exploit market inefficiencies to produce absolute returns with low correlation to global capital markets.  The fair value of the hedge fund was estimated based on the investments net asset value at the reporting period as the fair value is not readily determinable and the investment fund meets the criteria of an investment company. Redemptions of the interests in the fund can be made quarterly based on the discretion of the investment company’s Board of Directors.  During 2017, a second hedge fund was sold which was a fund of funds that combined diversified multi-strategy methods to achieve investment objectives during a three to five year investment cycle.  Strategy methods may have consisted of conventional long-term equity and fixed income investments or derivative investments, including, total return swaps, options and forwards.

The Guaranteed Deposit Account (GDA) is designed to provide liquidity and safety of principal with a competitive guaranteed rate of return.  The fair value of the GDA approximates the market value of underlying investments by discounting expected future investment cash flow from both investment income and repayment of principal for each investment purchased directly for the defined benefit segment of the General Account.  Principal and accumulated interest are fully guaranteed by Prudential Retirement Insurance and Annuity Company (PRIAC). The declared interest rate is

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

announced each year in advance and is determined by PRIAC.  The GDA invests in a broadly diversified, fixed-income portfolio within PRIAC’s general account.   The portfolio is invested in public bonds, commercial mortgages and private placement bonds.  As of December 31, 2017, the average credit quality of the portfolio was AA- and the average duration was 3.7 years.

Estimated Future Benefit Payments

The following table sets forth the expected timing of benefit payments by fiscal year:

	DRC Pension Plan	TASC Benefit Plan	Total
2018	$4,966	$811	$5,777
2019	$4,996	$874	$5,870
2020	$5,064	$1,052	$6,116
2021	$5,038	$1,263	$6,301
2022	$5,037	$1,420	$6,457
Five subsequent fiscal years	$24,620	$7,690	$32,310

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

The parties entered into the Second Amendment in order to reduce the interest rate applicable to (i) the Borrower’s senior secured term B1 loan facility in the original principal amount of $195 million (Existing Term B1 Loans) from 2.25% to 1.75%, in the case of alternate base rate loans, and from 3.25% to 2.75%, in the case of Eurocurrency loans, and (ii) the Borrower’s senior secured term B2 loan facility in the original principal amount of $608 million (Existing Term B2 Loans) from 2.75% to 2.25%, in the case of alternate base rate loans, and from 3.75% to 3.25%, in the case of Eurocurrency loans. The Second Amendment was accomplished by (i) the Borrower obtaining new term B1 loan commitments (Term B1 Loans) to refinance the Existing Term B1 Loans and Morgan Stanley making additional Term B1 Loans to the Borrower in a principal amount equal to $185 million minus the principal amount of any Existing Term B1 Loans outstanding on the Second Amendment Effective Date that were converted into Term B1 Loans on the Second Amendment Effective Date, and (ii) the Borrower obtaining new term B2 loan commitments (Term B2 Loans) to refinance the Existing Term B2 Loans and Morgan Stanley making additional Term B2 Loans to the Borrower in a principal amount equal to $579 million minus the principal amount of any Existing Term B2 Loans outstanding on the Second Amendment Effective Date that were converted into Term B2 Loans on the Second Amendment Effective Date. The proceeds of the Term B1 Loans and Term B2 Loans, respectively, will be applied to repay in full the Existing Term B1 Loans and Existing Term B2 Loans, respectively, outstanding as of the Second Amendment Effective Date.

On February 13, 2017 (the First Amendment Effective Date), the Company and Engility Corporation (the Borrower) entered into Amendment No. 1 (the First Amendment) to the Credit Agreement, dated as of August 12, 2016 (the 2016 Credit Facility), among the Borrower, the Company, the several lenders from time to time parties thereto and Morgan Stanley, as administrative agent and collateral agent.

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

The parties entered into the First Amendment in order to reduce the interest rate applicable to (i) the Borrower’s senior secured term B1 loan facility in the original principal amount of $200 million (Existing Term B1 Loans) from 3.25% to 2.25%, in the case of alternate base rate loans, and from 4.25% to 3.25%, in the case of Eurocurrency loans, and (ii) the Borrower’s senior secured term B2 loan facility in the original principal amount of $680 million (Existing Term B2 Loans) from 3.75% to 2.75%, in the case of alternate base rate loans, and from 4.75% to 3.75%, in the case of Eurocurrency loans.  The First Amendment was accomplished by (i) the Borrower obtaining new term B1 loan commitments (New Term B1 Loans) to reprice the Existing Term B1 Loans and Morgan Stanley making additional New Term B1 Loans to the Borrower in a principal amount equal to $195 million minus the principal amount of any Existing Term B1 Loans outstanding on the First Amendment Effective Date that were converted into New Term B1 Loans on the First Amendment Effective Date, and (ii) the Borrower obtaining new term B2 loan commitments (New Term B2 Loans) to reprice the Existing Term B2 Loans and Morgan Stanley making additional New Term B2 Loans to the Borrower in a principal amount equal to $608 million minus the principal amount of any Existing Term B2 Loans outstanding on the First Amendment Effective Date that were converted into New Term B2 Loans on the First Amendment Effective Date. The proceeds of the New Term B1 Loans and New Term B2 Loans, respectively, were applied to repay in full the Existing Term B1 Loans and Existing Term B2 Loans, respectively, outstanding as of the First Amendment Effective Date.

The 2016 Credit Facility provides for aggregate commitments of $1,045 million, consisting of (a) a $200 million senior secured term B1 loan facility (Term B1 Loan), (b) a $680 million senior secured term B2 loan facility (Term B2 Loan; the Term B1 Loan and the Term B2 Loan collectively are referred to as the Term Loans), and (c) a $165 million senior secured revolving credit facility (Revolver). The Revolver includes subfacilities for the issuance of letters of credit in an aggregate face amount of up to $35 million and a swingline commitment for swingline borrowings of up to $35 million at any time outstanding. The Term B1 Loan and the Term B2 Loan were fully drawn on August 12, 2016.

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

Notes to fINANCIAL STATEMENTS

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

We believe our most restrictive covenant is the consolidated first lien net leverage ratio requirement in the 2016 Credit Facility, which as of December 31, 2017 was 3.25:1.00. The consolidated first lien net leverage ratio is the ratio of (a) (i) funded debt secured by liens as of such date minus (ii) the unrestricted cash as of such date to (b) consolidated bank EBITDA for the period of the four fiscal quarters most recently ended. As of December 31, 2017, we were in compliance with all covenants under the 2016 Credit Facility.

Notes to fINANCIAL STATEMENTS

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

Notes to fINANCIAL STATEMENTS

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

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

Debt Summary

The composition of our debt at December 31, 2017 and 2016 was as follows:

	December 31,
	2017	2016
Term Loans	$713,000	$823,300
Notes	300,000	300,000
Other	314	461
Total debt	1,013,314	1,123,761
Less: current portion of long-term debt	(26,947)	(26,947)
Less: unamortized original issue discount costs and financing fees	(47,680)	(56,821)
Long-term debt	$938,687	$1,039,993

During 2017, we repaid a total of $110 million of debt under the 2016 Credit Facility, which included the prepayment of $83 million. We incurred approximately $3 million in fees related to the repricing of term loan debt in 2017. Our availability under the Revolver of the 2016 Credit Facility was $163 million as of December 31, 2017, with $2 million outstanding under letters of credit.

During 2016, in connection with the termination of the 2015 Credit Facilities, the Company incurred a $10 million early termination penalty under the Second Lien Credit Agreement. The Company also expensed $5 million of deferred debt issuance costs associated with the 2015 Credit Facilities in 2016.  In addition, the Company expensed approximately $11 million of debt issuances costs related to the 2016 Credit Facility and Notes that did not qualify for deferral.

During 2015, in connection with the TASC Incremental Facilities, the Company expensed $5 million of deferred debt issuance costs associated with the 2013 Credit Facility.  Furthermore, the Company expensed debt issuance costs of approximately $1 million that did not qualify for deferral. These amounts are reflected in interest expense, net in the Consolidated Statements of Operations.

During the year ended December 31, 2017, we had a weighted average outstanding loan balance of $1,073 million, which accrued interest at a weighted average borrowing rate of approximately 5.91%.  Our weighted average outstanding loan balance for the year ended December 31, 2016 was $1,147 million, which accrued interest at a weighted average borrowing rate of approximately 8.07%. Our weighted average outstanding loan balance for the year ended December 31, 2015 was $1,077 million, which accrued interest at a weighted average borrowing rate of approximately 8.22%.

The following table presents our minimum debt principal payments.

Minimum Debt Principal Payments
2018	$26,947
2019	26,967
2020	141,800
2021	6,800
2022	6,800
Thereafter	804,000
Total minimum payments required	$1,013,314

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

12.  Fair Value Measurements

Derivative Instruments

During 2017, the Company entered into an interest rate swap agreement for contracts with an initial notional amount of $281 million.  These contracts become effective December 29, 2017 and expire on December 31, 2020.  The other terms of these instruments are as follows:

Contract received:	Floating interest rate	LIBOR (subject to minimum of 1.00%)
Contract paid:	Fixed interest rates	1.947% - 1.949%

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities that are measured at fair value on a recurring basis:

			December 31,	December 31,
	Balance Sheet Classification	Fair Value Hierarchy	2017	2016
Interest rate swap assets	Other assets	Level 2	$1,129	$—
Interest rate swap liabilities	Other current liabilities	Level 2	$(477)	$—

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

During 2016, the Company terminated its interest rate swap agreements related to the 2015 Credit Facility which resulted in a $2 million termination charge and a loss of approximately $1 million.

The derivative instruments were comprised of a combined notional amount of $200 million effective December 31, 2015 which would have expired December 31, 2016.  The other terms of these instruments were as follows:

Contract received:	Floating interest rate	LIBOR (subject to minimum of 1.25%)
Contract paid:	Fixed interest rates	3.09% - 3.18%

13.  Restructuring and Integration Costs

During 2017, we incurred $2 million in lease termination fees which were paid out by the end of 2017. During 2016, we incurred $12 million in restructuring costs, including severance which were paid out during 2017, and other costs to include lease termination fees which were paid out by the end of 2016. During 2015, in conjunction with the integration of TASC, we incurred $21 million in restructuring costs, including costs related to workforce reduction which were paid out during 2016, and other costs to include contract and lease termination fees which were paid out during 2017.

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

The activity and balance of the liability accounts are as follows:

	Severance and Related Costs	Other Restructuring Costs	Total
Balance as of December 31, 2014	$368	$6,036	$6,404
Additions	14,614	6,476	21,090
Cash payments	(10,976)	(3,041)	(14,017)
Balance as of December 31, 2015	4,006	9,471	13,477
Additions	9,357	2,186	11,543
Cash payments	(12,059)	(6,704)	(18,763)
Other adjustments	—	(2,429)	(2,429)
Balance as of December 31, 2016	1,304	2,524	3,828
Additions	—	1,859	1,859
Cash payments	(1,304)	(3,479)	(4,783)
Other adjustments	—	(904)	(904)
Balance as of December 31, 2017	$—	$—	$—

Restructuring and severance-related costs are contained within the selling, general and administrative expense line in the accompanying consolidated statement of operations. The restructuring liabilities were recognized within other current liabilities in the accompanying consolidated balance sheets.

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

In accordance with Rule 3-10(d) of Regulation S-X under the Securities Exchange Act of 1934, as amended, the Company includes the following tables in these notes to the condensed consolidated financial statements.  Effective December 31, 2017, Dynamics Research Corporation, which was previously a subsidiary guarantor, was merged into Engility Corporation.  As a result, prior year supplemental condensed financial statements have been restated to reflect this change

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2017

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$—	$31,966	$36	$9,888	$—	$41,890
Receivables, net	—	301,047	9,562	20,485	—	331,094
Intercompany receivables	—	—	28,069	7,738	(35,807)	—
Other current assets	—	17,300	(4)	2,385	—	19,681
Total current assets	—	350,313	37,663	40,496	(35,807)	392,665
Property, plant and equipment, net	—	43,933	—	73	—	44,006
Goodwill	—	1,071,371	—	—	—	1,071,371
Identifiable intangible assets, net	—	361,410	—	—	—	361,410
Deferred tax assets	—	150,535	—	—	—	150,535
Investment in subsidiaries	676,105	67,623	31,876	—	(775,604)	—
Other assets	—	5,976	45	—	—	6,021
Total assets	$676,105	$2,051,161	$69,584	$40,569	$(811,411)	$2,026,008
Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$—	$26,947	$—	$—	$—	$26,947
Accounts payable, trade	—	52,826	—	128	—	52,954
Intercompany payable	—	35,807	—	—	(35,807)	—
Accrued employment costs	—	68,622	1,961	6,962	—	77,545
Accrued expenses	—	74,657	—	199	—	74,856
Advance payments and billings in excess of costs incurred	—	30,380	—	—	—	30,380
Income tax liabilities	—	320	—	228		548
Other current liabilities	—	25,512	—	1,176		26,688
Total current liabilities	—	315,071	1,961	8,693	(35,807)	289,918
Long-term debt	—	938,687	—	—	—	938,687
Income tax liabilities	—	62,219	—	—	—	62,219
Other liabilities	—	59,079	—	—	—	59,079
Total liabilities	—	1,375,056	1,961	8,693	(35,807)	1,349,903
Shareholders' equity	676,105	676,105	67,623	31,876	(775,604)	676,105
Total liabilities and equity	$676,105	$2,051,161	$69,584	$40,569	$(811,411)	$2,026,008

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2016

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$—	$31,144	$365	$16,727	$—	$48,236
Receivables, net	—	297,334	18,030	18,884	—	334,248
Intercompany receivables	—	124,741	—	758	(125,499)	—
Assets held for sale, current	—	2,332	17,910	—	—	20,242
Other current assets	—	27,437	506	2,461	—	30,404
Total current assets	—	482,988	36,811	38,830	(125,499)	433,130
Property, plant and equipment, net	—	46,413	3	131	—	46,547
Goodwill	—	1,078,454	—	—	—	1,078,454
Identifiable intangible assets, net	—	393,891	—	—	—	393,891
Deferred tax assets	—	236,457	(4,174)	—	—	232,283
Assets held for sale	—	1	11,961	—	—	11,962
Investment in subsidiaries	704,805	(60,902)	29,248	—	(673,151)	—
Other assets	—	2,292	—	—	—	2,292
Total assets	$704,805	$2,179,594	$73,849	$38,961	$(798,650)	$2,198,559
Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$—	$26,947	$—	$—	$—	$26,947
Accounts payable, trade	—	43,848	37	58	—	43,943
Intercompany payable	—	758	124,741	—	(125,499)	—
Accrued employment costs	—	87,263	4,466	7,131	—	98,860
Accrued expenses	—	76,520	—	350	—	76,870
Advance payments and billings in excess of costs incurred	—	33,259	—	—	—	33,259
Income tax liabilities	—	—	—	230	(21)	209
Liabilities held for sale, current	—	—	4,341	—	—	4,341
Other current liabilities	—	34,398	47	1,944	21	36,410
Total current liabilities	—	302,993	133,632	9,713	(125,499)	320,839
Long-term debt	—	1,039,993	—	—	—	1,039,993
Income tax liabilities	—	64,852	—	—	—	64,852
Liabilities held for sale	—	—	1,084	—	—	1,084
Other liabilities	—	66,951	35	—	—	66,986
Total liabilities	—	1,474,789	134,751	9,713	(125,499)	1,493,754
Shareholders' equity	704,805	704,805	(60,902)	29,248	(673,151)	704,805
Total liabilities and equity	$704,805	$2,179,594	$73,849	$38,961	$(798,650)	$2,198,559

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2017

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Revenue	$—	$1,755,936	$32,519	$143,432	$—	$1,931,887
Costs and expenses
Cost of revenue	—	1,470,400	56,340	128,989	—	1,655,729
Selling, general and administrative expenses	—	134,670	3,287	4,434	—	142,391
Goodwill impairment	—	7,083	—	—	—	7,083
Total costs and expenses	—	1,612,153	59,627	133,423	—	1,805,203
Operating income (loss)	—	143,783	(27,108)	10,009	—	126,684
Interest expense, net	—	76,716	—	—	—	76,716
Other expenses (income), net	—	(17)	(4)	248	—	227
Income (loss) in equity investments in subsidiaries	(35,191)	(21,920)	5,185	—	51,926	—
Income (loss) before income taxes	(35,191)	45,164	(21,919)	9,761	51,926	49,741
Provision for income taxes	—	80,355	1	—	—	80,356
Net income (loss)	(35,191)	(35,191)	(21,920)	9,761	51,926	(30,615)
Less: Net income attributable to non-controlling interest	—	—	—	4,576	—	4,576
Net income (loss) attributable to Engility	$(35,191)	$(35,191)	$(21,920)	$5,185	$51,926	$(35,191)

Net income (loss)	$(35,191)	$(35,191)	$(21,920)	$9,761	$51,926	$(30,615)
Other comprehensive income	—	1,060	—	—	—	1,060
Comprehensive income (loss)	(35,191)	(34,131)	(21,920)	9,761	51,926	(29,555)
Less: Net income attributable to non-controlling interest	—	—	—	4,576	—	4,576
Comprehensive income (loss) attributable to Engility	$(35,191)	$(34,131)	$(21,920)	$5,185	$51,926	$(34,131)

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE YEAR ENDED DECEMBER 31, 2016

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Revenue	$—	$1,834,718	$87,539	$154,166	$—	$2,076,423
Costs and expenses
Cost of revenue	—	1,503,356	133,307	141,181	—	1,777,844
Selling, general and administrative expenses	—	145,215	17,964	3,059	—	166,238
Goodwill impairment	—	9,875	—	—	—	9,875
Total costs and expenses	—	1,658,446	151,271	144,240	—	1,953,957
Operating income (loss)	—	176,272	(63,732)	9,926	—	122,466
Interest expense, net	—	131,185	—	—	—	131,185
Other expenses (income), net	—	(135)	1	214	—	80
Income (loss) in equity investments in subsidiaries	(10,807)	(58,753)	4,974	—	64,586	—
Income (loss) before income taxes	(10,807)	(13,531)	(58,759)	9,712	64,586	(8,799)
Provision (benefit) for income taxes	—	(2,724)	(6)	—	—	(2,730)
Net income (loss)	(10,807)	(10,807)	(58,753)	9,712	64,586	(6,069)
Less: Net income attributable to non-controlling interest	—	—	—	4,738	—	4,738
Net income (loss) attributable to Engility	$(10,807)	$(10,807)	$(58,753)	$4,974	$64,586	$(10,807)

Net income (loss)	$(10,807)	$(10,807)	$(58,753)	$9,712	$64,586	$(6,069)
Other comprehensive income	—	2,364	—	—	—	2,364
Comprehensive income (loss)	(10,807)	(8,443)	(58,753)	9,712	64,586	(3,705)
Less: Net income attributable to non-controlling interest	—	—	—	4,738	—	4,738
Comprehensive income (loss) attributable to Engility	$(10,807)	$(8,443)	$(58,753)	$4,974	$64,586	$(8,443)

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2015

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Revenue	$—	$1,796,441	$151,514	$156,704	$(19,036)	$2,085,623
Costs and expenses
Cost of revenue	—	1,519,802	135,985	142,958	(19,036)	1,779,709
Selling, general and administrative expenses		184,397	15,162	3,703	—	203,262
Goodwill impairment	—	292,100	—	—	—	292,100
Total costs and expenses	—	1,996,299	151,147	146,661	(19,036)	2,275,071
Operating income (loss)	—	(199,858)	367	10,043	—	(189,448)
Interest expense (income), net	—	110,148	—	(5)	—	110,143
Other expense (income), net	—	(1,289)	4	—	—	(1,285)
Income (loss) in equity investments in subsidiaries	(235,352)	3,018	4,935	—	227,399	—
Income (loss) before income taxes	(235,352)	(305,699)	5,298	10,048	227,399	(298,306)
Benefit for income taxes	—	(70,347)	2,280	—	—	(68,067)
Net income (loss)	(235,352)	(235,352)	3,018	10,048	227,399	(230,239)
Less: Net income attributable to non-controlling interest	—	—	—	5,113	—	5,113
Net income (loss) attributable to Engility	$(235,352)	$(235,352)	$3,018	$4,935	$227,399	$(235,352)

Net income (loss)	$(235,352)	$(235,352)	$3,018	$10,048	$227,399	$(230,239)
Other comprehensive income	—	1,789	—	—	—	1,789
Comprehensive income (loss)	(235,352)	(233,563)	3,018	10,048	227,399	(228,450)
Less: Net income attributable to non-controlling interest	—	—	—	5,113	—	5,113
Comprehensive income (loss) attributable to Engility	$(235,352)	$(233,563)	$3,018	$4,935	$227,399	$(233,563)

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2017

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$—	$(62,082)	$152,481	$7,274	$—	$97,673
Investing activities:
Proceeds from sale of business, net of amount placed in escrow	—	22,349	—	—	—	22,349
Proceeds from sale of property, plant and equipment	—	2,902	—	—	—	2,902
Capital expenditures	—	(9,691)	—	—	—	(9,691)
Net cash provided by investing activities	—	15,560	—	—	—	15,560
Financing activities:
Repayment of long-term debt	—	(110,447)	—	—	—	(110,447)
Gross borrowings from revolving credit facility	—	318,500	—	—	—	318,500
Repayments of revolving credit facility	—	(318,500)	—	—	—	(318,500)
Payment of employee withholding taxes on share-based compensation	(1,501)	—	—	—	—	(1,501)
Dividends paid	(407)	—	—	—	—	(407)
Distributions to non-controlling interest member	—	—	—	(7,133)	—	(7,133)
Due (to) from subsidiaries	1,908	157,882	(152,810)	(6,980)	—	—
Net cash provided by (used in) financing activities	—	47,435	(152,810)	(14,113)	—	(119,488)
Change in cash from assets held from sale	—	(91)	—	—	—	(91)
Net change in cash and cash equivalents	—	822	(329)	(6,839)	—	(6,346)
Cash and cash equivalents, beginning of period	—	31,144	365	16,727	—	48,236
Cash and cash equivalents, end of period	$—	$31,966	$36	$9,888	$—	$41,890

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2016

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$—	$163,949	$(82,167)	$12,623	$—	$94,405
Investing activities:
Capital expenditures	—	(21,446)	—	—	—	(21,446)
Net cash used in investing activities	—	(21,446)	—	—	—	(21,446)
Financing activities:
Gross borrowings from issuance of long-term debt	—	1,180,000	—	—	—	1,180,000
Repayment of long-term debt	—	(1,215,754)	—	—	—	(1,215,754)
Gross borrowings from revolving credit facility	—	137,000	—	—	—	137,000
Repayments of revolving credit facility	—	(137,000)	—	—	—	(137,000)
Debt issuance costs	—	(9,988)	—	—	—	(9,988)
Proceeds from share-based payment arrangements	214	—	—	—	—	214
Payment of employee withholding taxes on share-based compensation	(1,779)	—	—	—	—	(1,779)
Dividends paid	(1,709)	—	—	—	—	(1,709)
Distributions to non-controlling interest member	—	—	—	(3,865)	—	(3,865)
Due (to) from subsidiaries	3,274	(82,066)	82,503	(3,711)	—	—
Net cash provided by (used in) financing activities	—	(127,808)	82,503	(7,576)	—	(52,881)
Change in cash from assets held from sale	—	(1,864)	—	—	—	(1,864)
Net change in cash and cash equivalents	—	12,831	336	5,047	—	18,214
Cash and cash equivalents, beginning of period	—	18,313	29	11,680	—	30,022
Cash and cash equivalents, end of period	$—	$31,144	$365	$16,727	$—	$48,236

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands except share and per share data or where specified)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2015

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Operating activities:
Net cash provided by operating activities	$5,530	$85,842	$(50,963)	$13,539	$—	$53,948
Investing activities:
Acquisitions, net of cash acquired	—	25,478	—	—	—	25,478
Capital expenditures	—	(19,610)	—	—	—	(19,610)
Net cash used in investing activities	—	5,868	—	—	—	5,868
Financing activities:
Gross borrowings from issuance of long-term debt	—	585,000	—	—	—	585,000
Repayment of long-term debt	—	(403,674)	—	—	—	(403,674)
Gross borrowings from revolving credit facility	—	157,000	—	—	—	157,000
Repayments of revolving credit facility	—	(115,000)	—	—	—	(115,000)
Debt issuance costs	—	(42,425)	—	—	—	(42,425)
Equity issuance costs	(2,590)	—	—	—	—	(2,590)
Proceeds from share-based payment arrangements	279	—	—	—	—	279
Payment of employee withholding taxes on share-based compensation	(8,021)	—	—	—	—	(8,021)
Dividends paid	(204,304)	—	—	—	—	(204,304)
Distributions to non-controlling interest member	—	—	—	(3,182)	—	(3,182)
Due (to) from subsidiaries	209,106	(254,298)	47,865	(2,673)	—	—
Net cash provided by financing activities	(5,530)	(73,397)	47,865	(5,855)	—	(36,917)
Net change in cash and cash equivalents	—	18,313	(3,098)	7,684	—	22,899
Cash and cash equivalents, beginning of period	—	—	3,127	3,996	—	7,123
Cash and cash equivalents, end of period	$—	$18,313	$29	$11,680	$—	$30,022

Additional Disclosures

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of December 31, 2017, the end of the period covered by this Form 10-K. Based on their evaluation, as of the end of the period covered by this Form 10-K, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective at a reasonable level of assurance.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, which were identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Additional Disclosures

Item 9B. Other Information

None.

Other information

Part III

Item 10. Directors, Executive Officers And Corporate Governence

The information set forth under the captions “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders scheduled to be held on May 24, 2018, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 11. Executive Compensation

The information set forth under the caption “Executive Compensation” and “Corporate Governance - Director Compensation” in our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders scheduled to be held on May 24, 2018, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information set forth under the captions “Stock Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders scheduled to be held on May 24, 2018, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

The following table provides certain information as of December 31, 2017 with respect to our equity compensation plans (in thousands):

EQUITY COMPENSATION PLAN INFORMATION (1)

	(a)(2)	(b)(3)	(c)(4)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,663	$—	3,878
Equity compensation plans not approved by security holders	—	—	—
Total	1,663		3,878

(1)	Includes the Amended 2012 LTPP. For additional information concerning our equity compensation plans, see the discussion in Note 8 to the accompanying Consolidated Financial Statements.
(2)

Represents awards, including RSU’s, performance unit awards and performance retention awards (PRA’s) granted under the Amended 2012 LTPP (which includes awards originally granted under the Amended 2012 LTPP as well as previous plans which were merged into it). The number of shares of our common stock to be issued in respect of performance unit awards has been calculated based on the assumption that the maximum levels of performance applicable to the performance unit awards will be achieved, with the exception of the 2015 performance unit awards and PRA’s which have been adjusted to actual shares being issued.

Other information

(3)	The calculation of the weighted average exercise price excludes the effect of RSU awards, performance unit awards and PRAs, which were granted to our employees at no cost.
(4)

Includes 3,877,609 shares of our common stock available for future issuance under the Amended 2012 LTPP. Each share of our common stock issued under a “full value” award (i.e., all awards other than stock options or stock appreciation rights) after March 26, 2013 under the Amended 2012 LTPP is counted as 1.68 shares for purposes of calculating the number of shares available for future issuance under the Amended 2012 LTPP.

Item 13. Certain Relationships And Related Transactions, And Director Independence

The information set forth under the captions “Corporate Governance – Director Independence” and “Certain Relationships and Related Party Transactions” in our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders scheduled to be held on May 24, 2018, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

Item 14. Principal Accounting Fees And Services

The information set forth under our proposal “Ratification of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders scheduled to be held on May 24, 2018, which we intend to file within 120 days after our fiscal year-end, is incorporated herein by reference.

exhibits and schedules

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

3.	Exhibits. The exhibits required by Item 601 of Regulation S-K as listed below are incorporated by reference herein.

Exhibit No.	Description
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

exhibits and schedules

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

10.7

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

10.8

Amendment No. 2, dated as of August 14, 2017, to the Credit Agreement, dated as of August 12, 2016, among Engility Holdings, Inc., Engility Corporation, the several lenders from time to time parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on August 15, 2017 (File No. 001-35487)).

10.9

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

exhibits and schedules

†10.15

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

†10.28

Engility Holdings, Inc. Amended and Restated Severance Plan (incorporated herein by reference to Exhibit 10.28 of the Registrant’s Annual Report on Form 10-K, as filed with the Commission on March 9, 2017 (File No. 001-35487)).

†10.29

Engility Holdings, Inc. Amended and Restated Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K, as filed with the Commission on March 9, 2017 (File No. 001-35487)).

*21.1	Subsidiaries of Engility Holdings, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm.

exhibits and schedules

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

ENGILITY HOLDINGS, INC.

March 2, 2018	/s/ Lynn A. Dugle
Lynn A. Dugle Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Lynn A. Dugle	Chairman, President and Chief Executive Officer	March 2, 2018
Lynn A. Dugle	(Principal Executive Officer )

/s/ Wayne M. Rehberger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2018
Wayne M. Rehberger

/s/ Peter A. Marino	Director	March 2, 2018
Peter A. Marino

/s/ David A. Savner	Director	March 2, 2018
David A. Savner

/s/ John W. Barter, III	Director	March 2, 2018
John W. Barter, III

/s/ Steven A. Denning	Director	March 2, 2018
Steven A. Denning

/s/ David M. Kerko	Director	March 2, 2018
David M. Kerko

/s/ Katharina McFarland	Director	March 2, 2018
Katharina McFarland

/s/ Darryll J. Pines	Director	March 2, 2018
Darryll J. Pines

/s/ Anthony Principi	Director	March 2, 2018
Anthony Principi

/s/ Charles S. Ream	Director	March 2, 2018
Charles S. Ream

/s/ William G. Tobin	Director	March 2, 2018
William G. Tobin