Form 10-Q
period 2018-03-30
Engility Holdings, Inc.
filed 2018-05-02
CIK 1544229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2018

or

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

There were 36,956,136 shares of Engility Holdings, Inc. common stock with a par value of $0.01 per share outstanding as of the close of business on April 30, 2018.

ENGILITY HOLDINGS, INC.

i

fINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 30,	December 31,
	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$22,172	$41,890
Accounts receivables, net	101,183	108,100
Unbilled receivables	249,300	222,994
Other current assets	19,646	19,681
Total current assets	392,301	392,665
Property, plant and equipment, net	42,153	44,006
Goodwill	1,071,371	1,071,371
Identifiable intangible assets, net	353,288	361,410
Deferred tax assets	147,124	150,535
Other assets	5,151	6,021
Total assets	$2,011,388	$2,026,008
Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$25,260	$26,947
Accounts payable, trade	52,392	52,954
Accrued employment costs	92,975	77,545
Accrued expenses	70,378	74,856
Advance payments and billings in excess of costs incurred	27,833	30,380
Income tax liabilities	261	548
Other current liabilities	15,755	26,688
Total current liabilities	284,854	289,918
Long-term debt	922,465	938,687
Income tax liabilities	61,133	62,219
Other liabilities	58,877	59,079
Total liabilities	1,327,329	1,349,903
Commitments and contingencies (Note 10)
Equity:
Preferred stock, par value $0.01 per share, 25,000 shares authorized, none issued or outstanding as of March 30, 2018 or December 31, 2017	—	—
Common stock, par value $0.01 per share, 175,000 shares authorized, 36,955 and 36,822 shares issued and outstanding as of March 30, 2018 and December 31, 2017, respectively	370	368
Additional paid-in capital	1,245,262	1,244,940
Accumulated deficit	(568,360)	(576,019)
Accumulated other comprehensive loss	(2,855)	(3,805)
Total equity attributable to Engility	674,417	665,484
Non-controlling interest	9,642	10,621
Total equity	684,059	676,105
Total liabilities and equity	$2,011,388	$2,026,008

See Notes to Unaudited Consolidated Financial Statements

fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	March 30, 2018	March 31, 2017
Revenue	$476,560	$485,215
Costs and expenses
Cost of revenue	412,022	415,023
Selling, general and administrative expenses	37,075	36,506
Total costs and expenses	449,097	451,529
Operating income	27,463	33,686
Interest expense, net	19,378	20,921
Other expenses (income), net	(142)	7
Income before provision for income taxes	8,227	12,758
Provision for income taxes	1,639	5,010
Net income	6,588	7,748
Less: Net income attributable to non-controlling interest	99	815
Net income attributable to Engility	$6,489	$6,933

Earnings per share attributable to Engility
Basic	$0.18	$0.19
Diluted	$0.17	$0.18

Weighted average number of shares outstanding
Basic	36,853	36,781
Diluted	37,457	37,766

See Notes to Unaudited Consolidated Financial Statements

fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	March 30, 2018	March 31, 2017
Net income	$6,588	$7,748
Other comprehensive income, net of tax:
Pension liability adjustment, net of tax expense of $8 and $10 for the three months ended March 30, 2018 and March 31, 2017, respectively	(22)	(16)
Unrealized gain on derivative instruments, net of tax expense of $637 and $113 for the three months ended March 30, 2018 and March 31, 2017, respectively	1,808	176
Other comprehensive income, net of tax	1,786	160
Comprehensive income	8,374	7,908
Less: Net income attributable to non-controlling interest	99	815
Comprehensive income attributable to Engility	$8,275	$7,093

See Notes to Unaudited Consolidated Financial Statements

fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 30, 2018	March 31, 2017
Operating activities:
Net income	$6,588	$7,748
Share-based compensation	2,183	1,637
Depreciation and amortization	11,137	10,861
Loss (gain) on sale of property, plant and equipment	3	(570)
Loss on extinguishment of debt	253	—
Amortization of bank debt fees	1,920	2,133
Deferred income taxes	2,519	6,319
Excess tax deduction on share-based compensation	146	(416)
Changes in operating assets and liabilities:
Receivables	(13,906)	(21,122)
Other assets	(4,126)	130
Accounts payable, trade	(539)	7,811
Accrued employment costs	15,429	(8,122)
Accrued expenses	(5,057)	(3,144)
Advance payments and billings in excess of costs incurred	(2,547)	816
Other liabilities	(8,191)	(16,474)
Net cash provided by (used in) operating activities	5,812	(12,393)
Investing activities:
Proceeds (payments) from sale of business, net of amount placed in escrow	(1,900)	23,005
Proceeds from sale of property, plant and equipment	—	2,902
Capital expenditures	(608)	(1,505)
Net cash provided by (used in) investing activities	(2,508)	24,402
Financing activities:
Repayment of long-term debt	(20,038)	(32,336)
Gross borrowings from revolving credit facility	60,000	129,000
Gross repayments of revolving credit facility	(60,000)	(129,000)
Debt issuance costs	(45)	—
Payment of employee withholding taxes on share-based compensation	(1,861)	(41)
Dividends paid	—	(407)
Distributions to non-controlling interest member	(1,078)	(2,586)
Net cash used in financing activities	(23,022)	(35,370)
Net change in cash and cash equivalents	(19,718)	(23,361)
Cash and cash equivalents, beginning of period	41,890	48,236
Cash and cash equivalents, end of period	$22,172	$24,875

See Notes to Unaudited Consolidated Financial Statements

Notes to fINANCIAL STATEMENTS

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

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K filed with the SEC on March 2, 2018 for the year ended December 31, 2017 (2017 Form 10-K). In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.

Non-controlling Interest: Engility holds a 50.1% majority interest in Forfeiture Support Associates, LLC (FSA). The results of operations of FSA are included in Engility’s Unaudited Consolidated Financial Statements. The non-controlling interest reported on the Unaudited Consolidated Balance Sheets represents the portion of FSA’s equity that is attributable to the non-controlling interest.

Accounting Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates using assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant of these estimates include revenue and profit recognition for performance obligations satisfied over time, the recoverability, useful lives and valuation of identifiable intangible assets and goodwill, income taxes and contingencies. Actual results experienced by the Company may differ materially from management's estimates.

Reporting Periods: Our fiscal year begins on January 1 and ends on December 31.  Our 2018 fiscal quarters end on March 30, June 29, September 28 and December 31.  Our 2017 fiscal quarters ended on March 31, June 30, September 29 and December 31.

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

Revenue Recognition: On January 1, 2018, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No 2014-09, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method.  We recognized the cumulative effect of adopting ASC 606 as a decrease to the opening balance of accumulated deficit as of January 1, 2018 of $0.3 million.  Revenue for reporting periods beginning after January 1, 2018 are accounted for and presented in accordance with ASC 606, while prior periods were accounted for and continue to be presented in accordance with ASC 605. For further information on the impact of adoption and additional revenue disclosures refer to Notes 2 and 3, respectively.

We account for a contract when both we and our customer have approved the contract and are committed to perform our respective obligations, our and our customer’s rights are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.  At contract inception, we identify the distinct goods or services promised in the contract, which are referred to as performance obligations.  Then we determine the transaction price for the contract, which is the consideration that we expect to be entitled in exchange for the promised goods or services.  The transaction price can be a fixed or variable amount.  It is common for our contracts to contain award fees, incentive fees or other provisions that can either increase or decrease the transaction price.  These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion.  We estimate variable consideration as the most likely amount to which we expect to be entitled.  We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.  Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and historical, current and forecasted information that is reasonably available to us.  The transaction price is allocated to each performance obligation using our best estimate of the standalone selling price of each distinct good or service promised in the contract.  The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service promised.  Revenue is recognized when, or as, the performance obligation is satisfied.

Determining a measure of progress and transfer of control requires us to make judgments that affect the timing of revenue recognized. We recognize revenue over time when there is a transfer over time of control to our customer.  For our U.S. government contracts, this  transfer of control to the customer over time is supported by clauses in the contract that allow the U.S. government to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process.  When control is transferred over time, revenue is recognized based on the extent of progress towards completion of the performance obligation.  Based on the nature of the products and services provided in the contract, we use our judgment to determine if an input measure or output measure best depicts the transfer of control over time.  For services contracts, we typically satisfy our performance obligations as services are rendered and use a contract cost-based input method to measure progress.  Contract costs include labor, material, other direct costs, and allocated indirect costs.  Revenue is recognized proportionally as contract costs are incurred plus estimated profit. For time-and-material, time-and-material level of effort, cost plus fixed fee, cost plus fixed fee level of effort, and cost reimbursable (no fee applied) contracts, under which we bill the customer per labor hour and per material/cost, revenue is recognized in the amount the Company has a right to invoice using the right to invoice method since the amount invoiced corresponds directly to the value transferred to the customer.  For stand-ready service contracts, a straight-line, time-elapsed output method is used to measure progress and recognize revenue over the term of the contract.  If a contract does not meet the criteria for recognizing revenue over time, we recognize revenue at a point in time.  Revenue is recognized at the point in time when control of the good or service is transferred to our customer.  We consider control to be transferred based on a variety of factors, including when we have a present right to payment, our customer has legal title, we have transferred physical possession, our customer has significant risks and rewards of ownership or when our customer has accepted the good or service.

Contracts are often modified to account for changes in contract specifications and requirements.  We consider contract modifications to exist when the modification changes the scope and / or price of a contract that has been agreed by the parties. Most of Engility’s contract modifications are for goods or services that are not distinct in the context of the contract and are therefore accounted for as part of the original performance obligations and recognized as an adjustment to revenue under the cumulative catch-up method at the date of the modification.  Furthermore, a change in one or more of

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

our estimates of cost or variable consideration could affect the profitability of our contracts.  We recognize the impact of such changes using the cumulative catch-up method in the period the change is identified.  If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total estimated loss in the quarter it is identified.

Results for periods prior to adoption were accounted for and continue to be presented in accordance with ASC 605, Revenue Recognition.  Revenue for cost-reimbursable contracts were recorded as reimbursable costs were incurred, including an estimated share of the applicable contractual fees earned.  For performance-based fees under cost-reimbursable contracts, we recognized the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding performance, or upon approval by the customer.  For time-and-materials contracts, revenue was recognized to the extent of billable rates times hours delivered plus materials and other reimbursable costs incurred.  Revenue from long-term fixed-price contracts was recognized ratably over the contract period or by other appropriate methods to measure services provided.  For these type of contracts, specifically described in the scope section of ASC 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts, we applied the percentage of completion method.  Under the percentage of completion method, income was recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract.  This method of accounting required estimating the total revenue and total contract cost at completion of the contract.  These estimates were periodically reviewed and revisions were made as required using the cumulative catch-up method.  The impact on revenue and contract profit as a result of these revisions were included in the periods in which the revisions were made.  Estimated losses on contracts at completion were recognized when identified.

Billed receivables: Amounts billed and due from our customers are classified as accounts receivables, net on the unaudited consolidated balance sheet.  The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer in the event we do not perform on our obligations under the contract.

Contract assets: Represents unbilled receivables, as classified on the unaudited consolidated balance sheet, resulting from sales under contracts when revenue is recognized over time and revenue recognized exceeds the amounts billed. Amounts are invoiced as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones.  Cost of fulfilling a contract that meet the capitalization criteria result in contract assets. Our contract assets are presented on a contract-by-contract net basis at the end of each reporting period.

Included in unbilled receivables are certain restructuring costs related to the performance of our U.S. government contracts which are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are expensed outside of our indirect rates and recognized as revenue for the portion we expect to be recoverable in our rates. At March 30, 2018 and December 31, 2017, these receivables were approximately $8 million and $9 million, respectively, and are allocated to contracts when they are paid or otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued expensing of these costs, the profitability of our remaining contracts could be adversely affected.

Contract liabilities: Represents advance payments and billings in excess of costs incurred as classified on the unaudited consolidated balance sheet.  Under certain contracts we receive advances and milestone payments from our customers that exceed revenue earned to date, resulting in contract liabilities.  Advances typically are not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the customer failing to adequately complete some or all of its obligations under the contract. Our contract liabilities are presented on a contract-by-contract net basis at the end of each reporting period.

Income Taxes: As of March 30, 2018, management has determined it is more likely than not a portion of state deferred tax assets, charitable donations, and foreign tax credits will not be realized and has recorded a valuation allowance against them.  A change in the ability of our operations to continue to generate future taxable income could affect our ability to realize the future tax deductions underlying our deferred tax assets, and require us to provide a valuation

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

allowance against our deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

Earnings per Share: Basic earnings per share (EPS) is computed by dividing net income (loss) attributable to Engility by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the weighted average effect of all potentially dilutive securities outstanding during the periods. Diluted EPS includes the incremental effect of the employee stock purchase plan, restricted stock units (RSUs), performance shares, performance retention awards and performance units calculated using the treasury stock method.  For the three months ended March 30, 2018, 1,205 shares were excluded from diluted EPS due to their anti-dilutive effects.  No shares were excluded from diluted EPS for the three months ended March 31, 2017.

The calculation of basic and diluted EPS are presented in the table below (shares in thousands).

	Three Months Ended
	March 30, 2018	March 31, 2017
Net income attributable to Engility	$6,489	$6,933

Weighted average number of shares outstanding – Basic	36,853	36,781
Dilutive effect of share-based compensation outstanding after application of the treasury stock method	604	985
Weighted average number of shares outstanding – Diluted	37,457	37,766

Earnings per share attributable to Engility
Basic	$0.18	$0.19
Diluted	$0.17	$0.18

Assets Held for Sale: The Company entered into two separate agreements to sell certain assets and liabilities owned by the Company, both of which sales were completed in the first quarter of 2017.  Depreciation for these assets ceased on the date they were designated as held for sale.  The held for sale assets and liabilities were recorded at the lower of carrying value or estimated fair value, less an estimate of costs to sell. The estimate of fair value included unobservable inputs (Level 3 fair value).

On January 6, 2017, the Company completed the sale of its international development services business, International Resources Group Ltd. (IRG), for an initial purchase price of $25 million in cash, subject to a cash on hand adjustment of $1 million, finalized in the third quarter of 2017, and working capital adjustments, finalized in January 2018, that resulted in a payment of approximately $2 million. The sale was the result of the Company’s strategic review of its businesses and determination that the USAID portion of the Company’s international business no longer closely aligned with the Company’s future strategic direction. The Company received the proceeds from this sale, less an indemnity escrow of approximately $2 million, in the first quarter of 2017, which was used to pay down existing debt. The Company expects to receive the indemnity escrow on or about the second anniversary of the sale assuming no claims are made against the escrow funds.

During the first quarter of 2017, the Company completed its sale of long-term assets with carrying value totaling $2 million (net of accumulated depreciation of $1 million).  The Company recorded a gain on sale of approximately $1 million which was recorded in selling, general and administrative expenses in the accompanying unaudited consolidated statement of operations.

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

2.	New Accounting Pronouncements

New Accounting Pronouncements Adopted

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The ASU adds various Securities and Exchange Commission (SEC) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the 2017 Tax Cuts and Jobs Act (the Tax Act) in the period of enactment. SAB 118 allows disclosure indicating that timely determination of some or all of the income tax effects from the Tax Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Tax Act under the guidance of SAB 118, on a provisional basis. During the three months ended March 30, 2018, we did not recognize any changes to the provisional amounts recorded in our 2017 Form 10-K.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to address a specific consequence of the Tax Act by allowing a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Act’s reduction of the U.S. federal corporate income tax rate. The standard is effective for all entities for annual periods beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized.  The Company early adopted this ASU on January 1, 2018 and as a result recorded a net decrease to the opening balance of accumulated deficit and increase to accumulated other comprehensive loss of approximately $1 million to reclassify the income tax effects of the Tax Act on the Company’s pension plan and interest rate swap contracts. The ASU also requires the Company to disclose its policy on accounting for income tax effects in accumulated other comprehensive income (loss). In general, the Company applies the portfolio approach with respect to pension and interest rate swap matters.

In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). This update clarifies the definition of a public business entity for the application of the new revenue recognition and leasing standards. The revenue standard was adopted on January 1, 2018 as further described below, and the leasing standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. This update did not have an impact on our assessment of these standards or implementation strategies.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. ASU 2017-09 is to be applied on a prospective basis to an award modified on or after the adoption date. The Company adopted ASU 2017-09 on January 1, 2018, and the standard will be applied upon a modification of an award after the adoption date.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented outside of any subtotal of operating income. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The Company adopted ASU 2017-07 on January 1, 2018, and the adoption of this accounting standard did not have a material impact on its consolidated financial statements.

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash—a consensus of the FASB Emerging Issues Task Force, which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. This update is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period. The adoption of the new standard did not impact our consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU requires changes in the presentation of certain items including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method.  The adoption of the new standard did not impact our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606).  ASU 2014-09 outlines a single comprehensive model for entities to use when accounting for revenue arising from contracts with customers, and it supersedes all current revenue recognition guidance, including industry-specific guidance. Additional new ASUs have been issued amending or clarifying certain aspects of the new standard, including: ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date; ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross Versus Net); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients; and ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements, ASU No 2017-13 and ASU 2017-14, Income Statement – Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606).  See Note 3 for new and expanded disclosures regarding revenue recognition.

On January 1, 2018, we adopted ASC 606 using the modified retrospective method.  ASC 606 outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied.  ASC 606 also requires new, expanded disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with our customers. We recognized the cumulative effect of adopting ASC 606 as a decrease to the opening balance of accumulated deficit as of January 1, 2018 of $0.3 million.  Revenue for reporting periods beginning after January 1, 2018 are accounted for and presented in accordance with ASC 606, while prior periods were accounted for and continue to be presented in accordance with ASC 605.

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

We will continue to recognize revenue and profit for the majority of our performance obligations over time as work is performed. For these performance obligations the customer simultaneously receives and consumes the benefits provided by our performance, and there is continuous transfer of control to the customer as costs are incurred. For U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Therefore, the impact of the change in the recognition of revenue under the new standard was not material.

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

Engility management identified two primary areas that resulted in ASC 606-related impact:

•

Unfunded Performance Obligations – Engility may perform work under a contract that has not been fully funded if the Company has received an Authorization to Proceed from the customer. Under ASC 605 the Company only recognized revenue to the extent of funding received, deferring revenue, cost and profit on unfunded work until receiving a modification indicating that adequate funds were available. Under ASC 606, the Company evaluates unfunded amounts as variable consideration that are included in its transaction prices, which is generally expected to result in recognition of the revenue, cost and profit earlier as the work is performed.

•

Customized Products / Product Group Services – Some of Engility’s contracts with customers entail building products to customer specifications, or performance of specific product-related services. Under ASC 605, revenue for these customized products/services was recognized at the time of product delivery. The Company changed its revenue recognition methodology from point in time to over time for these products/services, as they meet at least one of the over-time criteria.

The following tables show the effect adopting ASC 606 had on our unaudited consolidated financial statements using the modified retrospective method.

Unaudited Consolidated Balance Sheets

	Balances	Impact from	Impact from
	as of	Adoption of	ASC 606
	March 30, 2018	ASC 606	for the Three
	Under	as of	Months Ended	As Reported
	ASC 605	January, 1 2018	March 30, 2018	March 30, 2018
Assets:
Current assets:
Accounts receivables, net	$101,183	$—	$—	$101,183
Unbilled receivables	238,364	5,483	5,453	249,300
Other current assets	30,155	(5,031)	(5,478)	19,646
Deferred tax assets	147,236	(118)	6	147,124
Liabilities:
Current liabilities:
Advance payments and billings in excess of costs incurred	27,833	—	—	27,833
Equity:
Accumulated deficit	(568,675)	334	(19)	(568,360)

Unaudited Consolidated Statements of Operations

	Balances	Impact from
	as of	ASC 606
	March 30, 2018	for the Three
	Under	Months Ended	As Reported
	ASC 605	March 30, 2018	March 30, 2018
Revenue	$471,107	$5,453	$476,560
Cost of revenue	406,544	5,478	412,022
Operating income	27,488	(25)	27,463
Provision for income taxes	1,645	(6)	1,639
Net income attributable to Engility	6,508	(19)	6,489

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

New Accounting Pronouncements Not Yet Adopted

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

3.	Revenue from Contracts with Customers

We account for revenue in accordance with ASC 606, which we adopted on January 1, 2018, using the modified retrospective method.  Results for reporting periods beginning after January 1, 2018 are accounted for and presented under ASC 606, while prior periods were accounted for and continue to be reported in accordance with ASC 605.  We recognized the cumulative effect of adopting ASC 606 as a decrease to the opening balance of accumulated deficit as of January 1, 2018 of $0.3 million.  The cumulative impact of adoption was primarily driven by recognizing revenue for unfunded performance obligations, which is further explained in Note 2.  The impact to revenue for the three months ended March 30, 2018 was an increase of $5 million primarily as a result of changing the revenue recognition for the sale of certain products from a point in time measurement to a measurement over a period of time, which is further explained in Note 2.

We have a quarterly estimate at completion process in which management reviews the progress and execution of our performance obligations.  As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenue and costs.  The risks and opportunities include management’s judgment about the ability and cost to achieve the contract milestones and other technical contract requirements.  Management must make estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by our subcontractors, the availability and timing of funding from our customer and overhead cost rates, among other variables. A significant change in one or more of these estimates could affect the profitability of our contracts.  For the three months ended March 30, 2018 and March 31, 2017, the net impact of adjustments to contract estimates increased our revenue and operating income by $1 million and $2 million, respectively.  No adjustment on any one contract was material to our unaudited consolidated financial statements for the three months ended March 30, 2018 or March 31, 2017.

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

The following table discloses the aggregate amount of the transaction price allocated to our remaining performance obligations as of March 30, 2018 and when we expect to recognize the amounts as revenue.

Expected Recognition of Revenue
For the Remaining
Total Remaining	Nine Months
Performance	Ending	For the Year Ending
Obligation	December 31, 2018	December 31, 2019	December 31, 2020	Thereafter
$1,196,644	$896,455	$167,777	$81,674	$50,738

Our performance obligations are satisfied over time or at a point in time.  Revenue from contracts that transferred control to customers over time accounted for substantially all of our revenue from contracts with customers for the three months ended March 30, 2018.

Changes in the balances of contract assets and contract liabilities are primarily due to the timing difference between our performance and our customer’s payment.  The opening balances for contract assets and liabilities at January 1, 2018 were $228 million and $30 million, respectively. For the three months ended March 30, 2018, the amount of revenue that was included in advance payments and billings in excess of costs incurred balances at January 1, 2018 was $5 million.

For the three months ended March 30, 2018 and March 31, 2017, impairment losses on our billed receivables and unbilled receivables were immaterial.

The following tables disclose our revenue disaggregated by several categories.

Revenue by Contract Type

	Three Months Ended
	March 30, 2018		March 31, 2017
Cost plus	$320,018	67.1%	$304,223	62.7%
Time and material	74,750	15.7%	85,744	17.7%
Fixed price	81,792	17.2%	95,248	19.6%
Total	$476,560	100.0%	$485,215	100.0%

Revenue by Customer Market

	Three Months Ended
	March 30, 2018		March 31, 2017
DoD	$190,918	40.1%	$197,876	40.8%
Federal Civilian	109,669	23.0%	113,970	23.5%
Intelligence	175,973	36.9%	173,369	35.7%
Total	$476,560	100.0%	$485,215	100.0%

Revenue by Prime and Subcontractor

	Three Months Ended
	March 30, 2018		March 31, 2017
Prime	$393,085	82.5%	$396,722	81.8%
Sub	83,475	17.5%	88,493	18.2%
Total	$476,560	100.0%	$485,215	100.0%

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

4.	Accounts Receivables

Our receivables principally relate to contracts with the U.S. government and prime contractors or subcontractors of the U.S. government. The components of account receivables are presented in the table below.

	March 30,	December 31,
	2018	2017
Account receivables	$111,631	$119,506
Allowance for doubtful accounts	(10,448)	(11,406)
Account receivables, net	$101,183	$108,100

5.	Identifiable Intangible Assets

Information on our identifiable intangible assets that are subject to amortization is presented in the table below.

		March 30, 2018			December 31, 2017
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)
Customer contractual relationships	17	$545,229	$197,502	$347,727	$545,229	$189,497	$355,732
Technology	15	7,000	1,439	5,561	7,000	1,322	5,678
Total		$552,229	$198,941	$353,288	$552,229	$190,819	$361,410

Our amortization expense recorded for our identifiable intangible assets is presented in the table below.

	Three Months Ended
	March 30, 2018	March 31, 2017
Amortization expense	$8,122	$8,121

6.	Share-Based Compensation

For the Three Months Ended March 30, 2018

Performance Units: During the three months ended March 30, 2018, we granted a total of 201,571 performance units at target level of 100% (with the potential for the delivery of up to 604,713 shares of our common stock at the maximum performance level) to certain of our employees with a grant date fair value of $24.60 per unit.  Performance units cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2018. The number of shares of our common stock that are ultimately vested are based on continued employment and delivered in respect of these performance units will range from 0% to 300% of the target grant amount.  The vesting of performance units depends on the Company's performance, as approved by the Compensation Committee of our Board of Directors (the Compensation Committee), based on two metrics: book-to-bill and adjusted operating cash flow, each as measured over a three-year performance period, and subject to adjustments based on the Company’s compounded annual growth rate for revenue over the same period.  The performance units may be settled in cash or stock at the sole discretion of the Compensation Committee.

Restricted Stock Units: During the three months ended March 30, 2018, we granted a total of 237,183 RSUs to certain employees with a grant date fair value of $24.68 per unit, of which 1,098 RSUs cliff vest on the first anniversary of the grant date, 6,000 RSUs cliff vest on the second anniversary of the grant date and 230,085 RSUs vest ratably over a term

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

of three years from the grant date. The RSUs may be settled in cash or stock at the sole discretion of the Compensation Committee.

For the Three Months Ended March 31, 2017

Performance Units: During the three months ended March 31, 2017, we granted 183,710 performance units at a target level of 100% (with the potential for the delivery of up to 551,130 shares at the maximum performance level) to certain employees with a grant date fair value of $30.62 per unit.  Performance units cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2017. The number of shares of our common stock that are ultimately vested and delivered in respect of these performance units will range from 0% to 300% of the target grant amount. The vesting of performance units depends on the Company's performance, as approved by the Compensation Committee, based on two metrics: book-to-bill and adjusted operating cash flow, each as measured over a three-year performance period, and subject to adjustments based on the Company’s compounded annual growth rate for revenue over the same period. For performance units granted prior to 2017, the vesting depends on the Company's performance, as approved by the Compensation Committee, based on two metrics: revenue and adjusted operating cash flow, each as measured over a three-year performance period, and subject to adjustments based on the Company’s compounded annual growth rate for revenue over the same period.  The performance units may be settled in cash or stock at the sole discretion of the Compensation Committee.

Restricted Stock Units: During the three months ended March 31, 2017, we granted 204,616 RSUs to certain employees with a grant date fair value of $30.63 per unit, of which 2,075 RSUs cliff vest on the first anniversary of the grant date and 202,541 RSUs vest ratably over the term of three years from the grant date. During the three months ended March 31, 2017, we granted 1,192 RSUs to our independent directors with a grant date fair value of $33.33 per unit, which cliff vest on the first anniversary of the grant date. The RSUs may be settled in cash or stock at the sole discretion of the Compensation Committee.

7.	Defined Benefit Plans

The components of net periodic benefit costs for the Company’s defined benefit plans are as follows:

	Three Months Ended
	March 30, 2018	March 31, 2017
Service cost	$209	$206
Interest cost on projected benefit obligation	705	744
Expected return on plan assets	(974)	(888)
Net loss amortization	75	81
Net periodic benefit expense	$15	$143

Service cost for the Company’s defined benefit plans are recorded to selling, general and administrative costs and other non-related services costs are recorded to other expense (income), net.

8.	Debt

On March 21, 2018 (the Third Amendment Effective Date), Engility Holdings, Inc. and Engility Corporation (the Borrower) entered into Amendment No. 3 (the Third Amendment) to the Credit Agreement, dated as of August 12, 2016, and amended by Amendment No. 1 thereto, dated as of February 13, 2017, and Amendment No. 2 thereto, dated as of August 14, 2017 by and among the Borrower, the Company, the several lenders from time to time parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent.

The parties entered into the Third Amendment in order to reduce the interest rate margins applicable to (i) the Borrower’s senior secured term B1 loan facility in the original principal amount of $185 million (Existing Term B1 Loans) from 1.75%

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

to 1.25%, in the case of alternate base rate loans, and from 2.75% to 2.25%, in the case of Eurocurrency loans, (ii) the Borrower’s senior secured term B2 loan facility in the original principal amount of $579 million (Existing Term B2 Loans) from 2.25% to 1.75%, in the case of alternate base rate loans, and from 3.25% to 2.75%, in the case of Eurocurrency loans and (iii) to reallocate $75 million of Existing Term B1 Loans to term B2 loans.  Additionally, on March 22, 2018, the Borrower utilized its incremental facility to procure an additional $25 million of commitments under its senior secured revolving loan facility (the Loan Facility).

The 2016 Credit Facility, as amended, requires the Borrower to maintain compliance with a maximum ratio of consolidated first lien secured debt to consolidated EBITDA (the consolidated first lien net leverage ratio) of 5.625 to 1.00, with incremental step downs over time.  The consolidated first lien net leverage ratio, which we believe is our most restrictive covenant, is the ratio of (a) (i) funded debt secured by liens as of such date minus (ii) the unrestricted cash as of such date to (b) consolidated bank EBITDA for the period of the four fiscal quarters most recently ended. As of March 30, 2018, we were in compliance with all covenants under the 2016 Credit Facility, and our consolidated first lien net leverage ratio was 3.36:1.00.

As of March 30, 2018 and December 31, 2017 the composition of our debt was as follows:

	March 30,	December 31,
	2018	2017
Term Loans	$693,000	$713,000
8.875% Senior Notes due 2024 (the Notes)	300,000	300,000
Other	276	314
Total debt	993,276	1,013,314
Less: current portion of long-term debt	(25,260)	(26,947)
Less: unamortized original issue discount costs and financing fees	(45,551)	(47,680)
Long-term debt	$922,465	$938,687

Our availability under the revolving portion of the 2016 Credit Facility was $188 million as of March 30, 2018, with $2 million outstanding under letters of credit.

During the three months ended March 30, 2018, we repaid a total of $20 million of debt under the 2016 Credit Facility, including the prepayment of $14 million of debt.

During the three months ended March 30, 2018, we incurred approximately $2 million in fees related to the repricing of term loan debt.  These amounts are reflected in interest expense, net in the Consolidated Statement of Operations.

Our weighted average outstanding loan balance for the three months ended March 30, 2018 was $1,011 million which accrued interest at a weighted average borrowing rate of approximately 6.12%.  Our weighted average outstanding loan balance for the three months ended March 31, 2017 was $1,111 million which accrued interest at a weighted average borrowing rate of approximately 6.18%.

The carrying value of the Term Loans, excluding original issue discount, and Notes approximated their fair value at March 30, 2018. The fair value of the Term Loans and Notes are based on quotes from a nationally recognized fixed income trading platform and is considered to be a Level 2 input, measured under U.S. GAAP hierarchy.

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

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

cash flow hedge will be reported in earnings. The Company does not have any derivatives outstanding that are not designated as hedges.

During the first quarter of 2017, the Company entered into an interest rate swap agreement for contracts with an initial notional amount of $281 million.  These contracts became effective December 29, 2017 and expire on December 31, 2020.  The other terms of these instruments are as follows:

Contract received:	Floating interest rate	LIBOR (subject to minimum of 1.00%)
Contract paid:	Fixed interest rates	1.947% - 1.949%

The following table presents our liabilities that are measured at fair value on a recurring basis:

			March 30,	December 31,
	Balance Sheet Classification	Fair Value Hierarchy	2018	2017
Interest rate swap assets	Other current assets	Level 2	$494	$—
Interest rate swap assets	Other assets	Level 2	$2,604	$1,129
Interest rate swap liabilities	Other current liabilities	Level 2	$—	$(477)

The Company’s interest rate swap assets and liabilities were measured at fair value on a recurring basis and were aggregated by the level in the fair value hierarchy within which those measurements fall.  The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. If the Company had breached any of these provisions at March 30, 2018, it could have been required to settle its obligations under the agreements at their termination value. As of March 30, 2018, the Company had not posted any collateral related to these agreements.

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

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

assumed some or all claims against, and liabilities of, such acquired businesses, including both asserted and unasserted claims and liabilities.

In accordance with the accounting standard for contingencies, we record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. Generally, the loss is recorded for the amount we expect to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are recorded in other current liabilities in our consolidated balance sheets. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At December 31, 2017 and March 30, 2018, we did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. We believe we have recorded adequate provisions for our litigation matters. We review these provisions quarterly and adjust these provisions to reflect the effect of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter.

11.	Income Taxes

The provision for income taxes for the three months ended March 30, 2018 was $2 million compared to $5 million for the three months ended March 31, 2017. The effective tax rate for the three months ended March 30, 2018 was 19.9% as compared to 39.3% for the three months ended March 31, 2017. The decrease in the provision for income taxes and the effective tax rate, which includes the effects of discrete items, was primarily due to the tax rate reduction associated with the enactment of the Tax Act which reduced the federal tax rate from 35% in 2017 to 21% in 2018.

12.	Separate Financial Information of Subsidiary Guarantor of Indebtedness

The following tables present supplemental condensed consolidating financial statements of (a) Engility Holdings, Inc., as parent company guarantor, (b) Engility Corporation, as subsidiary issuer of the Notes; (c) on a combined basis, the subsidiary guarantors of the Notes; and (d) on a combined basis, the subsidiaries that are not guarantors of the Notes. Separate financial statements of the subsidiary guarantors are not presented because the parent company owns 100% of the outstanding voting stock of each of the subsidiary guarantors and the guarantee by each subsidiary guarantor is joint and several and full and unconditional, except for certain customary limitations.  These customary limitations, which are described in detail in the Indenture (as defined in Note 11 to our audited consolidated financial statements in our 2017 Form 10-K), include (i) the sale, exchange or transfer of a guarantor, (ii) the guarantor ceasing to guarantee the 2016 Credit Facility, (iii) the designation of a guarantor as a unrestricted subsidiary (iv) exercising the legal defeasance, covenant defeasance or discharge of the Indenture, and (v) the merger or consolidation of a guarantor with the issuer or another guarantor of the Indenture.

In accordance with Rule 3-10(d) of Regulation S-X under the Securities Exchange Act of 1934, as amended, the Company includes the following tables in these notes to the condensed consolidated financial statements.

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 30, 2018

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$—	$13,277	$37	$8,858	$—	$22,172
Accounts receivables, net	—	93,140	3,480	4,563	—	101,183
Unbilled receivables	—	228,450	3,695	17,155	—	249,300
Intercompany receivables	—	—	24,436	9,153	(33,589)	—
Other current assets	—	17,271	7	2,368	—	19,646
Total current assets	—	352,138	31,655	42,097	(33,589)	392,301
Property, plant and equipment, net	—	42,093	—	60	—	42,153
Goodwill	—	1,071,371	—	—	—	1,071,371
Identifiable intangible assets, net	—	353,288	—	—	—	353,288
Deferred tax assets	—	147,124	—	—	—	147,124
Investment in subsidiaries	684,059	60,191	31,069	—	(775,319)	—
Other assets	—	5,106	45	—	—	5,151
Total assets	$684,059	$2,031,311	$62,769	$42,157	$(808,908)	$2,011,388
Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$—	$25,260	$—	$—	$—	$25,260
Accounts payable, trade	—	52,278	—	114	—	52,392
Intercompany payable	—	33,589	—	—	(33,589)	—
Accrued employment costs	—	79,630	2,578	10,767	—	92,975
Accrued expenses	—	70,228	—	150	—	70,378
Advance payments and billings in excess of costs incurred	—	27,833	—	—	—	27,833
Income tax liabilities	—	254	—	7		261
Other current liabilities	—	15,705	—	50		15,755
Total current liabilities	—	304,777	2,578	11,088	(33,589)	284,854
Long-term debt	—	922,465	—	—	—	922,465
Income tax liabilities	—	61,133	—	—	—	61,133
Other liabilities	—	58,877	—	—	—	58,877
Total liabilities	—	1,347,252	2,578	11,088	(33,589)	1,327,329
Shareholders' equity	684,059	684,059	60,191	31,069	(775,319)	684,059
Total liabilities and equity	$684,059	$2,031,311	$62,769	$42,157	$(808,908)	$2,011,388

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2017

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$—	$31,966	$36	$9,888	$—	$41,890
Accounts receivables, net	—	98,125	3,909	6,066	—	108,100
Unbilled receivables	—	202,922	5,653	14,419	—	222,994
Intercompany receivables	—	—	28,069	7,738	(35,807)	—
Other current assets	—	17,300	(4)	2,385	—	19,681
Total current assets	—	350,313	37,663	40,496	(35,807)	392,665
Property, plant and equipment, net	—	43,933	—	73	—	44,006
Goodwill	—	1,071,371	—	—	—	1,071,371
Identifiable intangible assets, net	—	361,410	—	—	—	361,410
Deferred tax assets	—	150,535	—	—	—	150,535
Investment in subsidiaries	676,105	67,623	31,876	—	(775,604)	—
Other assets	—	5,976	45	—	—	6,021
Total assets	$676,105	$2,051,161	$69,584	$40,569	$(811,411)	$2,026,008
Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$—	$26,947	$—	$—	$—	$26,947
Accounts payable, trade	—	52,826	—	128	—	52,954
Intercompany payable	—	35,807	—	—	(35,807)	—
Accrued employment costs	—	68,622	1,961	6,962	—	77,545
Accrued expenses	—	74,657	—	199	—	74,856
Advance payments and billings in excess of costs incurred	—	30,380	—	—	—	30,380
Income tax liabilities	—	320	—	228		548
Other current liabilities	—	25,512	—	1,176		26,688
Total current liabilities	—	315,071	1,961	8,693	(35,807)	289,918
Long-term debt	—	938,687	—	—	—	938,687
Income tax liabilities	—	62,219	—	—	—	62,219
Other liabilities	—	59,079	—	—	—	59,079
Total liabilities	—	1,375,056	1,961	8,693	(35,807)	1,349,903
Shareholders' equity	676,105	676,105	67,623	31,876	(775,604)	676,105
Total liabilities and equity	$676,105	$2,051,161	$69,584	$40,569	$(811,411)	$2,026,008

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 30, 2018

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Revenue	$—	$433,010	$7,726	$35,824	$—	$476,560
Costs and expenses
Cost of revenue	—	363,266	14,382	34,374	—	412,022
Selling, general and administrative expenses	—	35,004	948	1,123	—	37,075
Goodwill impairment	—	—	—	—	—	—
Total costs and expenses	—	398,270	15,330	35,497	—	449,097
Operating income (loss)	—	34,740	(7,604)	327	—	27,463
Interest expense, net	—	19,378	—	—	—	19,378
Other expenses (income), net	—	(198)	—	56	—	(142)
Income (loss) in equity investments in subsidiaries	6,489	(7,432)	172	—	771	—
Income (loss) before income taxes	6,489	8,128	(7,432)	271	771	8,227
Provision for income taxes	—	1,639	—	—	—	1,639
Net income (loss)	6,489	6,489	(7,432)	271	771	6,588
Less: Net income attributable to non-controlling interest	—	—	—	99	—	99
Net income (loss) attributable to Engility	$6,489	$6,489	$(7,432)	$172	$771	$6,489

Net income (loss)	$6,489	$6,489	$(7,432)	$271	$771	$6,588
Other comprehensive loss	—	1,786	—	—	—	1,786
Comprehensive income (loss)	6,489	8,275	(7,432)	271	771	8,374
Less: Net income attributable to non-controlling interest	—	—	—	99	—	99
Comprehensive income (loss) attributable to Engility	$6,489	$8,275	$(7,432)	$172	$771	$8,275

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2017

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Revenue	$—	$440,627	$8,553	$36,035	$—	$485,215
Costs and expenses
Cost of revenue	—	367,578	14,259	33,186	—	415,023
Selling, general and administrative expenses	—	34,625	861	1,020	—	36,506
Goodwill impairment	—	—	—	—	—	—
Total costs and expenses	—	402,203	15,120	34,206	—	451,529
Operating income (loss)	—	38,424	(6,567)	1,829	—	33,686
Interest expense, net	—	20,921	—	—	—	20,921
Other expenses (income), net	—	(63)	(1)	71	—	7
Income (loss) in equity investments in subsidiaries	6,933	(5,623)	943	—	(2,253)	—
Income (loss) before income taxes	6,933	11,943	(5,623)	1,758	(2,253)	12,758
Provision for income taxes	—	5,010	—	—	—	5,010
Net income (loss)	6,933	6,933	(5,623)	1,758	(2,253)	7,748
Less: Net income attributable to non-controlling interest	—	—	—	815	—	815
Net income (loss) attributable to Engility	$6,933	$6,933	$(5,623)	$943	$(2,253)	$6,933

Net income (loss)	$6,933	$6,933	$(5,623)	$1,758	$(2,253)	$7,748
Other comprehensive income	—	160	—	—	—	160
Comprehensive income (loss)	6,933	7,093	(5,623)	1,758	(2,253)	7,908
Less: Net income attributable to non-controlling interest	—	—	—	815	—	815
Comprehensive income (loss) attributable to Engility	$6,933	$7,093	$(5,623)	$943	$(2,253)	$7,093

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 30, 2018

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$—	$7,981	$(3,632)	$1,463	$—	$5,812
Investing activities:
Proceeds from sale of business, net of amount placed in escrow	—	(1,900)	—	—	—	(1,900)
Proceeds from sale of property, plant and equipment	—	—	—	—	—	—
Capital expenditures	—	(608)	—	—	—	(608)
Net cash provided by investing activities	—	(2,508)	—	—	—	(2,508)
Financing activities:
Repayment of long-term debt	—	(20,038)	—	—	—	(20,038)
Gross borrowings from revolving credit facility	—	60,000	—	—	—	60,000
Repayments of revolving credit facility	—	(60,000)	—	—	—	(60,000)
Debt issuance costs	—	(45)	—	—	—	(45)
Payment of employee withholding taxes on share-based compensation	(1,861)	—	—	—	—	(1,861)
Dividends paid	—	—	—	—	—	—
Distributions to non-controlling interest member	—	—	—	(1,078)	—	(1,078)
Due (to) from subsidiaries	1,861	(4,079)	3,633	(1,415)	—	—
Net cash provided by (used in) financing activities	—	(24,162)	3,633	(2,493)	—	(23,022)
Net change in cash and cash equivalents	—	(18,689)	1	(1,030)	—	(19,718)
Cash and cash equivalents, beginning of period	—	31,966	36	9,888	—	41,890
Cash and cash equivalents, end of period	$—	$13,277	$37	$8,858	$—	$22,172

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$—	$(56,113)	$41,999	$1,721	$—	$(12,393)
Investing activities:
Proceeds from sale of business, net of amount placed in escrow	—	23,005	—	—	—	23,005
Proceeds from sale of property, plant and equipment	—	2,902	—	—	—	2,902
Capital expenditures	—	(1,505)	—	—	—	(1,505)
Net cash used in investing activities	—	24,402	—	—	—	24,402
Financing activities:
Repayment of long-term debt	—	(32,336)	—	—	—	(32,336)
Gross borrowings from revolving credit facility	—	129,000	—	—	—	129,000
Repayments of revolving credit facility	—	(129,000)	—	—	—	(129,000)
Payment of employee withholding taxes on share-based compensation	(41)	—	—	—	—	(41)
Dividends paid	(407)	—	—	—	—	(407)
Distributions to non-controlling interest member	—	—	—	(2,586)	—	(2,586)
Due (to) from subsidiaries	448	42,198	(40,716)	(1,930)	—	—
Net cash provided by (used in) financing activities	—	9,862	(40,716)	(4,516)	—	(35,370)
Net change in cash and cash equivalents	—	(21,849)	1,283	(2,795)	—	(23,361)
Cash and cash equivalents, beginning of period	—	31,144	365	16,727	—	48,236
Cash and cash equivalents, end of period	$—	$9,295	$1,648	$13,932	$—	$24,875

MD&A

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition together with the Unaudited Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q (this Form 10-Q), as well as the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (SEC) on March 2, 2018 (2017 Form 10-K), which provides additional information regarding our services, industry outlook and forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” in this Form 10-Q. The financial information discussed below and included in this Form 10-Q may not necessarily reflect what our financial condition, results of operations or cash flows may be in the future.

Executive Summary

On January 1, 2018, we adopted Revenue from Contracts with Customers (ASC 606) using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and are reported in accordance with ASC 605. For further information on the impact of adoption and additional revenue disclosures refer to Note 2 and 3, respectively, to the unaudited consolidated financial statements.

Our revenue is generated over a diverse mix of activities and services with no single program accounting for more than 8% of our revenue for the first quarter of 2018.  Revenue for the first quarter of 2018 was $477 million, a decrease of $9 million compared to the first quarter of 2017. Revenue decreased primarily as a result of contracts that came to the end of their period of performance, including the impact of recompeted contracts awarded to small businesses, and new business and re-compete wins that were not sufficient to replace the revenue on completed contracts, offset in part by a $5 million increase due to the adoption ASC 606. The overall decline in revenue resulted from a $7 million decrease in DoD-related revenue and $4 million decrease in federal civilian-related revenue, partially offset by a $2 million increase in intelligence-related contract revenue.

Selling, general and administrative expenses for the first quarter of 2018 and 2017 were $37 million in both periods. Selling, general and administrative expenses as a percentage of revenue was 7.8% for the first quarter of 2018 compared to 7.5% for the first quarter of 2017. For the first quarter of 2018, selling, general and administrative expense included higher business development costs, partially offset by cost initiative savings. The increase in selling, general and administrative expenses as a percentage of revenue primarily resulted from the decrease in revenue and higher compensation costs in the first quarter of 2018 compared to 2017.

Our operating income for the first quarter of 2018 and 2017 was $27 million and $34 million, respectively. The decrease in operating income was primarily due to the decline in revenue and lower contract profit resulting from higher benefit, business development and material costs in the first quarter of 2018 as compared to the first quarter of 2017.

Economic Opportunities, Challenges, and Risks

After several years of federal budget pressures, we are encouraged that spending by the DoD is now projected to increase. In March 2018, the U.S. Congress passed, and the President signed, legislation that increases the DoD’s 2018 base budget by 10%, the largest year-over-year increase in defense funding in the past 15 years. In the President's Annual Budget Request for 2019, defense spending is also projected to increase. Non-defense spending in 2018 is expected to decrease slightly but then modestly increase in 2019. However, the President's request for non-defense spending in 2019 is lower than specified in the Balanced Budget Act of 2018. If the President’s request is enacted, non-defense spending would decrease by approximately 7% in 2019.

Despite the positive trends, we still face a government services market that is extremely competitive, and marked by the continued movement of contracts to small businesses. In addition, as we continue to pursue larger new awards, our competitors for these opportunities may have greater resources and/or stronger relationships with our target customers. In response to these pressures, we continue to efficiently manage our indirect labor and other costs in our business, so we can further invest in our capabilities and employee development activities to increase our overall competitiveness.

MD&A

In addition to a competitive market, our profitability margins continue to experience pressure as a result of the additional investments we are making into our business. We also experience margin pressure from competitive pricing on bids for new and existing work, as well as contracts that move from either fixed-price and time-and-material type contracts to cost-type contracts. Cost-type contracts generally have lower operating margins than fixed-price and time-and-material type contracts, since less risk is assumed by the contractor. To date, we have been able to largely preserve our operating margins by increasing efficiencies in our business; however, we expect our margins to be lower in 2018 due to the aforementioned items.

We believe that our focus on increasing our presence in enduring markets, enhancing our capabilities, and attracting and developing superior talent will enable us to expand our customer penetration and pursue larger contract opportunities. We believe long-term competitiveness in our market will require companies to offer highly specialized, enduring capabilities in niche markets and/or have sufficient breadth and size to withstand market volatility while continuing to provide cost-efficient solutions.

Key Performance Indicators

Backlog and Total Estimated Contract Value

In conjunction with the adoption of ASC 606, we redefined backlog.  Beginning in 2018, we define backlog to include both funded and unfunded exercised (firm) contract work received from customers.  Backlog now excludes unexercised options on multi-year contracts and single-award indefinite delivery, indefinite quantity (IDIQ) contracts which were previously included in unfunded backlog. Backlog is equivalent to our remaining performance obligations as discussed in Note 3 to the unaudited consolidated financial statements.

We define total estimated contract value as the combined value of our backlog and our potential contract value, which represents the remaining revenues from existing signed contracts, assuming the exercise of all options relating to such contracts and including executed task orders issued under unfunded multi-award IDIQ contracts.  We also include an estimate of revenues under the terms of single-award IDIQ contracts.

A variety of circumstances or events may cause changes in the amount of our backlog and funded backlog, including the execution of new contracts, the extension of existing contracts, the non-renewal or completion of current contracts, the early termination of contracts, and adjustment to estimates for previously included contracts.  Changes in the amount of our funded backlog also are affected by the funding cycles of the government.

At March 30, 2018, our backlog was $1,197 million, of which $504 million was funded backlog.  At December 31, 2017, our backlog was $1,306 million, of which $538 million was funded backlog.  We expect that approximately 75% of our backlog at March 30, 2018 will be recognized as revenue prior to December 31, 2018.

The following table reconciles our backlog to our total estimated contract value:

	March 30,	December 31,
	2018	2017
	(in millions)
Backlog	$1,196.6	$1,306.3
Potential contract value	2,193.4	2,120.4
Total estimated contract value (1)	$3,390.0	$3,426.7

(1)	Total estimated contract value as of December 31, 2017 is equivalent to total backlog as disclosed in our 2017 Form 10-K.

Net Bookings and Book-to-Bill

For the first quarter of 2018, net bookings were $440 million, representing a total net book-to-bill of 0.9x. Net bookings represent the estimated amount of revenue to be earned in the future from estimated contract value that was awarded during the period. Our total net book-to-bill is calculated as net bookings divided by revenue.

MD&A

Days Sales Outstanding

Days sales outstanding (DSO) was 61 days as of March 30, 2018 and 58 days as of December 31, 2017.  DSO is calculated as net receivables less advance payments and billings in excess of costs incurred, divided by daily revenue (total revenue for the quarter divided by 90 days).

Results of Operations — Three Months Ended March 30, 2018 Compared to Three Months Ended March 31, 2017

The following tables provide our selected financial data for the three months ended March 30, 2018 and March 31, 2017.

	Three Months Ended
	March 30, 2018		March 31, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Revenue	$476.6	100.0%	$485.2	100.0%	$(8.7)	(1.8)%

Revenue: For the three months ended March 30, 2018, revenue was $477 million compared to revenue for the three months ended March 31, 2017 of $485 million, a decline of $9 million, or 1.8%. Revenue decreased primarily as a result of contracts that came to the end of their period of performance, including the impact of recompeted contracts awarded to small businesses, and new business and re-compete wins that were not sufficient to replace the revenue on completed contracts, offset in part by a $5 million increase due to the adoption of ASC 606. The overall decline in revenue resulted from a $7 million decrease in DoD-related revenue and $4 million decrease in federal civilian-related revenue, partially offset by a $2 million increase in intelligence-related contract revenue.

	Three Months Ended
	March 30, 2018		March 31, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Cost of revenue	$412.0	86.5%	$415.0	85.5%	$(3.0)	(0.7)%

Cost of revenue: Total cost of revenue was $412 million for the three months ended March 30, 2018, a decrease of 0.7%, compared to $415 million for the three months ended March 31, 2017. The decrease in cost of revenue was driven by a decline in revenue of $9 million, or 1.8%, for the three months ended March 30, 2018 compared to the three months ended March 31, 2017. Cost of revenue as a percentage of total revenue was 86.5% for the three months ended March 30, 2018 compared to 85.5% for the three months ended March 31, 2017, resulting from higher material purchases and cost-plus mix in the three months ended March 30, 2018.

	Three Months Ended
	March 30, 2018		March 31, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Selling, general and administrative expenses	$37.1	7.8%	$36.5	7.5%	$0.6	1.6%

Selling, general and administrative expenses: For the three months ended March 30, 2018 and March 31, 2017, selling, general and administrative expenses were $37 million in both periods. Selling, general and administrative expenses as a percentage of revenue was 7.8% for the three months ended March 30, 2018, compared to 7.5% for the three months ended March 31, 2017. For the three months ended March 30, 2018, selling, general and administrative expense included higher business development costs, partially offset by cost initiative savings.  The increase in selling, general and administrative expenses as a percentage of revenue primarily resulted from the decrease in revenue and higher compensation costs in the first quarter of 2018 compared to 2017.

MD&A

	Three Months Ended
	March 30, 2018		March 31, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Operating income	$27.5	5.8%	$33.7	6.9%	$(6.2)	(18.5)%

Operating income and operating margin: Operating income for the three months ended March 30, 2018 and March 31, 2017 was $27 million and $34 million, respectively. Operating margin was 5.8% for the three months ended March 30, 2018, compared to 6.9% for the three months ended March 31, 2017. The decrease in operating income was primarily due to the decline in revenue and lower contract profit resulting from higher benefit, business development and material costs for the three months ended March 30, 2018 as compared to the three months ended March 31, 2017.

	Three Months Ended
	March 30, 2018		March 31, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Interest expense, net	$19.4	4.1%	$20.9	4.3%	$(1.5)	(7.4)%

Interest expense: During the three months ended March 30, 2018, net interest expense was $19 million, compared to $21 million for the three months ended March 31, 2017. The decrease in net interest expense was primarily due to lower weighted average borrowing rates and debt balances in the three months ended March 30, 2018.  Our weighted average outstanding loan balance for the three months ended March 30, 2018 was $1,011 million, which accrued interest at a weighted average borrowing rate of approximately 6.12%. Our weighted average outstanding loan balance for the three months ended March 31, 2017 was $1,111 million, which accrued interest at a weighted average borrowing rate of approximately 6.18%.

	Three Months Ended
	March 30, 2018		March 31, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Income before provision for income taxes	$8.2	1.7%	$12.8	2.6%	$(4.5)	(35.5)%
Provision for income taxes	$1.6	0.3%	$5.0	1.0%	$(3.4)	NM
Net income	$6.6	1.4%	$7.7	1.6%	$(1.2)	(15.0)%
Effective tax rate	19.9%		39.3%

*NM = Not meaningful

Provision for income taxes and effective income tax rate: The provision for income taxes for the three months ended March 30, 2018 was $2 million as compared to $5 million for the three months ended March 31, 2017. The effective tax rate for the three months ended March 30, 2018 was 19.9% as compared to 39.3% for the three months ended March 31, 2017. The decrease in the provision for income taxes and the effective tax rate, which includes the effects of discrete items, was primarily due to the tax rate reduction associated with the enactment of the 2017 Tax Cuts and Jobs Act which reduced the federal corporate tax rate from 35% in 2017 to 21% in 2018.

	Three Months Ended
	March 30, 2018		March 31, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Net income attributable to Engility	$6.5	1.4%	$6.9	1.4%	$(0.4)	(6.4)%

Net income attributable to Engility: Net income attributable to Engility was $6 million for the three months ended March 30, 2018 compared to $7 million for the three months ended March 31, 2017. The decrease in net income attributable to Engility for the three months ended March 30, 2018 compared to the same period in 2017 was a result of reasons previously mentioned, as well as a decrease in income from our joint venture.

MD&A

Liquidity and Capital Resources

Our primary cash needs are for debt service, working capital, and strategic investments or acquisitions. Under our debt obligations, our average quarterly required payments include principal of $6 million and estimated interest of approximately $15 million. We currently believe that our cash from operations, together with our cash on hand and available borrowings under the 2016 Credit Facility, are adequate to fund our operating needs for at least the next twelve months. As of March 30, 2018, our availability under the revolving portion of our 2016 Credit Facility was $188 million, net of outstanding letters of credit.

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

The total amount of our accounts receivable can vary significantly over time but is generally very sensitive to recent revenue levels. Total accounts receivable typically range from 55 to 60 DSO, calculated on trailing three months of revenue. Our DSO was 61 days as of March 30, 2018 and 58 days as of December 31, 2017.

The following table represents cash flows for the three months ended March 30, 2018 and March 31, 2017.

	Three Months Ended
	March 30, 2018	March 31, 2017
	(in millions)
Net cash provided by (used in) operating activities	$5.8	$(12.4)
Net cash provided by (used in) investing activities	$(2.5)	$24.4
Net cash used in financing activities	$(23.0)	$(35.4)

Cash Provided by (Used in) Operating Activities

We generated $6 million of cash from operating activities during the three months ended March 30, 2018, compared to cash used of $12 million during the three months ended March 31, 2017.  The increase in cash generated from operating activities primarily reflects higher benefit related payments in the three months ended March 31, 2017 compared to the three months ended March 30, 2018 resulting from a change in the funding of the Company’s 401K match from annual to quarterly.

Cash Provided by (Used in) Investing Activities

During the three months ended March 30, 2018, cash used in investing activities was $3 million compared to cash provided by investing activities of $24 million in the three months ended March 31, 2017. Cash used in investing activities for the three months ended March 30, 2018 primarily consisted of a payment of $2 million related to a final working capital adjustment for the sale of International Resources Group Ltd. (IRG). Cash provided by investing activities for the three months ended March 31, 2017 primarily consisted of proceeds of $23 million received from the sale of IRG, which excludes an indemnity escrow of approximately $2 million.  During the three months ended March 30, 2018 and March 31, 2017, cash used in investing activities for the payments of capital expenditures was $1 million and $2 million, respectively.

Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 30, 2018 and March 31, 2017 was $23 million and $35 million, respectively. During the three months ended March 30, 2018, we repaid a total of $20 million of debt under the 2016 Credit Facility, including the prepayment of $14 million of debt. During the three months ended March 31, 2017, we repaid a total of $32 million of debt under the 2016 Credit Facility, including the prepayment of $26 million of debt.

MD&A

2016 Credit Facility

In March 2018, we repriced our existing term loans under the 2016 Credit Facility in order to reduce the interest rate margin applicable thereto, and procured an additional $25 million of commitments under our senior secured revolving loan facility which now totals $190 million.  The repricing of term loan debt is expected to lower our interest expense in 2018 by approximately $1 million after fees and expenses of approximately $2 million.  For a summary of the terms of the 2016 Credit Facility, see Note 8 to the accompanying unaudited consolidated financial statements and Note 11 to our audited consolidated financial statement in our 2017 Form 10-K.

As of March 30, 2018, we did not have an outstanding balance on our revolving line of credit, and our availability under the revolving portion of the 2016 Credit Facility was $188 million, net of outstanding letters of credit.

	March 30, 2018	December 31, 2017
	(in millions)
Net debt
Total debt	$993.3	$1,013.3
Less: Cash	(22.2)	(41.9)
Net debt	$971.1	$971.4

Available liquidity
Cash	$22.2	$41.9
Revolver availability	188.4	163.4
Total available liquidity	$210.6	$205.3

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

Off-Balance Sheet Arrangements

At March 30, 2018, we had no significant off-balance sheet arrangements other than $2 million of outstanding letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers. These letters of credit may be drawn upon in the event of Engility’s nonperformance.

Critical Accounting Policies

Revenue Recognition: On January 1, 2018, we adopted ASC 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018.  We recognized the cumulative effect of adopting ASC 606 as a decrease to the opening balance of accumulated deficit as of January 1, 2018 of $0.3 million.  Revenue for reporting periods beginning after January 1, 2018 are accounted for and presented in accordance with ASC 606, while prior periods continue to be accounted for and presented in accordance with ASC 605. For further information on the impact of adoption and additional revenue disclosures refer to Note 2 and 3, respectively, to the accompanying unaudited consolidated financial statements.

We account for a contract when both we and our customer have approved the contract and are committed to perform our respective obligations, our and our customer’s rights are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.  At contract inception, we identify the distinct goods or services promised in the contract, which are referred to as performance obligations.  Then we determine the transaction price for the contract, which is the consideration that we expect to be entitled in exchange for the promised goods or services.  The transaction price can be a fixed or variable amount.  It is common for our contracts to contain award fees, incentive fees or other provisions that can either increase or decrease the transaction price.  These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion.  We estimate variable consideration as the most likely amount to which we

MD&A

expect to be entitled.  We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.  Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and historical, current and forecasted information that is reasonably available to us.  The transaction price is allocated to each performance obligation using our best estimate of the standalone selling price of each distinct good or service promised in the contract.  The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service promised.  Revenue is recognized when, or as, the performance obligation is satisfied.

Determining a measure of progress and transfer of control requires us to make judgments that affect the timing of revenue recognized. We recognize revenue over time when there is a transfer over time of control to our customer.  For our U.S. government contracts, this  transfer of control to the customer over time is supported by clauses in the contract that allow the U.S. government to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process.  When control is transferred over time, revenue is recognized based on the extent of progress towards completion of the performance obligation.  Based on the nature of the products and services provided in the contract, we use our judgment to determine if an input measure or output measure best depicts the transfer of control over time.  For services contracts, we typically satisfy our performance obligations as services are rendered and use a contract cost-based input method to measure progress.  Contract costs include labor, material, other direct costs, and allocated indirect costs.  Revenue is recognized proportionally as contract costs are incurred plus estimated profit. For time-and-material, time-and-material level of effort, cost plus fixed fee, cost plus fixed fee level of effort, and cost reimbursable (no fee applied) contracts, under which we bill the customer per labor hour and per material/cost, revenue is recognized in the amount invoiced using the right to invoice method since the amount invoiced corresponds directly to the value transferred to the customer.  The right to invoice method provides a similar revenue recognition pattern for each reporting period as the method previously used under ASC 605 for these contract types. For stand-ready service contracts, a straight-line, time-elapsed output method is used to measure progress and recognize revenue over the term of the contract.  If a contract does not meet the criteria for recognizing revenue over time, we recognize revenue at a point in time.  Revenue is recognized at the point in time when control of the good or service is transferred to our customer.  We consider control to be transferred based on a variety of factors, including when we have a present right to payment, our customer has legal title, we have transferred physical possession, our customer has significant risks and rewards of ownership or when our customer has accepted the good or service.

Contracts are often modified to account for changes in contract specifications and requirements.  We consider contract modifications to exist when the modification changes the scope and / or price of a contract that has been agreed by the parties. Most of Engility’s contract modifications are for goods or services that are not distinct in the context of the contract and are therefore accounted for as part of the original performance obligations and recognized as an adjustment to revenue under the cumulative catch-up method at the date of the modification.  Furthermore, a change in one or more of our estimates of cost or variable consideration could affect the profitability of our contracts.  We recognize the impact of such changes using the cumulative catch-up method in the period the change is identified.  If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total estimated loss in the quarter it is identified.

Results for periods prior to adoption continue to be accounted for and presented in accordance with ASC 605, Revenue Recognition.  Revenue for cost-reimbursable contracts were recorded as reimbursable costs were incurred, including an estimated share of the applicable contractual fees earned.  For performance-based fees under cost-reimbursable contracts, we recognized the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as our prior award experience and communications with the customer regarding performance, or upon approval by the customer.  For time-and-materials contracts, revenue was recognized to the extent of billable rates times hours delivered plus materials and other reimbursable costs incurred.  Revenue from long-term fixed-price contracts was recognized ratably over the contract period or by other appropriate methods to measure services provided.  For these type of contracts, specifically described in the scope section of ASC 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts, we applied the percentage of completion method.  Under the percentage of completion method, income was recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract.  This method of accounting required estimating the total revenue and total contract cost at completion of the contract.  These estimates were periodically reviewed and revisions were made as required using the cumulative catch-up method.  The impact on revenue and contract profit as a result of these revisions were included in the periods in which the revisions were made.  Estimated losses on contracts at completion were recognized when identified.

MD&A

Billed receivables: Amounts billed and due from our customers are classified as accounts receivables, net on the unaudited consolidated balance sheet.  The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer in the event we do not perform on our obligations under the contract.

Contract assets: Represents unbilled receivables, as classified on the unaudited consolidated balance sheet, resulting from sales under contracts when revenue is recognized over time and revenue recognized exceeds the amounts billed to the customer. Amounts are invoiced as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones.  Cost of fulfilling a contract that meet the capitalization criteria result in contract assets. Our contract assets are presented on a contract-by-contract net basis at the end of each reporting period.

Included in unbilled receivables are certain restructuring costs related to the performance of our U.S. government contracts which are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are expensed outside of our indirect rates and recognized as revenue for the portion we expect to be recoverable in our rates. At March 30, 2018 and December 31, 2017, these receivables were approximately $8 million and $9 million, respectively, and are allocated to contracts when they are paid or otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued expensing of these costs, the profitability of our remaining contracts could be adversely affected.

Contract liabilities: Represents advance payments and billings in excess of costs incurred as classified on our unaudited consolidated balance sheet.  Under certain contracts we receive advances and milestone payments from our customers that exceed revenue earned to date, resulting in contract liabilities.  Advances typically are not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the customer failing to adequately complete some or all of its obligations under the contract. Our contract liabilities are presented on a contract-by-contract net basis at the end of each reporting period.

There have been no other material changes to our critical accounting policies disclosed in our 2017 Form 10-K.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: (a) the loss or delay of a significant number of our contracts, or unexpected delays in customer payments under our contracts; (b) a decline in or a redirection of the U.S. budget for government services; (c) future shutdowns of the U.S. government, or a failure of the U.S. Congress to approve increases to the Federal debt ceiling; (d) the Department of Defense’s wide-ranging efficiencies initiative, which targets affordability and cost growth; (e) the intense competition for contracts in our industry, as well as the frequent protests by unsuccessful bidders; (f) our indefinite delivery, indefinite quantity (IDIQ) contracts, which are not firm orders for services, and could generate limited or no revenue; (g) our government contracts, which contain unfavorable termination provisions and are subject to a government audit and modification; (h) the mix of our cost-plus, time-and-material and fixed-price type contracts; (i) our ability to attract and retain key management and personnel; (j) the impairment of our goodwill, which represent a significant portion of the assets on our balance sheet, other intangible assets or long-lived assets; (k) changes in regulations or any negative findings from a U.S. government audit or investigation; (l) current and future legal and regulatory proceedings; (m) risks associated with our international

MD&A

operations; (n) information security threats and other information technology disruptions; (o) our significant level of indebtedness, our ability to comply with the terms of our debt agreements and our ability to finance our future operations, if necessary; (p) U.S. Federal income tax assets and liabilities that relate to the distribution in the 2012 spin-off of Engility from L-3 Technologies and our February 2015 acquisition of TASC, Inc. (TASC); and (q) other factors set forth under the heading “Risk Factors” in the 2017 Form 10-K. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.

For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in the 2017 Form 10-K and Part II, Item 1A of this report.  Forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, historical information should not be considered as an indicator of future performance.

MARKET RISK

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates for borrowings under our 2016 Credit Facility. A hypothetical 1% increase in interest rates would have increased our interest expense by approximately $1 million for the three months ended March 30, 2018 and likewise decreased our income and cash flows.

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

ADDITIONAL DISCLOSURES

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

Management, with the participation of our CEO and our CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15-15(e) of the Exchange Act, as of March 30, 2018, the end of the period covered by this Form 10-Q. Based on their evaluation, our CEO and CFO concluded that, as of March 30, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2018 that materially affected, or are likely to materially affect, our internal control over financial reporting.

OTHER INFORMATION

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 10 to the accompanying Unaudited Consolidated Financial Statements contained in this report and is incorporated by reference into this Part II, Item 1.

ITEM 1A.  RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The “Risk Factors” section of our 2017 Form 10-K describes risk and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We believe that there have been no material changes to the risk factors previously disclosed in our 2017 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

eXHIBITS

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibits
4.1

First Amendment to Stockholders Agreement, effective as of February 28, 2018 by and among Engility Holdings, Inc. and Birch Partners, L.P. and for the limited purposes set forth therein, KKR 2006 Fund L.P. and General Atlantic Partners 85, L.P. (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, as filled with the Commission on March 1, 2018 (file No.001-35487).

10.1

Third Amendment to Credit Agreement, dated March 21, 2018, by and among Engility Holdings, Inc., Engility Corporation, the Guarantors party thereto, the Lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative agent, Collateral Agent, Swingline Lender and Issuing Bank (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on March 26, 2018 (file No.001-35487).

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

Date: May 2, 2018