Form 10-Q
period 2018-06-29
Engility Holdings, Inc.
filed 2018-08-01
CIK 1544229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
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

There were 36,967,940 shares of Engility Holdings, Inc. common stock with a par value of $0.01 per share outstanding as of the close of business on July 30, 2018.

ENGILITY HOLDINGS, INC.

i

fINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 29,	December 31,
	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$39,523	$41,890
Accounts receivables, net	83,910	108,100
Unbilled receivables	250,725	222,994
Other current assets	20,265	19,681
Total current assets	394,423	392,665
Property, plant and equipment, net	45,356	44,006
Goodwill	1,071,371	1,071,371
Identifiable intangible assets, net	345,167	361,410
Deferred tax assets	142,046	150,535
Other assets	5,521	6,021
Total assets	$2,003,884	$2,026,008
Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$25,260	$26,947
Accounts payable, trade	46,658	52,954
Accrued employment costs	81,074	77,545
Accrued expenses	80,490	74,856
Advance payments and billings in excess of costs incurred	26,135	30,380
Income tax liabilities	253	548
Other current liabilities	23,006	26,688
Total current liabilities	282,876	289,918
Long-term debt	899,662	938,687
Income tax liabilities	60,934	62,219
Other liabilities	59,738	59,079
Total liabilities	1,303,210	1,349,903
Commitments and contingencies (Note 10)
Equity:
Preferred stock, par value $0.01 per share, 25,000 shares authorized, none issued or outstanding as of June 29, 2018 or December 31, 2017	—	—
Common stock, par value $0.01 per share, 175,000 shares authorized, 36,968 and 36,822 shares issued and outstanding as of June 29, 2018 and December 31, 2017, respectively	370	368
Additional paid-in capital	1,249,123	1,244,940
Accumulated deficit	(556,433)	(576,019)
Accumulated other comprehensive loss	(2,254)	(3,805)
Total equity attributable to Engility	690,806	665,484
Non-controlling interest	9,868	10,621
Total equity	700,674	676,105
Total liabilities and equity	$2,003,884	$2,026,008

See Notes to Unaudited Consolidated Financial Statements

fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Revenue	$488,514	$494,671	$965,074	$979,886
Costs and expenses
Cost of revenue	413,166	422,999	825,188	838,022
Selling, general and administrative expenses	39,811	37,711	76,886	74,217
Total costs and expenses	452,977	460,710	902,074	912,239
Operating income	35,537	33,961	63,000	67,647
Interest expense, net	17,161	18,529	36,539	39,450
Other income, net	(108)	(66)	(250)	(59)
Income before provision for income taxes	18,484	15,498	26,711	28,256
Provision for income taxes	4,728	6,050	6,367	11,060
Net income	13,756	9,448	20,344	17,196
Less: Net income attributable to non-controlling interest	1,829	1,817	1,928	2,632
Net income attributable to Engility	$11,927	$7,631	$18,416	$14,564

Earnings per share attributable to Engility
Basic	$0.32	$0.21	$0.50	$0.40
Diluted	$0.32	$0.20	$0.49	$0.39

Weighted average number of shares outstanding
Basic	36,964	36,808	36,909	36,817
Diluted	37,611	37,290	37,640	37,332

See Notes to Unaudited Consolidated Financial Statements

fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net income	$13,756	$9,448	$20,344	$17,196
Other comprehensive income (loss), net of tax:
Pension liability adjustment, net of tax benefit of $7 and $15 for the three and six months ended June 29, 2018, respectively, and $67 and $77 for the three and six months ended June 30, 2017, respectively	(22)	(76)	(44)	(92)
Unrealized gain (loss) on derivative instruments, net of tax expense of $219 and $856 for the three and six months ended June 29, 2018, respectively, and net of tax benefit of $428 and $315 for the three and six months ended June 30, 2017, respectively	623	(668)	2,431	(492)
Other comprehensive income (loss), net of tax	601	(744)	2,387	(584)
Comprehensive income	14,357	8,704	22,731	16,612
Less: Net income attributable to non-controlling interest	1,829	1,817	1,928	2,632
Comprehensive income attributable to Engility	$12,528	$6,887	$20,803	$13,980

See Notes to Unaudited Consolidated Financial Statements

fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 29, 2018	June 30, 2017
Operating activities:
Net income	$20,344	$17,196
Share-based compensation	6,210	3,736
Depreciation and amortization	21,740	21,971
Loss (gain) on sale of property, plant and equipment	18	(497)
Loss on extinguishment of debt	253	—
Amortization of bank debt fees	4,155	4,294
Deferred income taxes	7,423	11,841
Excess tax deduction on share-based compensation	108	(218)
Changes in operating assets and liabilities:
Receivables	1,942	(17,665)
Other assets	(5,120)	5,948
Accounts payable, trade	(7,143)	10,134
Accrued employment costs	3,529	(18,826)
Accrued expenses	3,868	(1,771)
Advance payments and billings in excess of costs incurred	(4,245)	555
Other liabilities	(443)	(12,066)
Net cash provided by operating activities	52,639	24,632
Investing activities:
Proceeds (payments) from sale of business, net of amount placed in escrow	(1,900)	23,005
Proceeds from sale of property, plant and equipment	—	2,902
Capital expenditures	(3,277)	(2,575)
Net cash provided by (used in) investing activities	(5,177)	23,332
Financing activities:
Repayment of long-term debt	(45,076)	(59,373)
Gross borrowings from revolving credit facility	123,000	224,000
Gross repayments of revolving credit facility	(123,000)	(224,000)
Debt issuance costs	(45)	—
Payment of employee withholding taxes on share-based compensation	(2,027)	(1,260)
Dividends paid	—	(407)
Distributions to non-controlling interest member	(2,681)	(4,638)
Net cash used in financing activities	(49,829)	(65,678)
Net change in cash and cash equivalents	(2,367)	(17,714)
Cash and cash equivalents, beginning of period	41,890	48,236
Cash and cash equivalents, end of period	$39,523	$30,522

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

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K filed with the SEC on March 2, 2018 for the year ended December 31, 2017 (the 2017 Form 10-K). In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included.

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

Included in unbilled receivables are certain restructuring costs related to the performance of our U.S. government contracts which are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are expensed outside of our indirect rates and recognized as revenue for the portion we expect to be recoverable in our rates. At June 29, 2018 and December 31, 2017, these receivables were approximately $8 million and $9 million, respectively, and are allocated to contracts when they are paid or otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued expensing of these costs, the profitability of our remaining contracts could be adversely affected.

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

Income Taxes: As of June 29, 2018, management has determined it is more likely than not a portion of state deferred tax assets, charitable donations, and foreign tax credits will not be realized and has recorded a valuation allowance against them.  A change in the ability of our operations to continue to generate future taxable income could affect our ability to realize the future tax deductions underlying our deferred tax assets, and require us to provide a valuation allowance

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

against our deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

Earnings per Share: Basic earnings per share (EPS) is computed by dividing net income (loss) attributable to Engility by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the weighted average effect of all potentially dilutive securities outstanding during the periods. Diluted EPS includes the incremental effect of the employee stock purchase plan, restricted stock units (RSUs), performance shares, performance retention awards and performance units calculated using the treasury stock method.  For the three months ended June 29, 2018 and June 30, 2017, 13,618 shares and 160,830 shares, respectively, were excluded from diluted EPS due to their anti-dilutive effects.  For the six months ended June 29, 2018, 6,991 shares were excluded from diluted EPS due to their anti-dilutive effects.  No shares were excluded from diluted EPS for the six months ended June 30, 2017.

The calculation of basic and diluted EPS are presented in the table below (shares in thousands).

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net income attributable to Engility	$11,927	$7,631	$18,416	$14,564

Weighted average number of shares outstanding – Basic	36,964	36,808	36,909	36,817
Dilutive effect of share-based compensation outstanding after application of the treasury stock method	647	482	731	515
Weighted average number of shares outstanding – Diluted	37,611	37,290	37,640	37,332

Earnings per share attributable to Engility
Basic	$0.32	$0.21	$0.50	$0.40
Diluted	$0.32	$0.20	$0.49	$0.39

Dispositions: On January 6, 2017, the Company completed the sale of its international development services business, International Resources Group Ltd. (IRG), for an initial purchase price of $25 million in cash, subject to a cash on hand adjustment of $1 million, finalized in the third quarter of 2017, and working capital adjustments, finalized in January 2018, that resulted in a payment of approximately $2 million. The sale was the result of the Company’s strategic review of its businesses and determination that the USAID portion of the Company’s international business no longer closely aligned with the Company’s future strategic direction. The Company received the proceeds from this sale, less an indemnity escrow of approximately $2 million, in the first quarter of 2017, which was used to pay down existing debt. The Company expects to receive the indemnity escrow on or about the second anniversary of the sale assuming no claims are made against the escrow funds.

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

New Accounting Pronouncements Adopted

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The ASU adds various Securities and Exchange Commission (SEC) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the 2017 Tax Cuts and Jobs Act (the Tax Act) in the period of enactment. SAB 118 allows disclosure indicating that timely determination of some or all of the income tax effects from the Tax Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Tax Act under the guidance of SAB 118, on a provisional basis. During the six months ended June 29, 2018, we did not recognize any changes to the provisional amounts recorded in our 2017 Form 10-K.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. ASU 2017-09 is to be applied on a prospective basis to an award modified on or after the adoption date. The Company adopted ASU 2017-09 on January 1, 2018, and the standard did not have an impact on our consolidated financial statements and will be applied upon a modification of an award after the adoption date.

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

•

Customized Products – Some of Engility’s contracts with customers entail building products to customer specifications. Under ASC 605, revenue for these customized products was recognized at the time of product delivery. The Company changed its revenue recognition methodology from point in time to over time for these products, as they meet at least one of the over-time criteria.

The following tables show the effect adopting ASC 606 had on our unaudited consolidated financial statements using the modified retrospective method.

Unaudited Consolidated Balance Sheets

	Balances	Impact from	Impact from
	as of	Adoption of	ASC 606
	June 29, 2018	ASC 606	for the Six
	Under	as of	Months Ended	As Reported
	ASC 605	January, 1 2018	June 29, 2018	June 29, 2018
Assets:
Current assets:
Accounts receivables, net	$83,910	$—	$—	$83,910
Unbilled receivables	229,161	5,483	16,081	250,725
Other current assets	40,932	(5,031)	(15,636)	20,265
Deferred tax assets	142,280	(118)	(116)	142,046
Liabilities:
Current liabilities:
Advance payments and billings in excess of costs incurred	26,135	—	—	26,135
Equity:
Accumulated deficit	(557,096)	334	329	(556,433)

Unaudited Consolidated Statements of Operations

For the Three Months Ended June 29, 2018

	Balances	Impact from
	as of	ASC 606
	June 29, 2018	for the Three
	Under	Months Ended	As Reported
	ASC 605	June 29, 2018	June 29, 2018
Revenue	$477,886	$10,628	$488,514
Cost of revenue	403,008	10,158	413,166
Operating income	35,067	470	35,537
Provision for income taxes	4,606	122	4,728
Net income attributable to Engility	11,579	348	11,927

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

For the Six Months Ended June 29, 2018

	Balances	Impact from
	as of	ASC 606
	June 29, 2018	for the Six
	Under	Months Ended	As Reported
	ASC 605	June 29, 2018	June 29, 2018
Revenue	$948,993	$16,081	$965,074
Cost of revenue	809,552	15,636	825,188
Operating income	62,555	445	63,000
Provision for income taxes	6,251	116	6,367
Net income attributable to Engility	18,087	329	18,416

New Accounting Pronouncements Not Yet Adopted

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently in the process of evaluating the impact of this new pronouncement on its consolidated financial statements.

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

We account for revenue in accordance with ASC 606, which we adopted on January 1, 2018, using the modified retrospective method.  Results for reporting periods beginning after January 1, 2018 are accounted for and presented under ASC 606, while prior periods were accounted for and continue to be reported in accordance with ASC 605.  We recognized the cumulative effect of adopting ASC 606 as a decrease to the opening balance of accumulated deficit as of January 1, 2018 of $0.3 million.  The cumulative impact of adoption was primarily driven by recognizing revenue for unfunded performance obligations, which is further explained in Note 2.  The impact to revenue for the three and six months ended June 29, 2018 was an increase of $11 million and $16 million, respectively, primarily as a result of

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

changing the revenue recognition for the sale of certain products from a point in time measurement to a measurement over a period of time, which is further explained in Note 2.

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

For the three months ended June 29, 2018, the recognized amounts related to changes in estimates at completion represented a net increase to revenue and operating income of $2 million, of which $1 million was directly related to favorable performance on contract award fees.  For the six months ended June 29, 2018, the net impact of adjustments to contract estimates increased our revenue and operating income by $4 million, of which $1 million was directly related to favorable performance on contract award fees.  Amounts related to changes in estimates at completion for the three months ended June 30, 2017 represented a net increase to revenue and operating income of $4 million, of which $1 million was directly related to favorable performance on contract award fees. Amounts related to changes in estimates at completion for the six months ended June 30, 2017 represented a net increase to revenue and operating income of $6 million, of which $1 million was directly related to favorable performance on contract award fees.  No adjustment on any one contract was material to our unaudited consolidated financial statements for the three and six months ended June 29, 2018 or June 30, 2017.

The following table discloses the aggregate amount of the transaction price allocated to our remaining performance obligations as of June 29, 2018 and when we expect to recognize the amounts as revenue.

Expected Recognition of Revenue
For the Remaining
Total Remaining	Six Months
Performance	Ending	For the Year Ending
Obligation	December 31, 2018	December 31, 2019	December 31, 2020	Thereafter
$1,249,766	$781,284	$301,235	$90,553	$76,694

Our performance obligations are satisfied over time or at a point in time.  Revenue from contracts that transferred control to customers over time accounted for substantially all of our revenue from contracts with customers for the three and six months ended June 29, 2018.

Changes in the balances of contract assets and contract liabilities are primarily due to the timing difference between our performance and our customer’s payment.  The opening balances for contract assets and liabilities at January 1, 2018 were $228 million and $30 million, respectively. For the three and six months ended June 29, 2018, the amount of revenue that was included in advance payments and billings in excess of costs incurred balances at January 1, 2018 was $6 million and $11 million, respectively.

For the three and six months ended June 29, 2018 and June 30, 2017, impairment losses on our billed receivables and unbilled receivables were immaterial.

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

The following tables disclose our revenue disaggregated by several categories.

Revenue by Contract Type

	Three Months Ended
	June 29, 2018		June 30, 2017
Cost plus	$315,534	64.6%	$311,871	63.0%
Time and material	85,168	17.4%	100,429	20.3%
Fixed price	87,812	18.0%	82,371	16.7%
Total	$488,514	100.0%	$494,671	100.0%

	Six Months Ended
	June 29, 2018		June 30, 2017
Cost plus	$625,914	64.8%	$609,644	62.2%
Time and material	169,769	17.6%	192,623	19.7%
Fixed price	169,391	17.6%	177,619	18.1%
Total	$965,074	100.0%	$979,886	100.0%

Revenue by Customer Market

	Three Months Ended
	June 29, 2018		June 30, 2017
DoD	$190,119	39.0%	$199,262	40.3%
Federal Civilian	111,071	22.7%	116,317	23.5%
Intelligence	187,324	38.3%	179,092	36.2%
Total	$488,514	100.0%	$494,671	100.0%

	Six Months Ended
	June 29, 2018		June 30, 2017
DoD	$381,037	39.5%	$397,138	40.5%
Federal Civilian	220,740	22.9%	230,287	23.5%
Intelligence	363,297	37.6%	352,461	36.0%
Total	$965,074	100.0%	$979,886	100.0%

Revenue by Prime and Subcontractor

	Three Months Ended
	June 29, 2018		June 30, 2017
Prime	$400,891	82.1%	$407,393	82.4%
Sub	87,623	17.9%	87,278	17.6%
Total	$488,514	100.0%	$494,671	100.0%

	Six Months Ended
	June 29, 2018		June 30, 2017
Prime	$793,976	82.3%	$804,115	82.1%
Sub	171,098	17.7%	175,771	17.9%
Total	$965,074	100.0%	$979,886	100.0%

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

	June 29,	December 31,
	2018	2017
Account receivables	$94,869	$119,506
Allowance for doubtful accounts	(10,959)	(11,406)
Account receivables, net	$83,910	$108,100

5.	Identifiable Intangible Assets

Information on our identifiable intangible assets that are subject to amortization is presented in the table below.

		June 29, 2018			December 31, 2017
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)
Customer contractual relationships	17	$545,229	$205,507	$339,722	$545,229	$189,497	$355,732
Technology	15	7,000	1,555	5,445	7,000	1,322	5,678
Total		$552,229	$207,062	$345,167	$552,229	$190,819	$361,410

Our amortization expense recorded for our identifiable intangible assets is presented in the table below.

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Amortization expense	$8,121	$8,121	$16,243	$16,242

6.	Share-Based Compensation

For the Six Months Ended June 29, 2018

Performance Units: During the six months ended June 29, 2018, we granted a total of 201,571 performance units at target level of 100% (with the potential for the delivery of up to 604,713 shares of our common stock at the maximum performance level) to certain of our employees with a grant date fair value of $24.60 per unit.  Performance units cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2018. The number of shares of our common stock that are ultimately vested are based on continued employment and delivered in respect of these performance units will range from 0% to 300% of the target grant amount.  The vesting of performance units depends on the Company's performance, as approved by the Compensation Committee of our Board of Directors (the Compensation Committee), based on two metrics: book-to-bill ratio and adjusted operating cash flow, each as measured over a three-year performance period, and subject to adjustments based on the Company’s compounded annual growth rate for revenue over the same period.  The performance units may be settled in cash or stock at the sole discretion of the Compensation Committee.

Restricted Stock Units: During the six months ended June 29, 2018, we granted a total of 240,383 RSUs to certain employees with a grant date fair value of $24.74 per unit, of which 1,098 RSUs cliff vest on the first anniversary of the grant date, 9,200 RSUs cliff vest on the second anniversary of the grant date and 230,085 RSUs vest ratably over a term of three years from the grant date. During the six months ended June 29, 2018, we granted 31,768 RSUs to our independent directors with a grant date fair value of $30.22 per unit, which cliff vest on the first anniversary of the grant

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

date. The number of shares of our common stock that are ultimately vested are based on continued employment or service as a director, as applicable. The RSUs may be settled in cash or stock at the sole discretion of the Compensation Committee.

For the Six Months Ended June 30, 2017

Performance Units: During the six months ended June 30, 2017, we granted 189,351 performance units at a target level of 100% (with the potential for the delivery of up to 568,053 shares at the maximum performance level) to certain employees with a grant date fair value of $30.54 per unit.  Performance units cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2017. The number of shares of our common stock that are ultimately vested and delivered in respect of these performance units will range from 0% to 300% of the target grant amount.  The vesting of performance units depends on the Company's performance, as approved by the Compensation Committee, based on two metrics: book-to-bill ratio and adjusted operating cash flow, each as measured over a three-year performance period, and subject to adjustments based on the Company’s compounded annual growth rate for revenue over the same period. For performance units granted prior to 2017, the vesting depends on the Company's performance, as approved by the Compensation Committee, based on two metrics: revenue and adjusted operating cash flow, each as measured over a three-year performance period, and subject to adjustments based on the Company’s compounded annual growth rate for revenue over the same period.  The performance units may be settled in cash or stock at the sole discretion of the Compensation Committee.

Restricted Stock Units: During the six months ended June 30, 2017, we granted 220,194 RSUs to certain employees with a grant date fair value of $30.44 per unit, of which 775 RSUs cliff vest on the first anniversary of the grant date, 12,137 RSUs cliff vest on the second anniversary of the grant date and 207,282 RSUs vest ratably over the term of three years from the grant date. During the six months ended June 30, 2017, we granted 26,203 RSUs to our independent directors with a grant date fair value of $28.23 per unit, which cliff vest on the first anniversary of the grant date. The RSUs may be settled in cash or stock at the sole discretion of the Compensation Committee.

7.	Defined Benefit Plans

The components of net periodic benefit costs for the Company’s defined benefit plans are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Service cost	$209	$205	$418	$411
Interest cost on projected benefit obligation	704	753	1,409	1,497
Expected return on plan assets	(974)	(1,020)	(1,948)	(1,908)
Net loss amortization	75	108	150	189
Net periodic benefit expense	$14	$46	$29	$189

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

The 2016 Credit Facility, as amended, requires the Borrower to maintain compliance with a maximum ratio of consolidated first lien secured debt to consolidated EBITDA (the consolidated first lien net leverage ratio) of 5.625 to 1.00, with incremental step downs over time.  The consolidated first lien net leverage ratio, which we believe is our most restrictive covenant, is the ratio of (a) (i) funded debt secured by liens as of such date minus (ii) the unrestricted cash as of such date to (b) consolidated bank EBITDA for the period of the four fiscal quarters most recently ended. As of June 29, 2018, we were in compliance with all covenants under the 2016 Credit Facility, and our consolidated first lien net leverage ratio was 3.15 to 1.00.

As of June 29, 2018 and December 31, 2017 the composition of our debt was as follows:

	June 29,	December 31,
	2018	2017
Term Loans	$668,000	$713,000
8.875% Senior Notes due 2024 (the Notes)	300,000	300,000
Other	238	314
Total debt	968,238	1,013,314
Less: current portion of long-term debt	(25,260)	(26,947)
Less: unamortized original issue discount costs and financing fees	(43,316)	(47,680)
Long-term debt	$899,662	$938,687

Our availability under the revolving portion of the 2016 Credit Facility was $188 million as of June 29, 2018, with $2 million outstanding under letters of credit.

During the six months ended June 29, 2018, we repaid a total of $45 million of debt under the 2016 Credit Facility, including the prepayment of $32 million of debt.

In conjunction with the Third Amendment, we incurred approximately $2 million in fees related to the repricing of term loan debt.  These amounts are reflected in interest expense, net in the consolidated statement of operations for the six months ended June 29, 2018.

Our weighted average outstanding loan balance for the three months ended June 29, 2018 was $989 million which accrued interest at a weighted average borrowing rate of approximately 5.99%.  Our weighted average outstanding loan balance for the six months ended June 29, 2018 was $1,000 million, which accrued interest at a weighted average borrowing rate of approximately 6.05%.

Our weighted average outstanding loan balance for the three months ended June 30, 2017 was $1,094 million which accrued interest at a weighted average borrowing rate of approximately 5.87%. Our weighted average outstanding loan balance for the six months ended June 30, 2017 was $1,102 million, which accrued interest at a weighted average borrowing rate of approximately 6.03%.

The carrying value of the term loans, excluding original issue discount, and Notes approximated their fair value at June 29, 2018. The fair value of the term loans and Notes are based on quotes from a nationally recognized fixed income trading platform and is considered to be a Level 2 input, measured under U.S. GAAP hierarchy.

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

During the second quarter of 2018, the Company entered into an interest rate swap agreement for contracts with an initial notional amount of $167 million.  These contracts become effective April 30, 2019 and expire on July 29, 2022.  The other terms of these instruments are as follows:

Contract received:	Floating interest rate	LIBOR (subject to minimum of 1.00%)
Contract paid:	Fixed interest rates	2.953% - 2.957%

The following table presents our assets and liabilities that are measured at fair value on a recurring basis:

			June 29,	December 31,
	Balance Sheet Classification	Fair Value Hierarchy	2018	2017
Interest rate swap assets	Other current assets	Level 2	$1,148	$—
Interest rate swap assets	Other assets	Level 2	$3,014	$1,129
Interest rate swap liabilities	Other current liabilities	Level 2	$(74)	$(477)
Interest rate swap liabilities	Other liabilities	Level 2	$(149)	$—

The Company’s interest rate swap assets and liabilities were measured at fair value on a recurring basis and were aggregated by the level in the fair value hierarchy within which those measurements fall.  The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. If the Company had breached any of these provisions at June 29, 2018, it could have been required to settle its obligations under the agreements at their termination value. As of June 29, 2018, the Company had not posted any collateral related to these agreements.

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

In accordance with the accounting standard for contingencies, we record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. Generally, the loss is recorded for the amount we expect to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are recorded in other current liabilities in our consolidated balance sheets. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At December 31, 2017 and June 29, 2018, we did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. We believe we have recorded adequate provisions for our litigation matters. We review these provisions quarterly and adjust these provisions to reflect the effect of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter.

11.	Income Taxes

The provision for income taxes for the three months ended June 29, 2018 was $5 million compared to $6 million for the three months ended June 30, 2017. The effective tax rate for the three months ended June 29, 2018 was 25.6% as compared to 39.0% for the three months ended June 30, 2017. The decrease in the provision for income taxes and the effective tax rate was primarily due to the tax rate reduction associated with the enactment of the Tax Act which reduced the federal tax rate from 35% in 2017 to 21% in 2018.

The provision for income taxes for the six months ended June 29, 2018 was $6 million compared to $11 million for the six months ended June 30, 2017. The effective tax rate for the six months ended June 29, 2018 was 23.8% as compared to 39.1% for the six months ended June 30, 2017. The decrease in the provision for income taxes and the effective tax rate was primarily due to the tax rate reduction associated with the enactment of the Tax Act which reduced the federal tax rate from 35% in 2017 to 21% in 2018.

12.	Separate Financial Information of Subsidiary Guarantor of Indebtedness

The following tables present supplemental condensed consolidating financial statements of (a) Engility Holdings, Inc., as parent company guarantor, (b) Engility Corporation, as subsidiary issuer of the Notes; (c) on a combined basis, the subsidiary guarantors of the Notes; and (d) on a combined basis, the subsidiaries that are not guarantors of the Notes. Separate financial statements of the subsidiary guarantors are not presented because the parent company owns 100% of the outstanding voting stock of each of the subsidiary guarantors and the guarantee by each subsidiary guarantor is joint and several and full and unconditional, except for certain customary limitations.  These customary limitations, which are described in detail in the Indenture (as defined in Note 11 to our audited consolidated financial statements in our 2017

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

Form 10-K), include (i) the sale, exchange or transfer of a guarantor, (ii) the guarantor ceasing to guarantee the 2016 Credit Facility, (iii) the designation of a guarantor as an unrestricted subsidiary (iv) exercising the legal defeasance, covenant defeasance or discharge of the Indenture, and (v) the merger or consolidation of a guarantor with the issuer or another guarantor of the Indenture.

In accordance with Rule 3-10(d) of Regulation S-X under the Securities Exchange Act of 1934, as amended, the Company includes the following tables in these notes to the condensed consolidated financial statements.

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 29, 2018

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$—	$27,549	$37	$11,937	$—	$39,523
Accounts receivables, net	—	78,038	2,498	3,374	—	83,910
Unbilled receivables	—	232,845	3,527	14,353	—	250,725
Intercompany receivables	—	—	16,090	10,827	(26,917)	—
Other current assets	—	18,374	5	1,886	—	20,265
Total current assets	—	356,806	22,157	42,377	(26,917)	394,423
Property, plant and equipment, net	—	45,299	—	57	—	45,356
Goodwill	—	1,071,371	—	—	—	1,071,371
Identifiable intangible assets, net	—	345,167	—	—	—	345,167
Deferred tax assets	—	142,046	—	—	—	142,046
Investment in subsidiaries	700,674	54,049	33,263	—	(787,986)	—
Other assets	—	5,476	45	—	—	5,521
Total assets	$700,674	$2,020,214	$55,465	$42,434	$(814,903)	$2,003,884
Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$—	$25,260	$—	$—	$—	$25,260
Accounts payable, trade	—	46,639	—	19	—	46,658
Intercompany payable	—	26,917	—	—	(26,917)	—
Accrued employment costs	—	71,335	1,416	8,323	—	81,074
Accrued expenses	—	80,077	—	413	—	80,490
Advance payments and billings in excess of costs incurred	—	26,135	—	—	—	26,135
Income tax liabilities	—	144	—	109		253
Other current liabilities	—	22,699	—	307		23,006
Total current liabilities	—	299,206	1,416	9,171	(26,917)	282,876
Long-term debt	—	899,662	—	—	—	899,662
Income tax liabilities	—	60,934	—	—	—	60,934
Other liabilities	—	59,738	—	—	—	59,738
Total liabilities	—	1,319,540	1,416	9,171	(26,917)	1,303,210
Shareholders' equity	700,674	700,674	54,049	33,263	(787,986)	700,674
Total liabilities and equity	$700,674	$2,020,214	$55,465	$42,434	$(814,903)	$2,003,884

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

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 29, 2018

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Revenue	$—	$447,139	$3,717	$37,658	$—	$488,514
Costs and expenses
Cost of revenue	—	369,788	10,937	32,441	—	413,166
Selling, general and administrative expenses	—	37,587	890	1,334	—	39,811
Total costs and expenses	—	407,375	11,827	33,775	—	452,977
Operating income (loss)	—	39,764	(8,110)	3,883	—	35,537
Interest expense, net	—	17,161	—	—	—	17,161
Other expenses (income), net	—	(194)	—	86	—	(108)
Income (loss) in equity investments in subsidiaries	11,927	(6,142)	1,968	—	(7,753)	—
Income (loss) before income taxes	11,927	16,655	(6,142)	3,797	(7,753)	18,484
Provision for income taxes	—	4,728	—	—	—	4,728
Net income (loss)	11,927	11,927	(6,142)	3,797	(7,753)	13,756
Less: Net income attributable to non-controlling interest	—	—	—	1,829	—	1,829
Net income (loss) attributable to Engility	$11,927	$11,927	$(6,142)	$1,968	$(7,753)	$11,927

Net income (loss)	$11,927	$11,927	$(6,142)	$3,797	$(7,753)	$13,756
Other comprehensive income	—	601	—	—	—	601
Comprehensive income (loss)	11,927	12,528	(6,142)	3,797	(7,753)	14,357
Less: Net income attributable to non-controlling interest	—	—	—	1,829	—	1,829
Comprehensive income (loss) attributable to Engility	$11,927	$12,528	$(6,142)	$1,968	$(7,753)	$12,528

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2017

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Revenue	$—	$450,079	$7,841	$36,751	$—	$494,671
Costs and expenses
Cost of revenue	—	377,273	13,738	31,988	—	422,999
Selling, general and administrative expenses	—	35,937	830	944	—	37,711
Total costs and expenses	—	413,210	14,568	32,932	—	460,710
Operating income (loss)	—	36,869	(6,727)	3,819	—	33,961
Interest expense, net	—	18,529	—	—	—	18,529
Other expenses (income), net	—	(171)	(1)	106	—	(66)
Income (loss) in equity investments in subsidiaries	7,631	(4,830)	1,896	—	(4,697)	—
Income (loss) before income taxes	7,631	13,681	(4,830)	3,713	(4,697)	15,498
Provision for income taxes	—	6,050	—	—	—	6,050
Net income (loss)	7,631	7,631	(4,830)	3,713	(4,697)	9,448
Less: Net income attributable to non-controlling interest	—	—	—	1,817	—	1,817
Net income (loss) attributable to Engility	$7,631	$7,631	$(4,830)	$1,896	$(4,697)	$7,631

Net income (loss)	$7,631	$7,631	$(4,830)	$3,713	$(4,697)	$9,448
Other comprehensive loss	—	(744)	—	—	—	(744)
Comprehensive income (loss)	7,631	6,887	(4,830)	3,713	(4,697)	8,704
Less: Net income attributable to non-controlling interest	—	—	—	1,817	—	1,817
Comprehensive income (loss) attributable to Engility	$7,631	$6,887	$(4,830)	$1,896	$(4,697)	$6,887

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 29, 2018

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Revenue	$—	$880,149	$11,443	$73,482	$—	$965,074
Costs and expenses
Cost of revenue	—	733,054	25,319	66,815	—	825,188
Selling, general and administrative expenses	—	72,591	1,838	2,457	—	76,886
Goodwill impairment	—	—	—	—	—	—
Total costs and expenses	—	805,645	27,157	69,272	—	902,074
Operating income (loss)	—	74,504	(15,714)	4,210	—	63,000
Interest expense, net	—	36,539	—	—	—	36,539
Other expenses (income), net	—	(392)	—	142	—	(250)
Income (loss) in equity investments in subsidiaries	18,416	(13,574)	2,140	—	(6,982)	—
Income (loss) before income taxes	18,416	24,783	(13,574)	4,068	(6,982)	26,711
Provision for income taxes	—	6,367	—	—	—	6,367
Net income (loss)	18,416	18,416	(13,574)	4,068	(6,982)	20,344
Less: Net income attributable to non-controlling interest	—	—	—	1,928	—	1,928
Net income (loss) attributable to Engility	$18,416	$18,416	$(13,574)	$2,140	$(6,982)	$18,416

Net income (loss)	$18,416	$18,416	$(13,574)	$4,068	$(6,982)	$20,344
Other comprehensive income	—	2,387	—	—	—	2,387
Comprehensive income (loss)	18,416	20,803	(13,574)	4,068	(6,982)	22,731
Less: Net income attributable to non-controlling interest	—	—	—	1,928	—	1,928
Comprehensive income (loss) attributable to Engility	$18,416	$20,803	$(13,574)	$2,140	$(6,982)	$20,803

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2017

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Revenue	$—	$890,706	$16,394	$72,786	$—	$979,886
Costs and expenses
Cost of revenue	—	744,851	27,997	65,174	—	838,022
Selling, general and administrative expenses	—	70,562	1,691	1,964	—	74,217
Total costs and expenses	—	815,413	29,688	67,138	—	912,239
Operating income (loss)	—	75,293	(13,294)	5,648	—	67,647
Interest expense, net	—	39,450	—	—	—	39,450
Other expenses (income), net	—	(234)	(2)	177	—	(59)
Income (loss) in equity investments in subsidiaries	14,564	(10,453)	2,839	—	(6,950)	—
Income (loss) before income taxes	14,564	25,624	(10,453)	5,471	(6,950)	28,256
Provision for income taxes	—	11,060	—	—	—	11,060
Net income (loss)	14,564	14,564	(10,453)	5,471	(6,950)	17,196
Less: Net income attributable to non-controlling interest	—	—	—	2,632	—	2,632
Net income (loss) attributable to Engility	$14,564	$14,564	$(10,453)	$2,839	$(6,950)	$14,564

Net income (loss)	$14,564	$14,564	$(10,453)	$5,471	$(6,950)	$17,196
Other comprehensive loss	—	(584)	—	—	—	(584)
Comprehensive income (loss)	14,564	13,980	(10,453)	5,471	(6,950)	16,612
Less: Net income attributable to non-controlling interest	—	—	—	2,632	—	2,632
Comprehensive income (loss) attributable to Engility	$14,564	$13,980	$(10,453)	$2,839	$(6,950)	$13,980

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 29, 2018

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$—	$56,798	$(11,978)	$7,819	$—	$52,639
Investing activities:
Payments from sale of business	—	(1,900)	—	—	—	(1,900)
Capital expenditures	—	(3,277)	—	—	—	(3,277)
Net cash used in investing activities	—	(5,177)	—	—	—	(5,177)
Financing activities:
Repayment of long-term debt	—	(45,076)	—	—	—	(45,076)
Gross borrowings from revolving credit facility	—	123,000	—	—	—	123,000
Repayments of revolving credit facility	—	(123,000)	—	—	—	(123,000)
Debt issuance costs	—	(45)	—	—	—	(45)
Payment of employee withholding taxes on share-based compensation	(2,027)	—	—	—	—	(2,027)
Distributions to non-controlling interest member	—	—	—	(2,681)	—	(2,681)
Due (to) from subsidiaries	2,027	(10,917)	11,979	(3,089)	—	—
Net cash provided by (used in) financing activities	—	(56,038)	11,979	(5,770)	—	(49,829)
Net change in cash and cash equivalents	—	(4,417)	1	2,049	—	(2,367)
Cash and cash equivalents, beginning of period	—	31,966	36	9,888	—	41,890
Cash and cash equivalents, end of period	$—	$27,549	$37	$11,937	$—	$39,523

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$16,878	$3,412	$4,342	$—	$24,632
Investing activities:
Proceeds from sale of business, net of amount placed in escrow	—	23,005	—	—	—	23,005
Proceeds from sale of property, plant and equipment	—	2,902	—	—	—	2,902
Capital expenditures	—	(2,575)	—	—	—	(2,575)
Net cash provided by investing activities	—	23,332	—	—	—	23,332
Financing activities:
Repayment of long-term debt	—	(59,373)	—	—	—	(59,373)
Gross borrowings from revolving credit facility	—	224,000	—	—	—	224,000
Repayments of revolving credit facility	—	(224,000)	—	—	—	(224,000)
Payment of employee withholding taxes on share-based compensation	(1,260)	—	—	—	—	(1,260)
Dividends paid	(407)	—	—	—	—	(407)
Distributions to non-controlling interest member	—	—	—	(4,638)	—	(4,638)
Due (to) from subsidiaries	1,667	6,290	(3,681)	(4,276)	—	—
Net cash used in financing activities	—	(53,083)	(3,681)	(8,914)	—	(65,678)
Net change in cash and cash equivalents	—	(12,873)	(269)	(4,572)	—	(17,714)
Cash and cash equivalents, beginning of period	—	31,124	385	16,727	—	48,236
Cash and cash equivalents, end of period	$—	$18,251	$116	$12,155	$—	$30,522

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

Our revenue is generated over a diverse mix of activities and services with no single program accounting for more than 8% of our revenue for the three and six months ended June 29, 2018.  Revenue for the second quarter of 2018 was $489 million, a decrease of $6 million compared to the second quarter of 2017. Revenue decreased primarily as a result of contracts that came to the end of their period of performance, including the impact of re-compete contracts awarded to small businesses, and new business and re-compete wins that were not sufficient to replace the revenue on completed contracts, offset in part by a $11 million increase due to the adoption of ASC 606. The overall decline in revenue resulted from a $9 million decrease in DoD-related revenue and a $5 million decrease in federal civilian-related revenue, partially offset by an $8 million increase in intelligence-related contract revenue.

Selling, general and administrative expenses for the second quarter of 2018 and 2017 were $40 million and $38 million, respectively. Selling, general and administrative expenses as a percentage of revenue was 8.1% for the second quarter of 2018 compared to 7.6% for the second quarter of 2017. For the second quarter of 2018, selling, general and administrative expense included higher compensation-related costs and business development costs. The increase in selling, general and administrative expenses as a percentage of revenue primarily resulted from the decrease in revenue coupled with higher compensation and business development costs in the second quarter of 2018 compared to 2017.

Our operating income for the second quarter of 2018 and 2017 was $36 million and $34 million, respectively. The increase in operating income was primarily due to higher contract profit resulting from favorable contract close-out and reserve activity coupled with increased volume of higher margin product related revenue in the second quarter of 2018 as compared to the second quarter of 2017, partially offset by the decline in revenue for the three months ended June 29, 2018 as compared to the three months ended June 30, 2017.

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

Despite the positive trends, we still face a government services market that is competitive, and marked by the continued movement of contracts to small businesses. In addition, as we continue to pursue larger new awards, our competitors for these opportunities may have greater resources and/or stronger relationships with our target customers. In response to these pressures, we continue to efficiently manage our indirect labor and other costs in our business, so we can further invest in our capabilities and employee development activities to increase our overall competitiveness.

MD&A

In addition to a competitive market, our profitability margins continue to experience pressure as a result of the additional investments we are making into our business, as well as contracts that move from either fixed-price and time-and-material type contracts to cost-type contracts. Cost-type contracts generally have lower operating margins than fixed-price and time-and-material type contracts, since less risk is assumed by the contractor. Prior to 2018, we were able to largely preserve our operating margins by increasing efficiencies in our business; however, we expect our margins to be lower in 2018 due to the aforementioned items.

We believe that our focus on increasing our presence in enduring markets, enhancing our capabilities, and attracting and developing superior talent will enable us to expand our customer penetration and pursue larger contract opportunities. We believe long-term competitiveness in our market will require companies to offer highly specialized capabilities in niche markets and/or have sufficient breadth and size to withstand market volatility while continuing to provide cost-efficient solutions.

Key Performance Indicators

Backlog and Total Estimated Contract Value

In conjunction with the adoption of ASC 606, we redefined backlog.  Beginning in 2018, we define backlog to include both funded and unfunded exercised contract work received from customers.  Backlog now excludes unexercised options on multi-year contracts and single-award indefinite delivery, indefinite quantity (IDIQ) contracts which were previously included in unfunded backlog. Backlog is equivalent to our remaining performance obligations as discussed in Note 3 to the unaudited consolidated financial statements.

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

At June 29, 2018, our backlog was $1,250 million, of which $606 million was funded backlog.  At December 31, 2017, our backlog was $1,306 million, of which $538 million was funded backlog.  We expect that approximately 63% of our backlog at June 29, 2018 will be recognized as revenue prior to December 31, 2018.

The following table reconciles our backlog to our total estimated contract value:

	June 29,	December 31,
	2018	2017
	(in millions)
Backlog	$1,249.8	$1,306.3
Potential contract value	2,138.9	2,120.4
Total estimated contract value (1)	$3,388.7	$3,426.7

(1)	Total estimated contract value as of December 31, 2017 is equivalent to total backlog as disclosed in our 2017 Form 10-K.

Net Bookings and Book-to-Bill Ratio

For the three and six months ended June 29, 2018, net bookings were $487 million and $927 million, respectively, representing a total net book-to-bill ratio of 1.0x in both periods. Net bookings represent the estimated amount of revenue to be earned in the future from estimated contract value that was awarded during the period. Our total net book-to-bill ratio is calculated as net bookings divided by revenue.

MD&A

Days Sales Outstanding

Days sales outstanding (DSO) was 57 days as of June 29, 2018 and 58 days as of December 31, 2017.  DSO is calculated as net receivables less advance payments and billings in excess of costs incurred, divided by daily revenue (total revenue for the quarter divided by 90 days).

Results of Operations — Three Months Ended June 29, 2018 Compared to Three Months Ended June 30, 2017

The following tables provide our selected financial data for the three months ended June 29, 2018 and June 30, 2017.

	Three Months Ended
	June 29, 2018		June 30, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Revenue	$488.5	100.0%	$494.7	100.0%	$(6.2)	(1.2)%

Revenue: For the three months ended June 29, 2018, revenue was $489 million compared to revenue for the three months ended June 30, 2017 of $495 million, a decline of $6 million, or 1.2%. Revenue decreased primarily as a result of contracts that came to the end of their period of performance, including the impact of re-compete contracts awarded to small businesses, and new business and re-compete wins that were not sufficient to replace the revenue on completed contracts, offset in part by a $11 million increase due to the adoption of ASC 606. The overall decline in revenue resulted from a $9 million decrease in DoD-related revenue and a $5 million decrease in federal civilian-related revenue, partially offset by an $8 million increase in intelligence-related contract revenue.

	Three Months Ended
	June 29, 2018		June 30, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Cost of revenue	$413.2	84.6%	$423.0	85.5%	$(9.8)	(2.3)%

Cost of revenue: Total cost of revenue was $413 million for the three months ended June 29, 2018, a decrease of 2.3%, compared to $423 million for the three months ended June 30, 2017. The decrease in cost of revenue was driven by a decline in revenue of $6 million, or 1.2%, for the three months ended June 29, 2018 compared to the three months ended June 30, 2017. Cost of revenue as a percentage of total revenue was 84.6% for the three months ended June 29, 2018 compared to 85.5%, reflecting higher contract profit resulting from favorable contract close-out activity and higher margin product related volume in the three months ended June 29, 2018.

	Three Months Ended
	June 29, 2018		June 30, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Selling, general and administrative expenses	$39.8	8.1%	$37.7	7.6%	$2.1	5.6%

Selling, general and administrative expenses: For the three months ended June 29, 2018, selling, general and administrative expenses were $40 million compared to $38 million for the three months ended June 30, 2017. Selling, general and administrative expenses as a percentage of revenue was 8.1% for the three months ended June 29, 2018, compared to 7.6% for the three months ended June 30, 2017. For the three months ended June 29, 2018, selling, general and administrative expense included higher compensation-related costs and business development costs.  The increase in selling, general and administrative expenses as a percentage of revenue primarily resulted from the decrease in revenue coupled with the higher compensation and business development costs noted above in the second quarter of 2018 compared to the same period in 2017.

MD&A

	Three Months Ended
	June 29, 2018		June 30, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Operating income	$35.5	7.3%	$34.0	6.9%	$1.6	4.6%

Operating income and operating margin: Operating income for the three months ended June 29, 2018 and June 30, 2017 was $36 million and $34 million, respectively. Operating margin was 7.3% for the three months ended June 29, 2018, compared to 6.9% for the three months ended June 30, 2017. The increase in operating income was primarily due to higher contract profit resulting from favorable contract close-out and reserve activity coupled with increased volume of higher margin product related revenue in the second quarter of 2018 as compared to the second quarter of 2017, partially offset by the decline in revenue for the three months ended June 29, 2018 as compared to the three months ended June 30, 2017.

	Three Months Ended
	June 29, 2018		June 30, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Interest expense, net	$17.2	3.5%	$18.5	3.7%	$(1.4)	(7.4)%

Interest expense: During the three months ended June 29, 2018, net interest expense was $17 million, compared to $19 million for the three months ended June 30, 2017. The decrease in net interest expense was primarily due to lower weighted average debt balances in the three months ended June 29, 2018, partially offset by higher borrowing rates.  Our weighted average outstanding loan balance for the three months ended June 29, 2018 was $989 million, which accrued interest at a weighted average borrowing rate of approximately 5.99%. Our weighted average outstanding loan balance for the three months ended June 30, 2017 was $1,094 million, which accrued interest at a weighted average borrowing rate of approximately 5.87%.

	Three Months Ended
	June 29, 2018		June 30, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Income before provision for income taxes	$18.5	3.8%	$15.5	3.1%	$3.0	19.3%
Provision for income taxes	$4.7	1.0%	$6.1	1.2%	$(1.3)	NM
Net income	$13.8	2.8%	$9.4	1.9%	$4.3	45.6%
Effective tax rate	25.6%		39.0%

*NM = Not meaningful

Provision for income taxes and effective income tax rate: The provision for income taxes for the three months ended June 29, 2018 was $5 million as compared to $6 million for the three months ended June 30, 2017. The effective tax rate for the three months ended June 29, 2018 was 25.6% as compared to 39.0% for the three months ended June 30, 2017. The decrease in the provision for income taxes and the effective tax rate was primarily due to the tax rate reduction associated with the enactment of the 2017 Tax Cuts and Jobs Act which reduced the federal corporate tax rate from 35% in 2017 to 21% in 2018.

	Three Months Ended
	June 29, 2018		June 30, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Net income attributable to Engility	$11.9	2.4%	$7.6	1.5%	$4.3	56.3%

Net income attributable to Engility: Net income attributable to Engility was $12 million for the three months ended June 29, 2018 compared to $8 million for the three months ended June 30, 2017. The increase in net income attributable to Engility for the three months ended June 29, 2018 compared to the same period in 2017 was primarily the result of the increase in operating income and lower interest expense and effective tax rate for the three months ended June 29, 2018 as previously mentioned.

MD&A

Results of Operations — Six Months Ended June 29, 2018 Compared to Six Months Ended June 30, 2017

The following tables provide our selected financial data for the six months ended June 29, 2018 and June 30, 2017.

	Six Months Ended
	June 29, 2018		June 30, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Revenue	$965.1	100.0%	$979.9	100.0%	$(14.8)	(1.5)%

Revenue: For the six months ended June 29, 2018, revenue was $965 million compared to $980 million for the six months ended June 30, 2017, a decrease of $15 million, or 1.5%. Revenue decreased primarily as a result of contracts that came to the end of their period of performance, including the impact of re-compete contracts awarded to small businesses, and new business and re-compete wins that were not sufficient to replace the revenue on completed contracts, offset in part by a $16 million increase due to the adoption of ASC 606. The overall decline in revenue resulted from a $16 million decrease in DoD-related revenue and a $10 million decrease in federal civilian-related revenue, partially offset by an $11 million increase in intelligence-related revenue.

	Six Months Ended
	June 29, 2018		June 30, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Cost of revenue	$825.2	85.5%	$838.0	85.5%	$(12.8)	(1.5)%

Cost of revenue: Total cost of revenue was $825 million for the six months ended June 29, 2018, a decrease of 1.5%, compared to $838 million for the six months ended June 30, 2017. The decrease in cost of revenue was driven by a decline in revenue of $15 million, or 1.5%, for the six months ended June 29, 2018 compared to the six months ended June 30, 2017. Cost of revenue as a percentage of total revenue was 85.5% for both the six months ended June 29, 2018 and June 30, 2017.

	Six Months Ended
	June 29, 2018		June 30, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Selling, general and administrative expenses	$76.9	8.0%	$74.2	7.6%	$2.7	3.6%

Selling, general and administrative expenses: For the six months ended June 29, 2018, selling, general and administrative expenses were $77 million, compared to $74 million for the six months ended June 30, 2017. Selling, general and administrative expenses as a percentage of revenue was 8.0% for the six months ended June 29, 2018, compared to 7.6% for the six months ended June 30, 2017. For the six months ended June 29, 2018, selling, general and administrative expense included higher compensation and business development costs.  The increase in selling, general and administrative expenses as a percentage of revenue primarily resulted from the decline in revenue coupled with the higher compensation and business development costs noted above in the six months ended June 29, 2018 compared to the same period in 2017.

	Six Months Ended
	June 29, 2018		June 30, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Operating income	$63.0	6.5%	$67.6	6.9%	$(4.6)	(6.9)%

Operating income and operating margin: Operating income for the six months ended June 29, 2018 was $63 million, compared to $68 million for the six months ended June 30, 2017. Operating margin was 6.5% for the six months ended June 29, 2018, compared to 6.9% for the six months ended June 30, 2017. The decrease in operating income was primarily due to the decline in revenue and higher selling, general and administrative expenses resulting from higher

MD&A

business development and compensation costs for the six months ended June 29, 2018 as compared to the six months ended June 30, 2017.

	Six Months Ended
	June 29, 2018		June 30, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Interest expense, net	$36.5	3.8%	$39.5	4.0%	$(2.9)	(7.4)%

Interest expense: During the six months ended June 29, 2018, net interest expense was $37 million compared to $39 million for the six months ended June 30, 2017. The decrease in net interest expense was due to lower weighted average debt balances in the six months ended June 29, 2018, partially offset by higher borrowing rates.  Our weighted average outstanding loan balance for the six months ended June 29, 2018 was $1,000 million, which accrued interest at a weighted average borrowing rate of approximately 6.05%. Our weighted average outstanding loan balance for the six months ended June 30, 2017 was $1,102 million, which accrued interest at a weighted average borrowing rate of approximately 6.03%.

	Six Months Ended
	June 29, 2018		June 30, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Income before provision for income taxes	$26.7	2.8%	$28.3	2.9%	$(1.5)	(5.5)%
Provision for income taxes	6.4	0.7%	11.1	1.1%	(4.7)	NM
Net income	$20.3	2.1%	$17.2	1.8%	$3.1	18.3%
Effective tax rate	23.8%		39.1%

*NM = Not meaningful

Provision for income taxes and effective income tax rate: The provision for income tax for the six months ended June 29, 2018 was $6 million compared to $11 million for the six months ended June 30, 2017. The effective tax rate for the six months ended June 29, 2018 was 23.8% as compared to 39.1% for the six months ended June 30, 2017. The decrease in the provision for income taxes and the effective tax rate was primarily due to the tax rate reduction associated with the enactment of the 2017 Tax Cuts and Jobs Act which reduced the federal corporate tax rate from 35% in 2017 to 21% in 2018.

	Six Months Ended
	June 29, 2018		June 30, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Net income attributable to Engility	$18.4	1.9%	$14.6	1.5%	$3.9	26.4%

Net income attributable to Engility: Net income attributable to Engility was $18 million for the six months ended June 29, 2018 compared $15 million for the six months ended June 30, 2017. The increase in net income attributable to Engility for the six months ended June 29, 2018 compared to the same period in 2017 was a result of reasons previously mentioned, partially offset by a decrease of income from our joint venture.

MD&A

Liquidity and Capital Resources

Our primary cash needs are for debt service, working capital, and strategic investments or acquisitions. Under our debt obligations, our average quarterly required payments include principal of $6 million and estimated interest of approximately $15 million. We currently believe that our cash from operations, together with our cash on hand and available borrowings under the 2016 Credit Facility, are adequate to fund our operating needs for at least the next twelve months. As of June 29, 2018, our availability under the revolving portion of our 2016 Credit Facility was $188 million, net of outstanding letters of credit.

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

The total amount of our accounts receivable can vary significantly over time but is generally very sensitive to recent revenue levels. Total accounts receivable typically range from 55 to 60 DSO, calculated on trailing three months of revenue. Our DSO was 57 days as of June 29, 2018 and 58 days as of December 31, 2017.

The following table represents cash flows for the six months ended June 29, 2018 and June 30, 2017.

	Six Months Ended
	June 29, 2018	June 30, 2017
	(in millions)
Net cash provided by operating activities	$52.6	$24.6
Net cash provided by (used in) investing activities	$(5.2)	$23.3
Net cash used in financing activities	$(49.8)	$(65.7)

Cash Provided by Operating Activities

We generated $53 million of cash from operating activities during the six months ended June 29, 2018, compared to cash generated of $25 million during the six months ended June 30, 2017.  The increase in cash generated from operating activities primarily reflects higher benefit related payments in the six months ended June 30, 2017 compared to the six months ended June 29, 2018 resulting from a change in the funding of the Company’s employee savings plan match from annual to quarterly. The six months ended June 30, 2017 also reflected lower collections of accounts receivables as compared to the six months ended June 29, 2018.

Cash Provided by (Used in) Investing Activities

During the six months ended June 29, 2018, cash used in investing activities was $5 million compared to cash provided by investing activities of $23 million in the six months ended June 30, 2017. Cash used in investing activities for the six months ended June 29, 2018 primarily consisted of a payment of $2 million related to a final working capital adjustment for the sale of International Resources Group Ltd. (IRG) and facility-related capital expenditures. Cash provided by investing activities for the six months ended June 30, 2017 primarily consisted of proceeds of $23 million received from the sale of IRG, which excludes an indemnity escrow of approximately $2 million.  During the six months ended June 29, 2018 and June 30, 2017, cash used in investing activities for the payments of capital expenditures was $3 million in both periods.

Cash Used in Financing Activities

Net cash used in financing activities for the six months ended June 29, 2018 and June 30, 2017 was $50 million and $66 million, respectively. During the six months ended June 29, 2018, we repaid a total of $45 million of debt under the 2016 Credit Facility, including the prepayment of $32 million of debt. During the six months ended June 30, 2017, we repaid a total of $59 million of debt under the 2016 Credit Facility, including the prepayment of $46 million of debt.

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

As of June 29, 2018, we did not have an outstanding balance on our revolving line of credit, and our availability under the revolving portion of the 2016 Credit Facility was $188 million, net of outstanding letters of credit.

	June 29, 2018	December 31, 2017
	(in millions)
Net debt
Total debt	$968.2	$1,013.3
Less: Cash	(39.5)	(41.9)
Net debt	$928.7	$971.4

Available liquidity
Cash	$39.5	$41.9
Revolver availability	188.4	163.4
Total available liquidity	$227.9	$205.3

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

Off-Balance Sheet Arrangements

At June 29, 2018, we had no significant off-balance sheet arrangements other than $2 million of outstanding letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers. These letters of credit may be drawn upon in the event of Engility’s nonperformance.

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

MD&A

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

Included in unbilled receivables are certain restructuring costs related to the performance of our U.S. government contracts which are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are expensed outside of our indirect rates and recognized as revenue for the portion we expect to be recoverable in our rates. At June 29, 2018 and December 31, 2017, these receivables were approximately $8 million and $9 million, respectively, and are allocated to contracts when they are paid or otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued expensing of these costs, the profitability of our remaining contracts could be adversely affected.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: (a) the loss or delay of a significant number of our contracts, or unexpected delays in customer payments under our contracts; (b) a decline in or a redirection of the U.S. budget for government services; (c) future shutdowns of the U.S. government, or a failure of the U.S. Congress to approve increases to the Federal debt ceiling; (d) the Department of Defense’s wide-ranging efficiencies initiative, which targets affordability and cost growth; (e) the intense competition for contracts in our industry, as well as the frequent protests by unsuccessful bidders; (f) our indefinite delivery, indefinite quantity (IDIQ) contracts, which are not firm orders for services, and could generate limited or no revenue; (g) our government contracts, which contain unfavorable termination provisions and are subject to a government audit and modification; (h) the mix of our cost-plus, time-and-material and fixed-price type contracts; (i) our ability to attract and retain key management and personnel; (j) the

MD&A

impairment of our goodwill, which represent a significant portion of the assets on our balance sheet, other intangible assets or long-lived assets; (k) changes in regulations or any negative findings from a U.S. government audit or investigation; (l) current and future legal and regulatory proceedings; (m) risks associated with our international operations, including trade policies; (n) information security threats and other information technology disruptions; (o) our significant level of indebtedness, our ability to comply with the terms of our debt agreements and our ability to finance our future operations, if necessary; (p) U.S. Federal income tax assets and liabilities that relate to the distribution in the 2012 spin-off of Engility from L-3 Technologies and our February 2015 acquisition of TASC, Inc. (TASC); and (q) other factors set forth under the heading “Risk Factors” in the 2017 Form 10-K. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.

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

MARKET RISK

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates for borrowings under our 2016 Credit Facility. A hypothetical 1% increase in interest rates would have increased our interest expense by approximately $2 million for the six months ended June 29, 2018 and likewise decreased our income and cash flows.

We periodically enter into interest rate swap agreements to manage our exposure to interest rate fluctuations. Our interest rate swap agreements involve the exchange of fixed and variable rate interest payments between two parties, based on common notional principal amounts and maturity dates. The notional amounts of the swap agreements represent balances used to calculate the exchange of cash flows and are not our assets or liabilities. Our credit risk related to these agreements is considered low because the swap counterparties are creditworthy financial institutions. The interest payments under these agreements are settled on a net basis. These derivatives have been recognized in the financial statements at their respective fair values. Changes in the fair values of these derivatives, which are designated as cash flow hedges, are included in other comprehensive income. We do not have any derivatives outstanding that are not designated as hedges.

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
Management, with the participation of our CEO and our CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15-15(e) of the Exchange Act, as of June 29, 2018, the end of the period covered by this Form 10-Q. Based on their evaluation, our CEO and CFO concluded that, as of June 29, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2018 that materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Date: August 1, 2018