Form 10-Q
period 2018-09-28
Engility Holdings, Inc.
filed 2018-10-31
CIK 1544229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2018

or

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

There were 36,968,909 shares of Engility Holdings, Inc. common stock with a par value of $0.01 per share outstanding as of the close of business on October 29, 2018.

ENGILITY HOLDINGS, INC.

i

fINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 28,	December 31,
	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$41,699	$41,890
Accounts receivables, net	75,905	108,100
Unbilled receivables	255,459	222,994
Other current assets	18,590	19,681
Total current assets	391,653	392,665
Property, plant and equipment, net	49,492	44,006
Goodwill	1,071,371	1,071,371
Identifiable intangible assets, net	337,047	361,410
Deferred tax assets	109,464	150,535
Other assets	5,786	6,021
Total assets	$1,964,813	$2,026,008
Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$25,260	$26,947
Accounts payable, trade	44,900	52,954
Accrued employment costs	99,304	77,545
Accrued expenses	79,766	74,856
Advance payments and billings in excess of costs incurred	26,261	30,380
Income tax liabilities	352	548
Other current liabilities	16,257	26,688
Total current liabilities	292,100	289,918
Long-term debt	871,857	938,687
Income tax liabilities	33,080	62,219
Other liabilities	59,987	59,079
Total liabilities	1,257,024	1,349,903
Commitments and contingencies (Note 10)
Equity:
Preferred stock, par value $0.01 per share, 25,000 shares authorized, none issued or outstanding as of September 28, 2018 or December 31, 2017	—	—
Common stock, par value $0.01 per share, 175,000 shares authorized, 36,969 and 36,822 shares issued and outstanding as of September 28, 2018 and December 31, 2017, respectively	370	368
Additional paid-in capital	1,252,006	1,244,940
Accumulated deficit	(552,151)	(576,019)
Accumulated other comprehensive loss	(1,693)	(3,805)
Total equity attributable to Engility	698,532	665,484
Non-controlling interest	9,257	10,621
Total equity	707,789	676,105
Total liabilities and equity	$1,964,813	$2,026,008

See Notes to Unaudited Consolidated Financial Statements

fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Revenue	$471,207	$487,144	$1,436,281	$1,467,030
Costs and expenses
Cost of revenue	400,474	417,581	1,225,662	1,255,603
Selling, general and administrative expenses	43,925	33,419	120,811	107,636
Total costs and expenses	444,399	451,000	1,346,473	1,363,239
Operating income	26,808	36,144	89,808	103,791
Interest expense, net	16,981	19,739	53,520	59,189
Other income, net	(191)	(62)	(441)	(121)
Income before provision for income taxes	10,018	16,467	36,729	44,723
Provision for income taxes	4,601	5,611	10,968	16,671
Net income	5,417	10,856	25,761	28,052
Less: Net income attributable to non-controlling interest	1,135	1,051	3,063	3,683
Net income attributable to Engility	$4,282	$9,805	$22,698	$24,369

Earnings per share attributable to Engility
Basic	$0.12	$0.27	$0.61	$0.66
Diluted	$0.11	$0.26	$0.60	$0.65

Weighted average number of shares outstanding
Basic	36,968	36,809	36,928	36,831
Diluted	37,782	37,348	37,737	37,354

See Notes to Unaudited Consolidated Financial Statements

fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net income	$5,417	$10,856	$25,761	$28,052
Other comprehensive income (loss), net of tax:
Pension liability adjustment, net of tax benefit of $23 and $38 for the three and nine months ended September 28, 2018, respectively, and $7 and $84 for for the three and nine months ended September 29, 2017, respectively	(64)	(11)	(108)	(103)
Unrealized gain (loss) on derivative instruments, net of tax expense of $220 and $1,076 for the three and nine months ended September 28, 2018, respectively, and net of tax benefit of $28 and $343 for the three and nine months ended September 29, 2017, respectively	625	(44)	3,056	(536)
Other comprehensive income (loss), net of tax	561	(55)	2,948	(639)
Comprehensive income	5,978	10,801	28,709	27,413
Less: Net income attributable to non-controlling interest	1,135	1,051	3,063	3,683
Comprehensive income attributable to Engility	$4,843	$9,750	$25,646	$23,730

See Notes to Unaudited Consolidated Financial Statements

fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 28, 2018	September 29, 2017
Operating activities:
Net income	$25,761	$28,052
Share-based compensation	9,111	6,052
Depreciation and amortization	32,460	33,172
Loss (gain) on sale of property, plant and equipment	69	(306)
Loss on extinguishment of debt	253	432
Amortization of bank debt fees	6,389	6,484
Deferred income taxes	39,810	17,096
Excess tax deduction on share-based compensation	106	(191)
Changes in operating assets and liabilities:
Receivables	5,213	(7,465)
Other assets	31	7,894
Accounts payable, trade	(9,310)	5,332
Accrued employment costs	21,759	(2,133)
Accrued expenses	4,023	5,093
Advance payments and billings in excess of costs incurred	(4,119)	(1,354)
Other liabilities	(36,811)	(19,403)
Net cash provided by operating activities	94,745	78,755
Investing activities:
Proceeds (payments) from sale of business, net of amount placed in escrow	(1,900)	22,349
Proceeds from sale of property, plant and equipment	—	2,902
Capital expenditures	(11,404)	(5,810)
Net cash provided by (used in) investing activities	(13,304)	19,441
Financing activities:
Repayment of long-term debt	(75,115)	(86,410)
Gross borrowings from revolving credit facility	167,000	270,000
Gross repayments of revolving credit facility	(167,000)	(270,000)
Debt issuance costs	(45)	—
Payment of employee withholding taxes on share-based compensation	(2,045)	(1,501)
Dividends paid	—	(407)
Distributions to non-controlling interest member	(4,427)	(6,136)
Net cash used in financing activities	(81,632)	(94,454)
Net change in cash and cash equivalents	(191)	3,742
Cash and cash equivalents, beginning of period	41,890	48,236
Cash and cash equivalents, end of period	$41,699	$51,978

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

On September 9, 2018, the Company entered into a definitive agreement (the Merger Agreement) whereby Science Applications International Corporation (SAIC) will acquire all of the outstanding shares of Engility in a stock-for-stock transaction with each share of Engility common stock exchanged for 0.450 shares of SAIC common stock (the Merger). The transaction is subject to the approval by shareholders of both companies and other customary closing conditions.  Transaction costs associated with the pending Merger for legal, financial and other professional advisors totaled $5 million in the three and nine months ended September 28, 2018 and were recorded to selling, general and administrative expenses.

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

Included in unbilled receivables are certain restructuring costs related to the performance of our U.S. government contracts which are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are expensed outside of our indirect rates and recognized as revenue for the portion we expect to be recoverable in our rates. At September 28, 2018 and December 31, 2017, these receivables were approximately $6 million and $9 million, respectively, and are allocated to contracts when they are paid or otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued expensing of these costs, the profitability of our remaining contracts could be adversely affected.

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

Income Taxes: As of September 28, 2018, management has determined it is more likely than not a portion of state deferred tax assets, charitable donations, and foreign tax credits will not be realized and has recorded a valuation allowance against them.  A change in the ability of our operations to continue to generate future taxable income could affect our ability to realize the future tax deductions underlying our deferred tax assets, and require us to provide a valuation allowance against our deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

Earnings per Share: Basic earnings per share (EPS) is computed by dividing net income (loss) attributable to Engility by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the weighted average effect of all potentially dilutive securities outstanding during the periods. Diluted EPS includes the incremental effect of the employee stock purchase plan, restricted stock units (RSUs), performance shares, performance retention awards and performance units calculated using the treasury stock method.  For the three months ended September 28, 2018 and September 29, 2017, no shares were excluded from diluted EPS due to their anti-dilutive effects.  For the nine months ended September 28, 2018 and September 29, 2017, 71 shares and 10,949 shares, respectively, were excluded from diluted EPS due to their anti-dilutive effects.

The calculation of basic and diluted EPS are presented in the table below (shares in thousands).

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net income attributable to Engility	$4,282	$9,805	$22,698	$24,369

Weighted average number of shares outstanding – Basic	36,968	36,809	36,928	36,831
Dilutive effect of share-based compensation outstanding after application of the treasury stock method	814	539	809	523
Weighted average number of shares outstanding – Diluted	37,782	37,348	37,737	37,354

Earnings per share attributable to Engility
Basic	$0.12	$0.27	$0.61	$0.66
Diluted	$0.11	$0.26	$0.60	$0.65

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

New Accounting Pronouncements Adopted

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The ASU adds various Securities and Exchange Commission (SEC) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the 2017 Tax Cuts and Jobs Act (the Tax Act) in the period of enactment. SAB 118 allows disclosure indicating that timely determination of some or all of the income tax effects from the Tax Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Tax Act under the guidance of SAB 118, on a provisional basis. During the nine months ended September 28, 2018, we did not recognize any changes to the provisional amounts recorded in our 2017 Form 10-K.

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

The following tables show the effect adopting ASC 606 had on our unaudited consolidated financial statements using the modified retrospective method.

Unaudited Consolidated Balance Sheets

	Balances	Impact from	Impact from
	as of	Adoption of	ASC 606
	September 28, 2018	ASC 606	for the Nine
	Under	as of	Months Ended	As Reported
	ASC 605	January, 1 2018	September 28, 2018	September 28, 2018
Assets:
Current assets:
Accounts receivables, net	$75,905	$—	$—	$75,905
Unbilled receivables	230,556	5,483	19,420	255,459
Other current assets	42,144	(5,031)	(18,523)	18,590
Deferred tax assets	109,816	(118)	(234)	109,464
Liabilities:
Current liabilities:
Advance payments and billings in excess of costs incurred	26,261	—	—	26,261
Equity:
Accumulated deficit	(553,148)	334	663	(552,151)

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

Unaudited Consolidated Statements of Operations

For the Three Months Ended September 28, 2018

	Balances	Impact from
	as of	ASC 606
	September 28, 2018	for the Three
	Under	Months Ended	As Reported
	ASC 605	September 28, 2018	September 28, 2018
Revenue	$467,868	$3,339	$471,207
Cost of revenue	397,587	2,887	400,474
Operating income	26,356	452	26,808
Provision for income taxes	4,483	118	4,601
Net income attributable to Engility	3,948	334	4,282

For the Nine Months Ended September 28, 2018

	Balances	Impact from
	as of	ASC 606
	September 28, 2018	for the Nine
	Under	Months Ended	As Reported
	ASC 605	September 28, 2018	September 28, 2018
Revenue	$1,416,861	$19,420	$1,436,281
Cost of revenue	1,207,139	18,523	1,225,662
Operating income	88,911	897	89,808
Provision for income taxes	10,734	234	10,968
Net income attributable to Engility	22,035	663	22,698

New Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU clarifies the accounting treatment for implementation costs for cloud computing arrangements (hosting arrangements) that are service contracts. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. We are currently assessing the effect that this ASU will have on our financial position, results of operations, and disclosures.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU adds, modifies and clarifies several disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. We are currently assessing the effect that this ASU will have on our financial position, results of operations, and disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU adds, modifies and removes several disclosure requirements relative to the three levels of inputs used to measure fair value in accordance with Topic 820, Fair Value Measurement. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. We are currently assessing the effect that this ASU will have on our financial position, results of operations, and disclosures.

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. This ASU makes amendments to multiple codification Topics. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this ASU do not require transition guidance and will be effective upon issuance of this ASU. However, many of the amendments in this ASU do have transition guidance with effective dates for annual periods beginning after December 15, 2018. We are currently assessing the effect that this ASU will have on our financial position, results of operations, and disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic326): Measurement of Credit Losses on Financial Instruments. This ASU requires instruments measured at amortized cost to be presented at the net amount expected to be collected. Entities are also required to record allowances for available-for-sale debt securities rather than reduce the carrying amount. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  While the adoption of this new standard may require modifications to our process for determining and recognizing allowances for losses, primarily with respect to our accounts receivables and unbilled receivables, we do not expect the adoption will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which revises the accounting related to lessee accounting. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements and ASU 2018-10, Codification Improvements to Topic 842, Leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The company has a cross-functional team in place to evaluate and implement the new guidance. The team continues to review existing lease arrangements and has engaged a third party to assist with the collection of lease data. In July 2018, the FASB provided an optional transition method of adoption, permitting entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption as opposed to the beginning of the earliest period presented in the financial statements. The company will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. The impact of applying other practical expedients and accounting policy elections has been evaluated and the company is in the process of documenting the related considerations and decisions. The company continues to enhance accounting systems and update business processes and controls related to leases. Collectively, these activities are expected to facilitate the company's ability to meet the new accounting and disclosure requirements upon adoption in the first quarter of 2019. The company is evaluating the impact on its financial statements and anticipates that the adoption of the new standard will result in a material increase in lease related assets and liabilities in the Consolidated Balance Sheets.

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

3.	Revenue from Contracts with Customers

We account for revenue in accordance with ASC 606, which we adopted on January 1, 2018, using the modified retrospective method.  Results for reporting periods beginning after January 1, 2018 are accounted for and presented under ASC 606, while prior periods were accounted for and continue to be reported in accordance with ASC 605.  We recognized the cumulative effect of adopting ASC 606 as a decrease to the opening balance of accumulated deficit as of January 1, 2018 of $0.3 million.  The cumulative impact of adoption was primarily driven by recognizing revenue for unfunded performance obligations, which is further explained in Note 2.  The impact to revenue for the three and nine months ended September 28, 2018 was an increase of $3 million and $19 million, respectively, primarily as a result of changing the revenue recognition for the sale of certain products from a point in time measurement to a measurement over a period of time, which is further explained in Note 2.

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

For the three months ended September 28, 2018, the recognized amounts related to changes in estimates at completion represented a net increase to revenue and operating income of $2 million, of which $1 million was directly related to favorable performance on contract award fees.  For the nine months ended September 28, 2018, the net impact of adjustments to contract estimates increased our revenue and operating income by $6 million, of which $2 million was directly related to favorable performance on contract award fees.  Amounts related to changes in estimates at completion for the three months ended September 29, 2017 represented a net increase to revenue and operating income of $4 million, of which $1 million was directly related to favorable performance on contract award fees. Amounts related to changes in estimates at completion for the nine months ended September 29, 2017 represented a net increase to revenue and operating income of $9 million, of which $2 million was directly related to favorable performance on contract award fees.  No adjustment on any one contract was material to our unaudited consolidated financial statements for the three and nine months ended September 28, 2018 or September 29, 2017.

The following table discloses the aggregate amount of the transaction price allocated to our remaining performance obligations as of September 28, 2018 and when we expect to recognize the amounts as revenue.

Expected Recognition of Revenue
For the Remaining
Total Remaining	Three Months
Performance	Ending	For the Year Ending
Obligation	December 31, 2018	December 31, 2019	December 31, 2020	Thereafter
$1,078,401	$411,223	$560,786	$71,343	$35,049

Our performance obligations are satisfied over time or at a point in time.  Revenue from contracts that transferred control to customers over time accounted for substantially all of our revenue from contracts with customers for the three and nine months ended September 28, 2018.

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

Changes in the balances of contract assets and contract liabilities are primarily due to the timing difference between our performance and our customer’s payment.  The opening balances for contract assets and liabilities at January 1, 2018 were $228 million and $30 million, respectively. For the three and nine months ended September 28, 2018, the amount of revenue that was included in advance payments and billings in excess of costs incurred balances at January 1, 2018 was $3 million and $14 million, respectively.

For the three and nine months ended September 28, 2018 and September 29, 2017, impairment losses on our billed receivables and unbilled receivables were immaterial.

The following tables disclose our revenue disaggregated by several categories.

Revenue by Contract Type

	Three Months Ended
	September 28, 2018		September 29, 2017
Cost plus	$295,509	62.7%	$314,880	64.6%
Time and material	93,320	19.8%	91,563	18.8%
Fixed price	82,378	17.5%	80,701	16.6%
Total	$471,207	100.0%	$487,144	100.0%

	Nine Months Ended
	September 28, 2018		September 29, 2017
Cost plus	$921,423	64.2%	$924,524	63.0%
Time and material	263,089	18.3%	284,186	19.4%
Fixed price	251,769	17.5%	258,320	17.6%
Total	$1,436,281	100.0%	$1,467,030	100.0%

Revenue by Customer Market

	Three Months Ended
	September 28, 2018		September 29, 2017
DoD	$176,131	37.4%	$193,433	39.7%
Federal Civilian	114,232	24.2%	111,905	23.0%
Intelligence	180,844	38.4%	181,806	37.3%
Total	$471,207	100.0%	$487,144	100.0%

	Nine Months Ended
	September 28, 2018		September 29, 2017
DoD	$557,168	38.8%	$590,571	40.3%
Federal Civilian	334,972	23.3%	342,192	23.3%
Intelligence	544,141	37.9%	534,267	36.4%
Total	$1,436,281	100.0%	$1,467,030	100.0%

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

Revenue by Prime and Subcontractor

	Three Months Ended
	September 28, 2018		September 29, 2017
Prime	$388,782	82.5%	$407,110	83.6%
Sub	82,425	17.5%	80,034	16.4%
Total	$471,207	100.0%	$487,144	100.0%

	Nine Months Ended
	September 28, 2018		September 29, 2017
Prime	$1,182,758	82.3%	$1,211,225	82.6%
Sub	253,523	17.7%	255,805	17.4%
Total	$1,436,281	100.0%	$1,467,030	100.0%

4.	Accounts Receivables

Our receivables principally relate to contracts with the U.S. government and prime contractors or subcontractors of the U.S. government. The components of account receivables are presented in the table below.

	September 28,	December 31,
	2018	2017
Account receivables	$86,332	$119,506
Allowance for doubtful accounts	(10,427)	(11,406)
Account receivables, net	$75,905	$108,100

5.	Identifiable Intangible Assets

Information on our identifiable intangible assets that are subject to amortization is presented in the table below.

		September 28, 2018			December 31, 2017
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)
Customer contractual relationships	17	$545,229	$213,510	$331,719	$545,229	$189,497	$355,732
Technology	15	7,000	1,672	5,328	7,000	1,322	5,678
Total		$552,229	$215,182	$337,047	$552,229	$190,819	$361,410

Our amortization expense recorded for our identifiable intangible assets is presented in the table below.

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Amortization expense	$8,120	$8,121	$24,363	$24,363

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

6.	Share-Based Compensation

Simultaneously with the execution of the Merger Agreement, Engility’s board of directors approved an amendment to the performance unit awards granted to employees in fiscal years 2017 and 2018. The amendment provides that the number of performance units eligible to vest following a change in control transaction in which a successor assumes the awards shall be determined based on Engility’s actual performance for the performance period assuming the performance period ended on the date immediately preceding the change in control (or December 31, 2018 if the compensation committee of our board of directors (the Compensation Committee) deems appropriate), provided that at least twelve (12) months has elapsed prior to the effective date of the change in control. Engility’s board of directors also approved the conditional acceleration and settlement of certain performance units and time-based restricted stock units granted to the Company’s executive officers and certain other senior employees in 2016, 2017 and 2018.  Therefore, if the Merger Agreement is not terminated on or prior to December 21, 2018, certain performance units and restricted stock units will immediately vest and settle on that date.  As each of the modifications above is conditioned upon events outside of the Company’s control, unrecognized compensation expense associated with these performance units and restricted stock units will be recognized when management concludes that the conditions for the modification are probable of being met.

For the Nine Months Ended September 28, 2018

Performance Units: During the nine months ended September 28, 2018, we granted a total of 201,571 performance units at target level of 100% (with the potential for the delivery of up to 604,713 shares of our common stock at the maximum performance level) to certain of our employees with a grant date fair value of $24.60 per unit.  Performance units cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2018. The number of shares of our common stock that are ultimately vested are based on continued employment and delivered in respect of these performance units will range from 0% to 300% of the target grant amount.  The vesting of performance units depends on the Company's performance, as approved by the Compensation Committee based on two metrics: book-to-bill ratio and adjusted operating cash flow, each as measured over a three-year performance period, and subject to adjustments based on the Company’s compounded annual growth rate for revenue over the same period.  The performance units may be settled in cash or stock at the sole discretion of the Compensation Committee.

Restricted Stock Units: During the nine months ended September 28, 2018, we granted a total of 242,883 RSUs to certain employees with a grant date fair value of $24.81 per unit, of which 1,098 RSUs cliff vest on the first anniversary of the grant date, 11,700 RSUs cliff vest on the second anniversary of the grant date and 230,085 RSUs vest ratably over a term of three years from the grant date. During the nine months ended September 28, 2018, we granted 31,768 RSUs to our independent directors with a grant date fair value of $30.22 per unit, which cliff vest on the first anniversary of the grant date. The number of shares of our common stock that are ultimately vested are based on continued employment or service as a director, as applicable. The RSUs may be settled in cash or stock at the sole discretion of the Compensation Committee.

For the Nine Months Ended September 29, 2017

Performance Units: During the nine months ended September 29, 2017, we granted 189,351 performance units at a target level of 100% (with the potential for the delivery of up to 568,053 shares at the maximum performance level) to certain employees with a grant date fair value of $30.54 per unit.  Performance units cliff vest after three years based on our performance at the end of a three-year period beginning January 1, 2017. The number of shares of our common stock that are ultimately vested and delivered in respect of these performance units will range from 0% to 300% of the target grant amount.  The vesting of performance units depends on the Company's performance, as approved by the Compensation Committee, based on two metrics: book-to-bill ratio and adjusted operating cash flow, each as measured over a three-year performance period, and subject to adjustments based on the Company’s compounded annual growth rate for revenue over the same period. For performance units granted prior to 2017, the vesting depends on the Company's performance, as approved by the Compensation Committee, based on two metrics: revenue and adjusted operating cash flow, each as measured over a three-year performance period, and subject to adjustments based on the Company’s compounded annual growth rate for revenue over the same period.  The performance units may be settled in cash or stock at the sole discretion of the Compensation Committee.

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

Restricted Stock Units: During the nine months ended September 29, 2017, we granted 220,194 RSUs to certain employees with a grant date fair value of $30.44 per unit, of which 775 RSUs cliff vest on the first anniversary of the grant date, 12,137 RSUs cliff vest on the second anniversary of the grant date and 207,282 RSUs vest ratably over the term of three years from the grant date. During the nine months ended September 29, 2017, we granted 29,431 RSUs to our independent directors with a grant date fair value of $28.25 per unit, which cliff vest on the first anniversary of the grant date. The RSUs may be settled in cash or stock at the sole discretion of the Compensation Committee.

7.	Defined Benefit Plans

The components of net periodic benefit costs for the Company’s defined benefit plans are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Service cost	$200	$206	$618	$617
Interest cost on projected benefit obligation	706	748	2,115	2,245
Expected return on plan assets	(970)	(954)	(2,918)	(2,862)
Net loss amortization	66	95	216	284
Net periodic benefit expense	$2	$95	$31	$284

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

The parties entered into the Third Amendment in order to reduce the interest rate margins applicable to (i) the Borrower’s senior secured Term B1 loan facility in the original principal amount of $185 million (Existing Term B1 Loans) from 1.75% to 1.25%, in the case of alternate base rate loans, and from 2.75% to 2.25%, in the case of Eurocurrency loans, (ii) the Borrower’s senior secured Term B2 loan facility in the original principal amount of $579 million (Existing Term B2 Loans) from 2.25% to 1.75%, in the case of alternate base rate loans, and from 3.25% to 2.75%, in the case of Eurocurrency loans and (iii) to reallocate $75 million of Existing Term B1 Loans to Term B2 loans.  Additionally, on March 22, 2018, the Borrower utilized its incremental facility to procure an additional $25 million of commitments under its senior secured revolving loan facility (the Loan Facility).

The 2016 Credit Facility, as amended, requires the Borrower to maintain compliance with a maximum ratio of consolidated first lien secured debt to consolidated EBITDA (the consolidated first lien net leverage ratio) of 5.625 to 1.00, with incremental step downs over time.  The consolidated first lien net leverage ratio, which we believe is our most restrictive covenant, is the ratio of (a) (i) funded debt secured by liens as of such date minus (ii) the unrestricted cash as of such date to (b) consolidated bank EBITDA for the period of the four fiscal quarters most recently ended. As of September 28, 2018, we were in compliance with all covenants under the 2016 Credit Facility, and our consolidated first lien net leverage ratio was 3.05 to 1.00.

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

As of September 28, 2018 and December 31, 2017 the composition of our debt was as follows:

	September 28,	December 31,
	2018	2017
Term Loans	$638,000	$713,000
8.875% Senior Notes due 2024 (the Notes)	300,000	300,000
Other	200	314
Total debt	938,200	1,013,314
Less: current portion of long-term debt	(25,260)	(26,947)
Less: unamortized original issue discount costs and financing fees	(41,083)	(47,680)
Long-term debt	$871,857	$938,687

Our availability under the revolving portion of the 2016 Credit Facility was $188 million as of September 28, 2018, with $2 million outstanding under letters of credit.

During the nine months ended September 28, 2018, we repaid a total of $75 million of debt under the 2016 Credit Facility, including the prepayment of $56 million of debt.

In conjunction with the Third Amendment, we incurred approximately $2 million in fees related to the repricing of term loan debt.  These amounts are reflected in interest expense, net in the consolidated statement of operations for the nine months ended September 28, 2018.

Our weighted average outstanding loan balance for the three months ended September 28, 2018 was $966 million which accrued interest at a weighted average borrowing rate of approximately 6.05%.  Our weighted average outstanding loan balance for the nine months ended September 28, 2018 was $988 million, which accrued interest at a weighted average borrowing rate of approximately 6.05%.

Our weighted average outstanding loan balance for the three months ended September 29, 2017 was $1,060 million which accrued interest at a weighted average borrowing rate of approximately 5.85%. Our weighted average outstanding loan balance for the nine months ended September 29, 2017 was $1,088 million, which accrued interest at a weighted average borrowing rate of approximately 5.97%.

The carrying value of the term loans, excluding original issue discount, and Notes approximated their fair value at September 28, 2018. The fair value of the term loans and Notes are based on quotes from a nationally recognized fixed income trading platform and is considered to be a Level 2 input, measured under U.S. GAAP hierarchy.

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

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

During the second quarter of 2018, the Company entered into an interest rate swap agreement for contracts with an initial notional amount of $167 million.  These contracts become effective April 30, 2019 and expire on July 29, 2022.  The other terms of these instruments are as follows:

Contract received:	Floating interest rate	LIBOR (subject to minimum of 1.00%)
Contract paid:	Fixed interest rates	2.953% - 2.957%

The following table presents our assets and liabilities that are measured at fair value on a recurring basis:

			September 28,	December 31,
	Balance Sheet Classification	Fair Value Hierarchy	2018	2017
Interest rate swap assets	Other current assets	Level 2	$1,478	$—
Interest rate swap assets	Other assets	Level 2	$3,387	$1,129
Interest rate swap liabilities	Other current liabilities	Level 2	$(81)	$(477)

The Company’s interest rate swap assets and liabilities were measured at fair value on a recurring basis and were aggregated by the level in the fair value hierarchy within which those measurements fall.  The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. If the Company had breached any of these provisions at September 28, 2018, it could have been required to settle its obligations under the agreements at their termination value. As of September 28, 2018, the Company had not posted any collateral related to these agreements.

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

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

In accordance with the accounting standard for contingencies, we record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. Generally, the loss is recorded for the amount we expect to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are recorded in other current liabilities in our consolidated balance sheets. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At December 31, 2017 and September 28, 2018, we did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. We believe we have recorded adequate provisions for our litigation matters. We review these provisions quarterly and adjust these provisions to reflect the effect of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter.

11.	Income Taxes

The effective tax rate for the three months ended September 28, 2018 was 45.9% as compared to 34.1% for the three months ended September 29, 2017. The increase in the tax rate was due to the impacts from nondeductible costs related to the pending Merger, partially offset by the tax rate reduction associated with the enactment of the Tax Act which reduced the federal tax rate from 35% in 2017 to 21% in 2018 and the reversal of a foreign income tax reserve.

The effective tax rate for the nine months ended September 28, 2018 was 29.9% as compared to 37.3% for the nine months ended September 29, 2017. The decrease in the effective tax rate was due to the tax rate reduction associated with the Tax Act which reduced the federal tax rate from 35% in 2017 to 21% in 2018 and the reversal of a foreign income tax reserve, partially offset by the impacts from nondeductible costs related to the pending Merger.

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

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 28, 2018

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$—	$29,343	$37	$12,319	$—	$41,699
Accounts receivables, net	—	65,807	2,324	7,774	—	75,905
Unbilled receivables	—	239,721	4,338	11,400	—	255,459
Intercompany receivables	—	—	8,693	12,496	(21,189)	—
Other current assets	—	16,962	—	1,628	—	18,590
Total current assets	—	351,833	15,392	45,617	(21,189)	391,653
Property, plant and equipment, net	—	49,445	—	47	—	49,492
Goodwill	—	1,071,371	—	—	—	1,071,371
Identifiable intangible assets, net	—	337,047	—	—	—	337,047
Deferred tax assets	—	109,464	—	—	—	109,464
Investment in subsidiaries	707,789	47,578	33,858	—	(789,225)	—
Other assets	—	5,741	45	—	—	5,786
Total assets	$707,789	$1,972,479	$49,295	$45,664	$(810,414)	$1,964,813
Liabilities and Equity:
Current liabilities:
Current portion of long-term debt	$—	$25,260	$—	$—	$—	$25,260
Accounts payable, trade	—	44,848	—	52	—	44,900
Intercompany payable	—	21,189	—	—	(21,189)	—
Accrued employment costs	—	87,393	1,717	10,194	—	99,304
Accrued expenses	—	79,511	—	255	—	79,766
Advance payments and billings in excess of costs incurred	—	26,261	—	—	—	26,261
Income tax liabilities	—	180	—	172		352
Other current liabilities	—	15,124	—	1,133		16,257
Total current liabilities	—	299,766	1,717	11,806	(21,189)	292,100
Long-term debt	—	871,857	—	—	—	871,857
Income tax liabilities	—	33,080	—	—	—	33,080
Other liabilities	—	59,987	—	—	—	59,987
Total liabilities	—	1,264,690	1,717	11,806	(21,189)	1,257,024
Shareholders' equity	707,789	707,789	47,578	33,858	(789,225)	707,789
Total liabilities and equity	$707,789	$1,972,479	$49,295	$45,664	$(810,414)	$1,964,813

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

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2018

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Revenue	$—	$432,824	$2,650	$35,733	$—	$471,207
Costs and expenses
Cost of revenue	—	358,546	9,548	32,380	—	400,474
Selling, general and administrative expenses	—	42,171	779	975	—	43,925
Total costs and expenses	—	400,717	10,327	33,355	—	444,399
Operating income (loss)	—	32,107	(7,677)	2,378	—	26,808
Interest expense, net	—	16,981	—	—	—	16,981
Other expenses (income), net	—	(228)	—	37	—	(191)
Income (loss) in equity investments in subsidiaries	4,282	(6,471)	1,206	—	983	—
Income (loss) before income taxes	4,282	8,883	(6,471)	2,341	983	10,018
Provision for income taxes	—	4,601	—	—	—	4,601
Net income (loss)	4,282	4,282	(6,471)	2,341	983	5,417
Less: Net income attributable to non-controlling interest	—	—	—	1,135	—	1,135
Net income (loss) attributable to Engility	$4,282	$4,282	$(6,471)	$1,206	$983	$4,282

Net income (loss)	$4,282	$4,282	$(6,471)	$2,341	$983	$5,417
Other comprehensive income	—	561	—	—	—	561
Comprehensive income (loss)	4,282	4,843	(6,471)	2,341	983	5,978
Less: Net income attributable to non-controlling interest	—	—	—	1,135	—	1,135
Comprehensive income (loss) attributable to Engility	$4,282	$4,843	$(6,471)	$1,206	$983	$4,843

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2017

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Revenue	$—	$444,689	$7,771	$34,684	$—	$487,144
Costs and expenses
Cost of revenue	—	372,333	13,530	31,718	—	417,581
Selling, general and administrative expenses	—	31,502	774	1,143	—	33,419
Total costs and expenses	—	403,835	14,304	32,861	—	451,000
Operating income (loss)	—	40,854	(6,533)	1,823	—	36,144
Interest expense, net	—	19,739	—	—	—	19,739
Other expenses (income), net	—	(118)	(1)	57	—	(62)
Income (loss) in equity investments in subsidiaries	9,805	(5,817)	715	—	(4,703)	—
Income (loss) before income taxes	9,805	15,416	(5,817)	1,766	(4,703)	16,467
Provision for income taxes	—	5,611	—	—	—	5,611
Net income (loss)	9,805	9,805	(5,817)	1,766	(4,703)	10,856
Less: Net income attributable to non-controlling interest	—	—	—	1,051	—	1,051
Net income (loss) attributable to Engility	$9,805	$9,805	$(5,817)	$715	$(4,703)	$9,805

Net income (loss)	$9,805	$9,805	$(5,817)	$1,766	$(4,703)	$10,856
Other comprehensive loss	—	(55)	—	—	—	(55)
Comprehensive income (loss)	9,805	9,750	(5,817)	1,766	(4,703)	10,801
Less: Net income attributable to non-controlling interest	—	—	—	1,051	—	1,051
Comprehensive income (loss) attributable to Engility	$9,805	$9,750	$(5,817)	$715	$(4,703)	$9,750

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2018

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Revenue	$—	$1,312,973	$14,093	$109,215	$—	$1,436,281
Costs and expenses
Cost of revenue	—	1,091,600	34,867	99,195	—	1,225,662
Selling, general and administrative expenses	—	114,762	2,617	3,432	—	120,811
Total costs and expenses	—	1,206,362	37,484	102,627	—	1,346,473
Operating income (loss)	—	106,611	(23,391)	6,588	—	89,808
Interest expense, net	—	53,520	—	—	—	53,520
Other expenses (income), net	—	(620)	—	179	—	(441)
Income (loss) in equity investments in subsidiaries	22,698	(20,045)	3,346	—	(5,999)	—
Income (loss) before income taxes	22,698	33,666	(20,045)	6,409	(5,999)	36,729
Provision for income taxes	—	10,968	—	—	—	10,968
Net income (loss)	22,698	22,698	(20,045)	6,409	(5,999)	25,761
Less: Net income attributable to non-controlling interest	—	—	—	3,063	—	3,063
Net income (loss) attributable to Engility	$22,698	$22,698	$(20,045)	$3,346	$(5,999)	$22,698

Net income (loss)	$22,698	$22,698	$(20,045)	$6,409	$(5,999)	$25,761
Other comprehensive income	—	2,948	—	—	—	2,948
Comprehensive income (loss)	22,698	25,646	(20,045)	6,409	(5,999)	28,709
Less: Net income attributable to non-controlling interest	—	—	—	3,063	—	3,063
Comprehensive income (loss) attributable to Engility	$22,698	$25,646	$(20,045)	$3,346	$(5,999)	$25,646

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2017

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Revenue	$—	$1,335,395	$24,165	$107,470	$—	$1,467,030
Costs and expenses
Cost of revenue	—	1,117,184	41,527	96,892	—	1,255,603
Selling, general and administrative expenses	—	102,064	2,465	3,107	—	107,636
Total costs and expenses	—	1,219,248	43,992	99,999	—	1,363,239
Operating income (loss)	—	116,147	(19,827)	7,471	—	103,791
Interest expense, net	—	59,189	—	—	—	59,189
Other expenses (income), net	—	(352)	(3)	234	—	(121)
Income (loss) in equity investments in subsidiaries	24,369	(16,270)	3,554	—	(11,653)	—
Income (loss) before income taxes	24,369	41,040	(16,270)	7,237	(11,653)	44,723
Provision for income taxes	—	16,671	—	—	—	16,671
Net income (loss)	24,369	24,369	(16,270)	7,237	(11,653)	28,052
Less: Net income attributable to non-controlling interest	—	—	—	3,683	—	3,683
Net income (loss) attributable to Engility	$24,369	$24,369	$(16,270)	$3,554	$(11,653)	$24,369

Net income (loss)	$24,369	$24,369	$(16,270)	$7,237	$(11,653)	$28,052
Other comprehensive loss	—	(639)	—	—	—	(639)
Comprehensive income (loss)	24,369	23,730	(16,270)	7,237	(11,653)	27,413
Less: Net income attributable to non-controlling interest	—	—	—	3,683	—	3,683
Comprehensive income (loss) attributable to Engility	$24,369	$23,730	$(16,270)	$3,554	$(11,653)	$23,730

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2018

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$—	$102,504	$(19,375)	$11,616	$—	$94,745
Investing activities:
Payments from sale of business	—	(1,900)	—	—	—	(1,900)
Capital expenditures	—	(11,404)	—	—	—	(11,404)
Net cash used in investing activities	—	(13,304)	—	—	—	(13,304)
Financing activities:
Repayment of long-term debt	—	(75,115)	—	—	—	(75,115)
Gross borrowings from revolving credit facility	—	167,000	—	—	—	167,000
Repayments of revolving credit facility	—	(167,000)	—	—	—	(167,000)
Debt issuance costs	—	(45)	—	—	—	(45)
Payment of employee withholding taxes on share-based compensation	(2,045)	—	—	—	—	(2,045)
Distributions to non-controlling interest member	—	—	—	(4,427)	—	(4,427)
Due (to) from subsidiaries	2,045	(16,663)	19,376	(4,758)	—	—
Net cash provided by (used in) financing activities	—	(91,823)	19,376	(9,185)	—	(81,632)
Net change in cash and cash equivalents	—	(2,623)	1	2,431	—	(191)
Cash and cash equivalents, beginning of period	—	31,966	36	9,888	—	41,890
Cash and cash equivalents, end of period	$—	$29,343	$37	$12,319	$—	$41,699

Notes to fINANCIAL STATEMENTS

ENGILITY HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts or where otherwise stated)

UNAUDITED SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2017

	Engility Holdings, Inc.	Engility Corporation	Subsidiary Guarantors	Subsidiary Non- guarantors	Consolidating Adjustments	Consolidated
Operating activities:
Net cash provided by operating activities	$—	$72,527	$(4,099)	$10,327	$—	$78,755
Investing activities:
Proceeds from sale of business, net of amount placed in escrow	—	22,349	—	—	—	22,349
Proceeds from sale of property, plant and equipment	—	2,902	—	—	—	2,902
Capital expenditures	—	(5,810)	—	—	—	(5,810)
Net cash provided by investing activities	—	19,441	—	—	—	19,441
Financing activities:
Repayment of long-term debt	—	(86,410)	—	—	—	(86,410)
Gross borrowings from revolving credit facility	—	270,000	—	—	—	270,000
Repayments of revolving credit facility	—	(270,000)	—	—	—	(270,000)
Payment of employee withholding taxes on share-based compensation	(1,501)	—	—	—	—	(1,501)
Dividends paid	(407)	—	—	—	—	(407)
Distributions to non-controlling interest member	—	—	—	(6,136)	—	(6,136)
Due (to) from subsidiaries	1,908	(222)	3,840	(5,526)	—	—
Net cash provided by (used in) financing activities	—	(86,632)	3,840	(11,662)	—	(94,454)
Net change in cash and cash equivalents	—	5,336	(259)	(1,335)	—	3,742
Cash and cash equivalents, beginning of period	—	31,124	385	16,727	—	48,236
Cash and cash equivalents, end of period	$—	$36,460	$126	$15,392	$—	$51,978

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

Executive Summary

On September 9, 2018, the Company entered into a definitive agreement (the Merger Agreement) whereby Science Applications International Corporation (SAIC) will acquire all of the outstanding shares of Engility in a stock-for-stock transaction with each share of Engility common stock exchanged for 0.450 shares of SAIC common stock. The transaction is subject to the approval by shareholders of both companies and other customary closing conditions. For a summary of the terms of the Merger Agreement refer to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2018.

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

Our revenue is generated over a diverse mix of activities and services with no single program accounting for more than 8% of our revenue for the three and nine months ended September 28, 2018.  Revenue for the third quarter of 2018 was $471 million, a decrease of $16 million compared to the third quarter of 2017. Revenue decreased primarily as a result of contracts that came to the end of their period of performance, including the impact of re-compete contracts awarded to small businesses, and new business and re-compete wins that were not sufficient to replace the revenue on completed contracts, offset in part by a $3 million increase due to the adoption of ASC 606. The overall decline in revenue resulted from a $17 million decrease in DoD-related revenue and a $1 million decrease in intelligence-related contract revenue, partially offset by a $2 million increase in federal civilian-related revenue.

Selling, general and administrative expenses for the third quarter of 2018 and 2017 were $44 million and $33 million, respectively. Selling, general and administrative expenses as a percentage of revenue was 9.3% for the third quarter of 2018 compared to 6.9% for the third quarter of 2017. For the third quarter of 2018, selling, general and administrative expense included $5 million in costs related to the pending Merger as well as higher compensation-related costs and business development costs. The increase in selling, general and administrative expenses as a percentage of revenue primarily resulted from the decrease in revenue coupled with higher merger, compensation and business development costs in the third quarter of 2018 compared to 2017.

Our operating income for the third quarter of 2018 and 2017 was $27 million and $36 million, respectively. The decrease in operating income was primarily due to the increase in selling, general and administrative expenses in the third quarter of 2018 as compared to the third quarter of 2017, partially offset by favorable contract close-out and reserve activity for the three months ended September 28, 2018 as compared to the three months ended September 29, 2017.

MD&A

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

In addition to a competitive market, our profit margins continue to experience pressure as a result of the additional investments we are making into our business, as well as contracts that move from either fixed-price and time-and-material type contracts to cost-type contracts. Cost-type contracts generally have lower operating margins than fixed-price and time-and-material type contracts, since less risk is assumed by the contractor.

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

At September 28, 2018, our backlog was $1,078 million, of which $572 million was funded backlog.  At December 31, 2017, our backlog was $1,306 million, of which $538 million was funded backlog.  We expect that approximately 38% of our backlog at September 28, 2018 will be recognized as revenue prior to December 31, 2018.

MD&A

The following table reconciles our backlog to our total estimated contract value:

	September 28,	December 31,
	2018	2017
	(in millions)
Backlog	$1,078.4	$1,306.3
Potential contract value	2,951.5	2,120.4
Total estimated contract value (1) (2)	$4,029.9	$3,426.7

(1)

Included in total estimated contract value is approximately $400 million of contract value that is currently under bid protest.  The Company is optimistic that the protest will be resolved in its favor.

(2)	Total estimated contract value as of December 31, 2017 is equivalent to total backlog as disclosed in our 2017 Form 10-K.

Net Bookings and Book-to-Bill Ratio

For the three and nine months ended September 28, 2018, net bookings were $1,112 million and $2,040 million, respectively, representing a total net book-to-bill ratio of 2.4x and 1.4x, respectively. Included in net bookings is approximately $400 million that is currently under bid protest. Net bookings represent the estimated amount of revenue to be earned in the future from estimated contract value that was awarded during the period. Our total net book-to-bill ratio is calculated as net bookings divided by revenue.

Days Sales Outstanding

Days sales outstanding (DSO) was 58 days at both September 28, 2018 and December 31, 2017.  DSO is calculated as net receivables less advance payments and billings in excess of costs incurred, divided by daily revenue (total revenue for the quarter divided by 90 days).

Results of Operations — Three Months Ended September 28, 2018 Compared to Three Months Ended September 29, 2017

The following tables provide our selected financial data for the three months ended September 28, 2018 and September 29, 2017.

	Three Months Ended
	September 28, 2018		September 29, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Revenue	$471.2	100.0%	$487.1	100.0%	$(15.9)	(3.3)%

Revenue: For the three months ended September 28, 2018, revenue was $471 million compared to revenue for the three months ended September 29, 2017 of $487 million, a decline of $16 million, or 3.3%. Revenue decreased primarily as a result of contracts that came to the end of their period of performance, including the impact of re-compete contracts awarded to small businesses, and new business and re-compete wins that were not sufficient to replace the revenue on completed contracts, offset in part by a $3 million increase due to the adoption of ASC 606. The overall decline in revenue resulted from a $17 million decrease in DoD-related revenue and a $1 million decrease in intelligence-related contract revenue, partially offset by a $2 million increase in federal civilian-related revenue.

MD&A

	Three Months Ended
	September 28, 2018		September 29, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Cost of revenue	$400.5	85.0%	$417.6	85.7%	$(17.1)	(4.1)%

Cost of revenue: Total cost of revenue was $400 million for the three months ended September 28, 2018, a decrease of 4.1%, compared to $418 million for the three months ended September 29, 2017. The decrease in cost of revenue was driven by a decline in revenue of $16 million, or 3.3%, for the three months ended September 28, 2018 compared to the three months ended September 29, 2017. Cost of revenue as a percentage of total revenue was 85.0% for the three months ended September 28, 2018 compared to 85.7%, reflecting higher contract profit resulting from favorable contract close-out activity and higher margin product related volume in the three months ended September 28, 2018.

	Three Months Ended
	September 28, 2018		September 29, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Selling, general and administrative expenses	$43.9	9.3%	$33.4	6.9%	$10.5	31.4%

Selling, general and administrative expenses: For the three months ended September 28, 2018, selling, general and administrative expenses were $44 million compared to $33 million for the three months ended September 29, 2017. Selling, general and administrative expenses as a percentage of revenue was 9.3% for the three months ended September 28, 2018, compared to 6.9% for the three months ended September 29, 2017. For the three months ended September 28, 2018, selling, general and administrative expense included $5 million in costs related to the pending Merger as well as higher compensation-related costs and business development costs.  The increase in selling, general and administrative expenses as a percentage of revenue primarily resulted from the decrease in revenue coupled with the higher merger, compensation and business development costs noted above in the third quarter of 2018 compared to the same period in 2017.

	Three Months Ended
	September 28, 2018		September 29, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Operating income	$26.8	5.7%	$36.1	7.4%	$(9.3)	(25.8)%

Operating income and operating margin: Operating income for the three months ended September 28, 2018 and September 29, 2017 was $27 million and $36 million, respectively. Operating margin was 5.7% for the three months ended September 28, 2018, compared to 7.4% for the three months ended September 29, 2017. The decrease in operating income was primarily due to the increase in selling, general and administrative expenses in the third quarter of 2018 as compared to the third quarter of 2017, partially offset by favorable contract close-out and reserve activity for the three months ended September 28, 2018 as compared to the three months ended September 29, 2017.

	Three Months Ended
	September 28, 2018		September 29, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Interest expense, net	$17.0	3.6%	$19.7	4.1%	$(2.8)	(14.0)%

Interest expense: During the three months ended September 28, 2018, net interest expense was $17 million, compared to $20 million for the three months ended September 29, 2017. The decrease in net interest expense was primarily due to lower weighted average debt balances in the three months ended September 28, 2018, partially offset by higher borrowing rates.  Our weighted average outstanding loan balance for the three months ended September 28, 2018 was $966 million, which accrued interest at a weighted average borrowing rate of approximately 6.05%. Our weighted average outstanding loan balance for the three months ended September 29, 2017 was $1,060 million, which accrued interest at a weighted average borrowing rate of approximately 5.85%.

MD&A

	Three Months Ended
	September 28, 2018		September 29, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Income before provision for income taxes	$10.0	2.1%	$16.5	3.4%	$(6.4)	(39.2)%
Provision for income taxes	4.6	1.0	5.6	1.2	(1.0)	NM
Net income	5.4	1.1	10.9	2.2	(5.4)	(50.1)
Effective tax rate	45.9%		34.1%

*NM = Not meaningful

Effective tax rate: The effective tax rate for the three months ended September 28, 2018 was 45.9% as compared to 34.1% for the three months ended September 29, 2017. The increase in the tax rate was due to the impacts from nondeductible costs related to the pending Merger, partially offset by the tax rate reduction associated with the enactment of the Tax Act which reduced the federal tax rate from 35% in 2017 to 21% in 2018 and the reversal of a foreign income tax reserve.

	Three Months Ended
	September 28, 2018		September 29, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Net income attributable to Engility	$4.3	0.9%	$9.8	2.0%	$(5.5)	(56.3)%

Net income attributable to Engility: Net income attributable to Engility was $4 million for the three months ended September 28, 2018 compared to $10 million for the three months ended September 29, 2017. The decrease in net income attributable to Engility for the three months ended September 28, 2018 compared to the same period in 2017 was primarily the result of the decrease in operating income and a higher effective tax rate, partially offset by lower interest expense for the three months ended September 28, 2018 as previously mentioned.

Results of Operations — Nine Months Ended September 28, 2018 Compared to Nine Months Ended September 29, 2017

The following tables provide our selected financial data for the nine months ended September 28, 2018 and September 29, 2017.

	Nine Months Ended
	September 28, 2018		September 29, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Revenue	$1,436.3	100.0%	$1,467.0	100.0%	$(30.7)	(2.1)%

Revenue: For the nine months ended September 28, 2018, revenue was $1,436 million compared to $1,467 million for the nine months ended September 29, 2017, a decrease of $31 million, or 2.1%. Revenue decreased primarily as a result of contracts that came to the end of their period of performance, including the impact of re-compete contracts awarded to small businesses, and new business and re-compete wins that were not sufficient to replace the revenue on completed contracts, offset in part by a $19 million increase due to the adoption of ASC 606. The overall decline in revenue resulted from a $34 million decrease in DoD-related revenue and a $7 million decrease in federal civilian-related revenue, partially offset by a $10 million increase in intelligence-related revenue.

MD&A

	Nine Months Ended
	September 28, 2018		September 29, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Cost of revenue	$1,225.7	85.3%	$1,255.6	85.6%	$(29.9)	(2.4)%

Cost of revenue: Total cost of revenue was $1,226 million for the nine months ended September 28, 2018, a decrease of 2.4%, compared to $1,256 million for the nine months ended September 29, 2017. The decrease in cost of revenue was driven by a decline in revenue of $31 million, or 2.1%, for the nine months ended September 28, 2018 compared to the nine months ended September 29, 2017. Cost of revenue as a percentage of total revenue was 85.3% for the nine months ended September 28, 2018 compared to 85.6% for the nine months ended September 29, 2017.

	Nine Months Ended
	September 28, 2018		September 29, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Selling, general and administrative expenses	$120.8	8.4%	$107.6	7.3%	$13.2	12.2%

Selling, general and administrative expenses: For the nine months ended September 28, 2018, selling, general and administrative expenses were $121 million, compared to $108 million for the nine months ended September 29, 2017. Selling, general and administrative expenses as a percentage of revenue was 8.4% for the nine months ended September 28, 2018, compared to 7.3% for the nine months ended September 29, 2017. For the nine months ended September 28, 2018, selling, general and administrative expense included $5 million in cost related to the pending Merger as well as higher compensation and business development costs.  The increase in selling, general and administrative expenses as a percentage of revenue primarily resulted from the decline in revenue coupled with the higher merger, compensation and business development costs noted above in the nine months ended September 28, 2018 compared to the same period in 2017.

	Nine Months Ended
	September 28, 2018		September 29, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Operating income	$89.8	6.3%	$103.8	7.1%	$(14.0)	(13.5)%

Operating income and operating margin: Operating income for the nine months ended September 28, 2018 was $90 million, compared to $104 million for the nine months ended September 29, 2017. Operating margin was 6.3% for the nine months ended September 28, 2018, compared to 7.1% for the nine months ended September 29, 2017. The decrease in operating income was primarily due to the decline in revenue and higher selling, general and administrative expenses resulting from the pending Merger coupled with higher business development and compensation costs for the nine months ended September 28, 2018 as compared to the nine months ended September 29, 2017.

	Nine Months Ended
	September 28, 2018		September 29, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Interest expense, net	$53.5	3.7%	$59.2	4.0%	$(5.7)	(9.6)%

Interest expense: During the nine months ended September 28, 2018, net interest expense was $54 million compared to $59 million for the nine months ended September 29, 2017. The decrease in net interest expense was due to lower weighted average debt balances in the nine months ended September 28, 2018, partially offset by higher borrowing rates.  Our weighted average outstanding loan balance for the nine months ended September 28, 2018 was $988 million, which accrued interest at a weighted average borrowing rate of approximately 6.05%. Our weighted average outstanding loan balance for the nine months ended September 29, 2017 was $1,088 million, which accrued interest at a weighted average borrowing rate of approximately 5.97%.

MD&A

	Nine Months Ended
	September 28, 2018		September 29, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Income before provision for income taxes	$36.7	2.6%	$44.7	3.0%	$(8.0)	(17.9)%
Provision for income taxes	11.0	0.8	16.7	1.1	(5.7)	NM
Net income	25.8	1.8	28.1	1.9	(2.3)	(8.2)
Effective tax rate	29.9%		37.3%

*NM = Not meaningful

Effective tax rate: The effective tax rate for the nine months ended September 28, 2018 was 29.9% as compared to 37.3% for the nine months ended September 29, 2017. The decrease in the effective tax rate was due to the tax rate reduction associated with the Tax Act which reduced the federal tax rate from 35% in 2017 to 21% in 2018 and the reversal of a foreign income tax reserve, partially offset by the impacts from nondeductible costs related to the pending Merger.

	Nine Months Ended
	September 28, 2018		September 29, 2017		Dollar Change	Percentage Change
	(in millions; except percentage of revenue)
Net income attributable to Engility	$22.7	1.6%	$24.4	1.7%	$(1.7)	(6.9)%

Net income attributable to Engility: Net income attributable to Engility was $23 million for the nine months ended September 28, 2018 compared $24 million for the nine months ended September 29, 2017. The decrease in net income attributable to Engility for the nine months ended September 28, 2018 compared to the same period in 2017 was primarily the result of the decrease in operating income, partially offset by a lower effective tax rate and lower interest expense for the nine months ended September 28, 2018 as previously mentioned.

Liquidity and Capital Resources

Our primary cash needs are for debt service, working capital, and strategic investments or acquisitions. Under our debt obligations, our average quarterly required payments include principal of $6 million and estimated interest of approximately $15 million. We currently believe that our cash from operations, together with our cash on hand and available borrowings under the 2016 Credit Facility, are adequate to fund our operating needs for at least the next twelve months. As of September 28, 2018, our availability under the revolving portion of our 2016 Credit Facility was $188 million, net of outstanding letters of credit.

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

The total amount of our accounts receivable can vary significantly over time but is generally very sensitive to recent revenue levels. Total accounts receivable typically range from 55 to 60 DSO, calculated on trailing three months of revenue. Our DSO was 58 days as of September 28, 2018 and 58 days as of December 31, 2017.

The following table represents cash flows for the nine months ended September 28, 2018 and September 29, 2017.

	Nine Months Ended
	September 28, 2018	September 29, 2017
	(in millions)
Net cash provided by operating activities	$94.7	$78.8
Net cash provided by (used in) investing activities	$(13.3)	$19.4
Net cash used in financing activities	$(81.6)	$(94.5)

MD&A

Cash Provided by Operating Activities

We generated $95 million of cash from operating activities during the nine months ended September 28, 2018, compared to cash generated of $79 million during the nine months ended September 29, 2017.  The increase in cash generated from operating activities primarily reflects higher benefit related payments in the nine months ended September 29, 2017 compared to the nine months ended September 28, 2018 resulting from a change in the funding of the Company’s employee savings plan match from annual to quarterly. The nine months ended September 29, 2017 also reflected lower collections of accounts receivables as compared to the nine months ended September 28, 2018.

Cash Provided by (Used in) Investing Activities

During the nine months ended September 28, 2018, cash used in investing activities was $13 million compared to cash provided by investing activities of $19 million in the nine months ended September 29, 2017. Cash used in investing activities for the nine months ended September 28, 2018 primarily consisted of a payment of $2 million related to a final working capital adjustment for the sale of International Resources Group Ltd. (IRG) and facility-related capital expenditures. Cash provided by investing activities for the nine months ended September 29, 2017 primarily consisted of proceeds of $22 million received from the sale of IRG, which excludes an indemnity escrow of approximately $2 million.  During the nine months ended September 28, 2018 and September 29, 2017, cash used in investing activities for the payments of capital expenditures was $11 million and $6 million, respectively.

Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended September 28, 2018 and September 29, 2017 was $82 million and $94 million, respectively. During the nine months ended September 28, 2018, we repaid a total of $75 million of debt under the 2016 Credit Facility, including the prepayment of $56 million of debt. During the nine months ended September 29, 2017, we repaid a total of $86 million of debt under the 2016 Credit Facility, including the prepayment of $66 million of debt.

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

As of September 28, 2018, we did not have an outstanding balance on our revolving line of credit, and our availability under the revolving portion of the 2016 Credit Facility was $188 million, net of outstanding letters of credit.

	September 28, 2018	December 31, 2017
	(in millions)
Net debt
Total debt	$938.2	$1,013.3
Less: Cash	(41.7)	(41.9)
Net debt	$896.5	$971.4

Available liquidity
Cash	$41.7	$41.9
Revolver availability	188.5	163.4
Total available liquidity	$230.2	$205.3

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

MD&A

is used by management to help assess Engility’s exposure to its funding sources and to evaluate future needs for additional liquidity.

Off-Balance Sheet Arrangements

At September 28, 2018, we had no significant off-balance sheet arrangements other than $2 million of outstanding letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers. These letters of credit may be drawn upon in the event of Engility’s nonperformance.

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

MD&A

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

Included in unbilled receivables are certain restructuring costs related to the performance of our U.S. government contracts which are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are expensed outside of our indirect rates and recognized as revenue for the portion we expect to be recoverable in our rates. At September 28, 2018 and December 31, 2017, these receivables were approximately $6 million and $9 million, respectively, and are allocated to contracts when they are paid or otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued expensing of these costs, the profitability of our remaining contracts could be adversely affected.

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

MD&A

There have been no other material changes to our critical accounting policies disclosed in our 2017 Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements, including, without limitation, in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects and expected benefits of acquisitions and competition, expected interest savings from our debt refinancing, the pending transaction between SAIC and Engility and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could” or the negative of these terms or similar expressions.

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

For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in the 2017 Form 10-K and Part II, Item 1A of this report.  In addition, there are various risks and uncertainties associated with the pending transaction between SAIC and Engility, including but not limited to, the occurrence of any event, change or other circumstances that could delay the closing of the pending Merger; the possibility of non-consummation of the pending Merger and termination of the Merger Agreement; the risk that the Company could be required to pay a termination fee of up to $60 million to SAIC under certain circumstances pursuant to the terms of the Merger Agreement; the failure to obtain Company stockholder approval of the pending Merger or to satisfy any of the other conditions to the Merger Agreement; the possibility that a governmental entity may prohibit, delay or refuse to grant a necessary regulatory approval in connection with the pending Merger; the risk that stockholder litigation in connection with the pending Merger may affect the timing or occurrence of the pending Merger or result in significant costs of defense, indemnification and liability; the significant transaction costs which have been and may continue to be incurred by the Company related to the pending Merger; and other potential risks to the Company associated with any failure to closing the Merger, including the potential distraction of employee and management attention during the pendency of the Merger, uncertainty about the effect of the pending Merger on the Company’s relationships with employees, potential and existing customers and suppliers and other parties, and the impact that the failure of the pending Merger to close could have on the trading price of shares of Company common stock and the Company’s operating results. Forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, historical information should not be considered as an indicator of future performance.

MARKET RISK

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates for borrowings under our 2016 Credit Facility. A hypothetical 1% increase in interest rates would have increased our interest expense by approximately $3 million for the nine months ended September 28, 2018 and likewise decreased our income and cash flows.

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

Management, with the participation of our CEO and our CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15-15(e) of the Exchange Act, as of September 28, 2018, the end of the period covered by this Form 10-Q. Based on their evaluation, our CEO and CFO concluded that, as of September 28, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2018 that materially affected, or are likely to materially affect, our internal control over financial reporting.

OTHER INFORMATION

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 10 to the accompanying Unaudited Consolidated Financial Statements contained in this report and is incorporated by reference into this Part II, Item 1.

ITEM 1A.  RISK FACTORS

Please also read Item 1A—Risk Factors of our Form 10-K for factors, risks, and uncertainties that may affect future results.

Risks related to the pending Merger with Science Applications International Corporation.

On September 10, 2018, we announced the execution of the Merger Agreement with Science Applications International Corporation.

Before the Merger may be completed, both Engility and SAIC will need to obtain stockholder approval in connection with the pending transaction. In addition, various filings must be made with various regulatory, antitrust and other authorities in the United States. These governmental authorities may impose conditions on the completion, or require changes to the terms, of the Merger, including restrictions or conditions on the business, operations or financial performance of the combined company following completion of the Merger. These conditions or changes, including potential litigation brought in connection with the pending Merger, could have the effect of delaying completion of the Merger or imposing additional costs on or limiting the revenues of the combined company following the Merger, which could have a material adverse effect on the financial condition, results of operations and cash flows of the combined company and/or cause either Engility or SAIC to abandon the Merger.

If we are unable to complete the Merger, we still will incur and will remain liable for significant transaction costs, including legal, accounting, filing, printing and other costs relating to the Merger. Also, depending upon the reasons for not completing the Merger, we may be required to pay SAIC a termination fee of up to $60 million.

If completed, the Merger may not achieve its intended results.

We entered into the Merger Agreement with the expectation that the Merger would result in various benefits, including, among other things, cost savings and operating efficiencies. Achieving the anticipated benefits of the Merger is subject to a number of uncertainties, including whether the businesses of Engility and SAIC are integrated in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues generated by the combined company and diversion of management’s time and energy and could have an adverse effect on the combined company’s business, financial results and prospects.

We will be subject to business uncertainties and contractual restrictions while the Merger is pending that could adversely affect our financial results.

Uncertainty about the effect of the Merger with SAIC on employees, customers and suppliers may have an adverse effect on our business. Although we intend to take steps designed to reduce any adverse effects, these uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause customers, suppliers and others that deal with us to seek to change existing business relationships.

Employee retention and recruitment may be particularly challenging prior to the completion of the Merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company. If, despite our retention and recruiting efforts, key employees depart or prospective employees fail to accept employment with us because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, our financial results could be affected.

The pursuit of the Merger and the preparation for the integration of Engility and SAIC may place a significant burden on management and internal resources. The diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could affect our business, and our financial condition, results of operations and cash flows.

OTHER INFORMATION

In addition, we are restricted under the Merger Agreement, without SAIC’s consent, from making certain acquisitions and taking other specified actions until the Merger occurs or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to completion of the Merger or termination of the Merger Agreement.

Because the market price of shares of Engility and SAIC common stock will fluctuate and the exchange ratio is fixed, the market value of the Merger consideration at the date of the closing may vary significantly from the date the Merger Agreement was executed.

Upon completion of the Merger, each outstanding share of Engility common stock will be converted into the right to receive 0.450 of a share of SAIC common stock. The number of shares of SAIC common stock to be issued pursuant to the Merger Agreement for each share of Engility common stock is fixed and will not change to reflect changes in the market price of Engility common stock or SAIC common stock. The market prices of Engility common stock or SAIC common stock at the time of completion of the Merger may vary significantly from the market prices of Engility common stock or SAIC common stock on the date the Merger Agreement was executed.

In addition, the Merger might not be completed until a significant period of time has passed after the respective stockholder meetings. Because the exchange ratio is fixed, the market value of the SAIC common stock issued in connection with the Merger and the Engility common stock surrendered in connection with the Merger may be higher or lower than the values of those shares on earlier dates. Stock price changes may result from market assessment of the likelihood that the Merger will be completed, changes in the business, operations or prospects of Engility or SAIC prior to or following the Merger, litigation or regulatory considerations, general business, market, industry or economic conditions and other factors both within and beyond the control of Engility and SAIC. Neither Engility nor SAIC is permitted to terminate the Merger Agreement solely because of changes in the market price of either company’s common stock.

The Merger Agreement contains provisions that limit Engility’s ability to pursue alternatives to the Merger, could discourage a potential competing acquirer of Engility from making a favorable alternative transaction proposal and, in certain circumstances, could require Engility to pay a termination fee to SAIC.

Under the Merger Agreement, Engility is restricted from entering into alternative transactions. Unless and until the Merger Agreement is terminated, subject to specified exceptions, Engility is restricted from soliciting, initiating or knowingly encouraging, inducing or facilitating, or participating in any discussions or negotiations with any person regarding, or cooperating in any way with any person with respect to, any alternative proposal or any inquiry or proposal that would reasonably be expected to lead to an alternative proposal. While Engility’s board of directors is permitted to change its recommendation to stockholders prior to the special meeting under certain circumstances, namely if Engility is in receipt of a superior proposal or an intervening event has occurred, before Engility’s board of directors changes its recommendation to stockholders in such circumstances, Engility must, if requested by SAIC, negotiate in good faith with SAIC regarding potential amendments to the Merger Agreement. Engility may terminate the Merger Agreement and enter into an agreement with respect to a superior proposal only if specified conditions have been satisfied, including compliance with the provisions of the Merger Agreement restricting solicitation of alternative proposals and requiring payment of a termination fee in certain circumstances. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of Engility from considering or proposing such an acquisition, even if such third party were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger, or could result in a potential competing acquirer proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances. As a result of these restrictions, Engility may not be able to enter into an agreement with respect to a more favorable alternative transaction without incurring potentially significant liability to the other.

If the Merger Agreement is terminated because Engility’s Board of Directors changes its recommendation to stockholders or Engility enters into a definitive agreement for a superior proposal, Engility will be required to pay SAIC a termination fee of up to $60 million. If such a termination fee is payable, the payment of this fee could have a material adverse effect on the financial condition, results of operations and cash flows of Engility.

Current Engility stockholders will have a reduced ownership and voting interest after the Merger and will exercise less influence over management of the combined company.

Upon completion of the Merger, Engility stockholders will own approximately 28% of the combined company. Engility stockholders currently have the right to vote for Engility’s board of directors and on other matters affecting Engility. When the Merger occurs, each Engility stockholder will receive 0.450 shares of SAIC common stock per share of Engility

OTHER INFORMATION

common stock, with a percentage ownership of the combined company that is significantly smaller than the stockholders’ percentage ownership of Engility prior to the Merger. As a result of these reduced ownership percentages, current Engility stockholders will have less influence on the management and policies of the combined company than they now have with respect to Engility.

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The “Risk Factors” section of our 2017 Form 10-K describes risk and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. Except as described herein, we believe that there have been no material changes to the risk factors previously disclosed in our 2017 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

eXHIBITS

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibits
2.1

Agreement and Plan of Merger, dated September 9, 2018, by and among Science Applications International Corporation, Inc., a Delaware corporation, Engility Holdings, Inc., a Delaware corporation, and Raptors Merger Sub, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on September 10, 2018 (File No. 001-35487)).

10.1

Voting Agreement dated as of, September 9, 2018, by and among Science Applications International Corporation, Inc., and Engility Holdings, Inc., and with General Atlantic Partners 85, L.P., GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC, GAP Coinvestments CDA, L.P. and GAPCO GmbH & Co. KG and KKR 2006 Fund L.P., KKR Partners III, L.P., OPERF Co-Investment LLC and 8 North America Investor L.P (incorporated herein by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K, as filed with the Commission on September 10, 2018 (File No. 001-35487)).

*10.2	Form of Amendment to the Form of Engility Holdings, Inc. Amended and Restated 2012 Long Term Performance Unit Award Agreement under the Second Amended and Restated 2012 Long Term Performance Plan.

*10.3	First Amendment to the Engility Holdings, Inc. Amended and Restated Severance Plan, dated as of September 9, 2018.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

**32.1	Certification of Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith

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

Date: October 31, 2018